Form 10-Q
period 2015-06-30
FITBIT INC
filed 2015-08-07
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission file number: 001-37444
____________________________________________
FITBIT, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	20-8920744 (I.R.S. Employer Identification No.)

405 Howard Street San Francisco, California (Address of principal executive offices)	94105 (Zip Code)
(415) 513-1000
(Registrant’s telephone number, including area code)
____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of July 31, 2015, there were 42,061,250 shares of the registrant’s Class A common stock outstanding and 164,818,603 shares of the registrant’s Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$461,276	$195,626
Accounts receivable, net	252,023	238,859
Inventories	186,870	115,072
Deferred tax assets	49,625	33,555
Prepaid expenses and other current assets	18,163	13,614
Total current assets	967,957	596,726
Property and equipment, net	30,945	26,435
Goodwill	22,157	—
Intangible assets, net	13,263	—
Other assets	12,308	9,890
Total assets	$1,046,630	$633,051
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Fitbit Force recall reserve	$12,894	$22,476
Accounts payable	193,594	195,666
Accrued liabilities	79,618	70,940
Deferred revenue	21,346	9,009
Income taxes payable	795	30,631
Long-term debt, current portion	—	132,589
Total current liabilities	308,247	461,311
Redeemable convertible preferred stock warrant liability	—	15,797
Other liabilities	15,031	12,867
Total liabilities	323,278	489,975
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value, no shares and 144,528,912 shares authorized as of June 30, 2015 and December 31, 2014, respectively; no shares and 139,851,483 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	67,814
Stockholders’ equity:
Class A common stock, $0.0001 par value, 600,000,000 shares and no shares authorized as of June 30, 2015 and December 31, 2014, respectively; 42,061,250 shares and no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4	—
Class B common stock, $0.0001 par value, 350,000,000 and 230,400,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; 164,625,960 and 40,875,583 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	16	4
Additional paid-in capital	590,290	7,979
Accumulated other comprehensive income	122	37
Retained earnings	132,920	67,242
Total stockholders’ equity	723,352	75,262
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$1,046,630	$633,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$400,412	$113,572	$737,166	$222,387
Cost of revenue	212,870	55,183	380,415	119,229
Gross profit	187,542	58,389	356,751	103,158
Operating expenses:
Research and development	30,492	11,809	52,918	20,897
Sales and marketing	69,690	13,311	113,557	24,584
General and administrative	14,648	7,443	27,629	16,060
Change in contingent consideration	(7,704)	—	(7,704)	—
Total operating expenses	107,126	32,563	186,400	61,541
Operating income	80,416	25,826	170,351	41,617
Interest expense, net	(379)	(452)	(846)	(861)
Other expense, net	(45,308)	(3,687)	(58,385)	(4,906)
Income before income taxes	34,729	21,687	111,120	35,850
Income tax expense	17,048	6,934	45,442	12,225
Net income	17,681	14,753	65,678	23,625
Less: noncumulative dividends to preferred stockholders	(1,212)	(1,327)	(2,526)	(2,640)
Less: undistributed earnings to participating securities	(11,244)	(10,423)	(45,907)	(16,293)
Net income attributable to common stockholders—basic	5,225	3,003	17,245	4,692
Add: adjustments for undistributed earnings to participating securities	1,862	1,058	7,003	1,618
Net income attributable to common stockholders—diluted	$7,087	$4,061	$24,248	$6,310
Net income per share attributable to common stockholders:
Basic	$0.09	$0.07	$0.35	$0.12
Diluted	$0.07	$0.07	$0.29	$0.11
Shares used to compute net income per share attributable to common stockholders:
Basic	58,548	40,193	49,922	40,174
Diluted	95,190	60,487	82,841	59,983
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$17,681	$14,753	$65,678	$23,625
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax	41	7	85	12
Comprehensive income	$17,722	$14,760	$65,763	$23,637
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$65,678	$23,625
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of doubtful accounts	(28)	(51)
Provision for inventory obsolescence	4,537	1,230
Depreciation and amortization	7,519	1,713
Amortization of intangible assets	655	—
Revaluation of redeemable convertible preferred stock warrant liability	56,655	5,194
Amortization of issuance costs and discount on debt	322	216
Stock-based compensation	12,650	975
Change in contingent consideration	(7,704)	—
Deferred income taxes	(20,111)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,834)	29,548
Inventories	(76,334)	976
Prepaid expenses and other assets	(2,495)	(3,186)
Fitbit Force recall reserve	(9,581)	(25,864)
Accounts payable	(5,561)	(27,107)
Accrued liabilities and other liabilities	8,830	(7,391)
Deferred revenue	11,789	1,914
Income taxes payable	(29,836)	(1,466)
Net cash provided by operating activities	4,151	326
Cash Flows from Investing Activities
Change in restricted cash	—	2,310
Purchase of property and equipment	(11,745)	(6,698)
Acquisitions, net of cash acquired	(11,037)	—
Net cash used in investing activities	(22,782)	(4,388)
Cash Flows from Financing Activities
Net proceeds from initial public offering	420,885	—
Proceeds from issuance of debt and revolving credit facility, net debt discount	160,000	30,000
Repayment of debt	(294,503)	(3,096)
Payment of debt issuance costs	—	(604)
Payments of offering costs	(2,522)	—
Proceeds from exercise of stock options	442	12
Net cash provided by financing activities	284,302	26,312
Net increase in cash and cash equivalents	265,671	22,250
Effect of exchange rate on cash and cash equivalents	(21)	12
Cash and cash equivalents at beginning of period	195,626	81,728
Cash and cash equivalents at end of period	$461,276	$103,990
Supplemental Disclosure
Cash paid for interest	$103	$820
Cash paid for income taxes	$94,966	$13,692
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Conversion of redeemable convertible preferred stock into Class B common stock	$67,814	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$72,452	$—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	$56,678	$1,503
Purchase of property and equipment included in accounts payable	$2,714	$5,711
Deferred offering costs included in accounts payable and accruals	$2,711	$—
Issuance of common stock in connection with acquisitions	$13,317	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Business Overview

Fitbit, Inc. (the “Company”) is transforming the way millions of people around the world achieve their health and fitness goals. The Fitbit platform combines connected health and fitness devices with software and services, including an online dashboard and mobile apps, data analytics, motivational and social tools, personalized insights, and virtual coaching through customized fitness plans and interactive workouts. The Company sells devices through diversified sales channels that include distributors, retailers, a corporate wellness offering, and Fitbit.com. The Company was incorporated in Delaware in 2007. The Company has established wholly-owned subsidiaries globally and its corporate headquarters are located in San Francisco, California.

In June 2015, the Company completed its initial public offering (“IPO”) of Class A common stock, in which the Company sold 22,387,500 shares and certain of its stockholders sold 19,673,750 shares, including 5,486,250 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an initial public offering price of $20.00 per share for net proceeds of $420.9 million to the Company, after deducting underwriting discounts and commissions of $26.9 million. Offering costs incurred by the Company were approximately $5.2 million. In addition, in connection with the IPO:

•
The Company authorized two new classes of common stock— Class A common stock and Class B common stock. All prior periods presented have been updated to reflect the new classes of common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock, generally automatically converts into Class A common stock upon a transfer, and has no expiration date.

•
All shares of the then-outstanding common stock, as well as options to purchase common stock and restricted stock units (“RSUs”), were reclassified into an equivalent number of shares of our Class B common stock.

•
All 139,851,483 shares of the then-outstanding redeemable convertible preferred stock were converted and reclassified into an equivalent number of shares of our Class B common stock. This resulted in a reclassification of the redeemable convertible preferred stock balance of $67.8 million to additional paid-in capital.

•
The Company issued 274,992 shares of Series B redeemable convertible preferred stock and 1,210,591 shares of Series C redeemable convertible preferred stock upon the net exercise of redeemable convertible preferred stock warrants, which occurred immediately prior to the completion of its IPO. These shares were sold as Class A common stock in the IPO. In addition, all of the remaining outstanding redeemable convertible preferred stock warrants automatically converted to Class B common stock warrants upon the closing of the IPO. As a result, the Company revalued the warrants as of the completion of the IPO and reclassified the redeemable convertible preferred stock warrant liability balance of $72.5 million to additional paid-in capital.

•
The Company recorded proceeds of $420.9 million to additional paid-in capital and reclassified $5.2 million of deferred offering costs previously recorded in other current assets as an offset to the proceeds from the IPO.

2.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) on June 18, 2015. There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on June 18, 2015.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Stock Split

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

In May 2015, the Company effected a 3-for-2 stock split of all outstanding shares of the Company’s capital stock, including common stock and redeemable convertible preferred stock. All share, option, RSU, warrant, and per share information presented in the condensed consolidated financial statements has been adjusted to reflect the stock split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the stock split.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The estimates and assumptions made by management related to revenue recognition, accruals for the Fitbit Force recall, reserves for sales returns and incentives, reserves for warranty, valuation of stock options, fair value of warrant liability and derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, and the valuations of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income, net of tax. Other comprehensive income refers to revenue, expenses, and gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. ASU 2014-09 will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3.    Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis are categorized based upon the level of judgment associated with inputs used to measure their fair values. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date.

The Company estimates fair value by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—Quoted prices in active markets for identical assets or liabilities;

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximated their fair values due to the short period of time to maturity or repayment. The carrying value of the Company’s long-term debt approximated its fair value as of December 31, 2014 as the debt carried a variable rate or market rates available to the Company and other assumptions had not changed significantly.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$541	$—	$541
Liabilities:
Derivative liabilities	$—	$291	$—	$291

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$316	$—	$316
Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$15,797	$15,797
Derivative liabilities	—	105	—	105
Total	$—	$105	$15,797	$15,902

Level 2 assets and liabilities are comprised of derivative financial instruments associated with hedging activity, which is further discussed in Note 4. Derivative financial instruments are initially measured at fair value on the contract date and are subsequently remeasured to fair value at each reporting date using inputs such as spot rates and forward rates. There is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.

The Company’s Level 3 liabilities, measured and recorded on a recurring basis, consist of the redeemable convertible preferred stock warrant liability and contingent consideration. Prior to the IPO, the fair value of the warrant liability was calculated using an option-pricing model as discussed in Note 8. Generally, increases or decreases in the fair value of the underlying redeemable convertible preferred stock would result in a directionally similar impact in the fair value measurement of the associated warrant liability. The unexercised warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase shares of Class B common stock upon the closing of the IPO. As a result, the Company revalued and reclassified the redeemable convertible preferred stock liability to additional paid-in capital upon the closing of the IPO.

The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liability (in thousands):

Balance at December 31, 2014	$15,797
Change in fair value	56,655
Settlement of warrant liability upon exercise	(56,678)
Reclassification of unexercised warrants to additional paid-in capital upon the initial public offering	(15,774)
Balance at June 30, 2015	$—

The Company’s acquisition-related contingent consideration is determined using the Monte Carlo simulation method. The increases or decreases in the fair value of the contingent consideration payable could result from changes in the anticipated fair value of the Company’s common stock, stock price volatility, and probability of various market-based scenarios. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth a summary of the changes in the fair value of the acquisition-related contingent consideration (in thousands):

Balance at December 31, 2014	$—
Addition from acquisition	7,704
Change in fair value of contingent consideration	(7,704)
Balance at June 30, 2015	$—

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2014 and June 30, 2015.

4.    Derivative Financial Instruments

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. The Company and its subsidiaries do not enter into derivative contracts for speculative purposes.

These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities.

The table below presents the notional amount of the foreign currency contracts as of June 30, 2015 (in thousands):

	Notional Amount Sold
Functional Currency:	Foreign Amount	USD Equivalent
AUD	35,260	$27,348
CAD	8,580	6,971
EUR	10,800	12,090
GBP	10,680	16,643
JPY	75,000	609
NZD	1,142	798
		$64,459

The table below presents the notional amount of the foreign currency contracts as of December 31, 2014 (in thousands):

	Notional Amount Purchased
Functional Currency:	Foreign Amount	USD Equivalent
AUD	32,700	$26,810
CAD	3,200	2,782
EUR	2,700	3,355
GBP	2,100	3,295
NZD	1,200	930
		$37,172

Currently, the Company does not have master netting agreements with its counterparties for its foreign currency contracts. As of December 31, 2014 and June 30, 2015, the fair value of the derivative assets of $0.3 million and $0.5 million, respectively, were recorded in prepaid expenses and other current assets and the fair value of the derivative liability of $0.1 million and $0.3 million, respectively, were recorded in accrued liabilities on the condensed consolidated balance sheets. The gain recognized in other income (expense), net for non-designated foreign currency forward contracts was $0.5 million and $2.5 million for the three

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

and six months ended June 30, 2015, respectively. The Company did not enter into foreign exchange contracts during 2014 until December 2014.

5.    Balance Sheet Components

Revenue Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balances	$26,362	$15,631	$26,559	$15,416
Increases	32,859	7,836	53,352	14,660
Returns taken	(23,956)	(6,318)	(44,646)	(12,927)
Ending balances	$35,265	$17,149	$35,265	$17,149

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

Components	$60,217	$53,383
Finished goods	126,653	61,689
Total inventories	$186,870	$115,072

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

POP displays, net	$6,700	$7,121
Prepaid expenses and other current assets	11,463	6,493
Total prepaid expenses and other current assets	$18,163	$13,614

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

Tooling and manufacturing equipment	$38,559	$28,344
Furniture and office equipment	4,180	2,891
Purchased and internally-developed software	1,854	1,396
Leasehold improvements	3,661	3,594
Total property and equipment	48,254	36,225
Less: Accumulated depreciation and amortization	(17,309)	(9,790)
Property and equipment, net	$30,945	$26,435

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows (in thousands). See Note 13 for additional information.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Goodwill
Balance at December 31, 2014	$—
Goodwill acquired	22,562
Subsequent goodwill adjustments	(405)
Balance at June 30, 2015	$22,157

There were no intangible assets outstanding as of December 31, 2014. The carrying amounts of the intangible assets as of June 30, 2015 were as follows (in thousands, except useful life). See Note 13 for additional information.

	June 30, 2015			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net

Developed technology	$12,640	$(558)	$12,082	6.7
Trademarks and other	1,278	(97)	1,181	4.4
Total intangible assets, net	$13,918	$(655)	$13,263

Total amortization expense related to intangible assets was $0.5 million and $0.7 million for the three and six months ended June 30, 2015, respectively.

The estimated future amortization expense of acquired intangible assets to be charged to cost of revenue and operating expenses after June 30, 2015, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2015	$883	$164	$1,047
2016	1,806	281	2,087
2017	1,806	230	2,036
2018	1,806	230	2,036
2019	1,806	230	2,036
Thereafter	3,975	46	4,021
Total intangible assets, net	$12,082	$1,181	$13,263

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

Product warranty	$31,063	$20,098
Employee related liabilities	10,148	4,115
Accrued cooperative advertising and marketing development funds	10,132	7,679
Accrued sales incentives	4,034	2,355
Sales taxes and VAT payable	3,040	2,291
Accrued manufacturing expense	2,113	9,953
Customer deposits	1,864	6,391
Inventory received not billed	—	6,242
Other	17,224	11,816
Accrued liabilities	$79,618	$70,940

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balances	$23,251	$6,740	$20,098	$8,480
Charged to cost of revenue	14,568	2,494	22,065	2,062
Settlement of claims	(6,756)	(1,609)	(11,100)	(2,917)
Ending balances	$31,063	$7,625	$31,063	$7,625

(1)	Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “—Fitbit Force Recall Reserve” for additional information regarding such reserves.

Fitbit Force Recall Reserve

In March 2014, the Company announced a recall for one of its products, the Fitbit Force (“Fitbit Force Recall”). The product recall, which is regulated by the U.S. Consumer Product Safety Commission, covered all Fitbit Force units sold since the product was first introduced in October 2013. The product recall program has no expiration date.

As a result of the product recall, the Company established reserves that include cost estimates for customer refunds, logistics and handling fees for managing product returns and processing refunds, obsolescence of on-hand inventory, cancellation charges for existing purchase commitments and rework of component inventory with the contract manufacturer, write-offs of tooling and manufacturing equipment, and legal settlement costs.

Fitbit Force recall reserve activities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balances	$15,104	$84,239	$22,476	$82,938
Charged to revenue	—	—	—	11,561
Charged (benefit) to cost of revenue	—	—	(2,040)	10,602
Charged (benefit) to general and administrative	69	—	(73)	505
Settlement of claims	(2,279)	(27,165)	(7,469)	(48,532)
Ending balances	$12,894	$57,074	$12,894	$57,074

6.    Long-Term Debt

2014 Credit Agreement

In August 2014, the Company entered into an amended and restated credit agreement (“Asset-Based Credit Facility”), with a borrowing limit of $180.0 million. The Asset-Based Credit Facility allows the Company to borrow up to the lesser of (i) $180.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans and (ii) the borrowing base then in effect less the amount then outstanding under letters of credit and loans. The borrowing base is determined by the Company’s collateral agents based on several variables, including percentages of the book value of certain eligible accounts receivable and a percentage of certain eligible inventories. Borrowings under the Asset-Based Credit Facility may be drawn as Alternate Base Rate or ABR loans or Eurodollar loans, and matures in August 2018. ABR loans bear interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bear interest at a variable rate based on the LIBOR rate and Euro currency reserve requirements. The Company is also required to pay an annual commitment fee on the average daily unused portion of the facility of 0.25%, 0.35%, or 0.45%, based on usage of the facility. As of December 31, 2014 and June 30, 2015, the effective interest rate on the revolving line of credit was 4.25%.

The Company has the option to repay its borrowings under the Asset-Based Credit Facility without penalty prior to maturity. The Asset-Based Credit Facility requires the Company to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.1:1, consolidated leverage ratios of between 3:1 and 2:1, and levels of liquidity of not less than $15.0 million. The Asset-Based Credit Facility also requires the Company to comply with certain non-financial covenants. The Company was in compliance with these covenants as of December 31, 2014 and June 30, 2015.

As of December 31, 2014, the Company had $125.0 million of outstanding borrowings under the Asset-Based Credit Facility. In January 2015, the Company repaid $125.0 million of its indebtedness under the Asset-Based Credit Facility. As a result, the

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

long-term debt that was repaid was classified as long-term debt, current portion, on the Company’s condensed consolidated balance sheet as of December 31, 2014. As of June 30, 2015, the Company had no outstanding borrowings under the Asset-Based Credit Facility.

2014 Revolving Credit and Guarantee Agreement

In August 2014, the Company entered into a revolving credit and guarantee agreement (“Cash Flow Facility”). In October 2014, the Company amended the Cash Flow Facility to increase the borrowing limit under the Cash Flow Facility. The Cash Flow Facility allows the Company to borrow up to $50.0 million, including up to $10.0 million for the issuance of letters of credit and up to $10.0 million for swing line loans, and matures in August 2018. Borrowings under the Cash Flow Facility may also be drawn as ABR loans or Eurodollar loans. ABR loans under our Cash Flow Facility bear interest at a variable rate equal to the applicable margin plus the highest of (i) 3.5%, (ii) the prime rate, (iii) the federal funds effective rate plus 0.5%, and (iv) the adjusted LIBOR rate plus 1.0%. Eurodollar loans under the Cash Flow Facility bear interest at a variable rate for any day based on the LIBOR rate and Euro currency reserve requirements. The Company is also required to pay an annual commitment fee on the average daily unused portion of the facility of 0.375% or 0.5%, based on usage of the facility. As of December 31, 2014, and June 30, 2015, the effective interest rate on the revolving line of credit was 3.59%. The Cash Flow Facility also requires the Company to comply with certain financial covenants, including maintaining certain consolidated leverage ratios of between 3:1 and 2:1, and other non-financial covenants.

As of December 31, 2014, the Company had $8.0 million of outstanding borrowings under the Cash Flow Facility. Subsequent to December 31, 2014, the Company repaid $8.0 million of its indebtedness under the Cash Flow Facility. As of June 30, 2015, the Company had no outstanding borrowings under the Cash Flow Facility.

The fair value of warrants issued in connection with debt agreements prior to 2012 was recorded as a debt discount and is amortized over the term of the related financing arrangement to interest expense using the straight-line method. In addition, capitalized issuance costs are amortized to interest expense over the term of the related financing arrangement on a straight-line basis. Interest expense was $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2015, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2014 and 2015, respectively.

Letters of Credit

As of December 31, 2014 and June 30, 2015, the Company had outstanding letters of credit totaling $2.9 million and $3.5 million, respectively, issued to cover various security deposits on the Company’s facility leases.

7.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2015 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $1.1 million and $1.5 million for the three months ended June 30, 2014 and 2015, respectively, and $2.2 million and $2.6 million for the six months ended June 30, 2014 and 2015, respectively.

In June 2015, the Company entered into a lease to expand the Company’s existing headquarters. The lease expires in 2024 and future minimum payments under the lease are included in the table below.

Future minimum payments under the leases as of June 30, 2015 were as follows (in thousands):

Amounts
Remaining 2015	$3,633
2016	13,106
2017	16,905
2018	16,926
2019	16,263
Thereafter	56,294
Total	$123,127

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Purchase Commitments

The aggregate amount of purchase orders open as of December 31, 2014 and June 30, 2015 was approximately $257.0 million and $344.1 million, respectively. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

Legal Proceedings

Fitbit Force

In 2014, class action and personal injury lawsuits were filed against the Company based upon claims of allergic reactions from adhesives in the Fitbit Force, and alleged violations of various state false advertising and unfair competition statutes based on the Company’s sale and marketing of the Fitbit Force. The class action cases were settled in 2014. Certain personal injury complaints remain outstanding, including several complaints filed in 2015, but the Company believes that liabilities arising under these claims are covered by the Company’s commercial general liability insurance.

Jawbone

On May 27, 2015, Aliphcom, Inc. d/b/a Jawbone (“Jawbone”) filed a lawsuit against the Company and certain of its employees who were formerly employed by Jawbone in the Superior Court of the State of California in the County of San Francisco alleging trade secret misappropriation, breach of contract, breach of implied covenant of good faith and fair dealing, and unfair and unlawful business practices. The complaint alleges, among other things, that prior to leaving Jawbone at various times in 2015, the employees downloaded Jawbone company documents and materials, including allegedly confidential and trade secret information, and that these employees are using such information in the development of the Company’s products. The complaint also alleges that the Company recruited those employees with the intent of using Jawbone’s proprietary information. The complaint seeks unspecified damages, including punitive damages and injunctive relief. On June 26, 2015, the Company and the employee defendants filed demurrers seeking to dismiss Jawbone’s complaint. The demurrers are currently pending and a hearing is scheduled for August 21, 2015.

On June 10, 2015, Jawbone and BodyMedia, Inc., a wholly-owned subsidiary of Jawbone (“BodyMedia”), filed a lawsuit against the Company in the United States District Court for the Northern District of California alleging that the Company infringes three U.S. patents held by them: U.S. Patent No. 8,446,275, titled “General Health and Wellness Management Method and Apparatus For A Wellness Application Using Data From a Data-Capable Band,” U.S. Patent No. 8,073,707, titled “System For Detecting, Monitoring, And Reporting An Individual’s Physiological Or Contextual Status,” and U.S. Patent No. 8,398,546, titled “System For Monitoring And Managing Body Weight And Other Physiological Conditions Including Iterative And Personalized Planning, Intervention And Reporting Capability.” Jawbone and BodyMedia allege that these patents have been infringed by a substantial majority of the Company’s products that it has sold historically, as well as several current products. The complaint seeks unspecified compensatory damages and attorney’s fees from the Company and to permanently enjoin the Company from making, manufacturing, using, selling, importing, or offering the Company’s products for sale.

On July 3, 2015, Jawbone and BodyMedia amended their complaint to add three additional U.S. patents to the infringement claims against the Company: U.S. Patent No. 8,529,811, titled “Component Protective Overmolding Using Protective External Coatings,” U.S. Patent No. 8,793,522, titled “Power Management in a Data-Capable Strapband,” and U.S. Patent No. 8,961,413, titled “Wireless Communications Device and Personal Monitor.”

On July 8, 2015, Jawbone and BodyMedia filed a complaint with the U.S. International Trade Commission (the “ITC”) requesting an investigation into purported violations of the Tariff Act of 1930 by the Company and Flextronics International Ltd. and Flextronics Sales and Marketing (A-P) Ltd. The complaint alleges that the Company’s products infringe the same six U.S. patents at issue in the District Court action. Furthermore, the complaint makes the same allegations of trade secret misappropriation, unfair competition and unfair acts as a result of the Company’s hiring of the former Jawbone employees, as in the State Court action. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of the Company’s products that allegedly infringe upon Jawbone’s patents and misappropriate Jawbone’s trade secrets. On July 24, 2015, Jawbone and BodyMedia filed a letter with the ITC seeking to amend and supplement their ITC complaint. In their letter, Jawbone and BodyMedia, among other things, purport to identify the trade secrets allegedly misappropriated by the employee defendants.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company intends to vigorously defend each of the Jawbone litigation matters and, based on its review, the Company believes it has valid defenses with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, financial condition, operating results, and prospects. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter. In addition, these litigation matters are complex, likely to involve significant management time and attention, and the cost of defending these matters is likely to be expensive, regardless of outcome.

Other

The Company is and, from time to time, may in the future become, involved in other legal proceedings in the ordinary course of business. The Company currently believes that the outcome of any of these existing legal proceedings, either individually or in the aggregate, will not have a material impact on the operating results, financial condition or cash flows of the Company. With respect to existing legal proceedings, the Company has either determined that the existence of a material loss is not reasonably possible or that it is unable to estimate a reasonably possible range of loss.

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company also currently has directors’ and officers’ insurance.

8.    Redeemable Convertible Preferred Stock and Warrants

Redeemable Convertible Preferred Stock

Upon the closing of the Company’s IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock, as shown in the table below, automatically converted on a one-for-one basis into an aggregate of 139,851,483 shares of Class B common stock. Redeemable convertible preferred stock outstanding as of December 31, 2014 and as of immediately prior to the conversion into Class B common stock consisted of the following (in thousands, except per share data):

	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Series A	10,200	10,200	$0.04167	$421	$425
Series A-1	22,369	22,369	0.09165	2,000	2,050
Series B	42,360	42,052	0.21580	10,533	9,075
Series C	39,600	36,080	0.33452	12,049	12,069
Series D	30,000	29,150	1.47513	42,811	43,000
Total	144,529	139,851		$67,814	$66,619

Redeemable Convertible Preferred Stock Warrants

As of December 31, 2014, and until immediately prior to the completion of the IPO, the Company had the following redeemable convertible preferred stock warrants issued and outstanding (in thousands, except per share data):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Warrant Class	Number of Shares Underlying Warrants	Fair Value	Issuance Date	Exercise Price per Share

Series B	278	$2,351	June 2011	$0.22
Series C	57	475	April 2012	0.33
Series C	1,215	9,728	September 2012	0.67
Series C(1)	405	3,243	September 2012	0.67
Total	1,955	$15,797

(1)
Represents additional shares that may be exercised pursuant to the Series C redeemable convertible preferred stock warrant issued in September 2012 due to a draw down on a debt financing arrangement in March 2013.

Prior to the IPO, as the redeemable convertible preferred stock warrants were exercisable into contingently redeemable preferred shares, the Company had recognized a liability for the fair value of its warrants upon issuance and subsequently remeasured the liability at the end of each reporting period. The Company estimated the fair values of the redeemable convertible preferred stock warrants using the Black-Scholes option-pricing model based on inputs as of the valuation measurement dates, including the fair values of our convertible preferred stock, the estimated volatility of the price of our convertible preferred stock, the expected term of the warrants, and the risk-free interest rates.

Immediately prior to the completion of the IPO, the Company issued 274,992 shares of Series B redeemable convertible preferred stock and 1,210,591 shares of Series C redeemable convertible preferred stock upon the exercise of 277,992 and 1,251,357 of Series B and Series C redeemable convertible preferred stock warrants, respectively, after the forfeiture of 3,000 and 40,766 Series B and Series C redeemable convertible preferred stock warrants, respectively. The shares issued upon the net exercise were sold as Class A common stock in the IPO. In addition, all of the remaining outstanding redeemable convertible preferred stock warrants automatically converted to Class B common stock warrants upon closing of the IPO. As a result of the net exercise of redeemable convertible preferred stock warrants and automatic conversion of the remaining warrants to Class B common stock warrants, the Company revalued the warrants as of the completion of the IPO and reclassified the remaining redeemable convertible preferred stock warrant liability balance related to the unexercised warrants to additional paid-in capital. As of June 30, 2015, there were 425,643 Class B common stock warrants outstanding. These Class B common stock warrants expire in June 2025 and are exercisable at an exercise price of $0.67 per share.

9.    Stock Plan

Preferred Stock

Upon completion of its IPO on June 22, 2015, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of June 30, 2015, there were 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.

Common Stock

As of December 31, 2014, the Company had 230,400,000 shares of common stock authorized for issuance and 40,875,583 shares issued and outstanding. In connection with the IPO, the Company established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO were converted into an equivalent amount of shares of Class B common stock. As of June 30, 2015, the Company had 600,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 350,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of June 30, 2015, 42,061,250 shares of Class A common stock were issued and outstanding and 164,625,960 shares of Class B common stock were issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and generally automatically convert into shares of our Class A common stock upon a transfer.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

2007 Equity Incentive Plan

In September 2007, the Company adopted the Amended and Restated 2007 Stock Plan (the “2007 Plan”), which was most recently amended in March 2015. The 2007 Plan provided for the grant of incentive and non-statutory stock options and RSUs to employees, directors, and consultants under terms and provisions established by the board of directors. The 2015 Equity Incentive Plan (the “2015 Plan”) became effective on June 16, 2015. As a result, the Company will not grant any additional stock options under the 2007 Plan and the 2007 Plan has terminated. Any outstanding stock options and RSUs granted under the 2007 Plan will remain outstanding, subject to the terms of the 2007 Plan and applicable award agreements, until such shares are issued under those awards, by exercise of stock options or settlement of RSUs, or until the awards terminate or expire by their terms. Stock options and RSUs granted under the 2007 Plan generally have terms similar to those described below with respect to stock options and RSUs granted under the 2015 Plan.

2015 Equity Incentive Plan

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the 2007 Plan. The remaining shares available for issuance under the 2007 Plan became reserved for issuance under the 2015 Plan, and the Company ceased granting awards under the 2007 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of common stock as of the immediately preceding December 31. The share reserve may also increase to the extent that outstanding awards expire or terminate un-exercised. As of June 30, 2015, 6,274,474 shares were reserved for issuance under the 2015 Plan.

The 2015 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses to employees, directors, consultants, independent contractors, and advisors. In general, stock options and RSUs will vest over a four-year period, and have a maximum term of ten years. The exercise price of an option will be not less than 100% of the fair market value of the shares on the date of grant.

2015 Employee Stock Purchase Plan

In May 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (“2015 ESPP”), which became effective on June 17, 2015. A total of 3,750,000 shares of Class A common stock were initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provides for 6-month offering periods beginning in May and November of each year. The initial offering period began June 17, 2015, and will end in May 2016.

On each purchase date, eligible employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock (i) on the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. For the first offering period, which began on June 17, 2015, the fair market value of the common stock on the offering date was $20.00, the price at which the Company’s Class A common stock was first sold to the public in its IPO, as specified in the final prospectus filed with the SEC on June 18, 2015, pursuant to Rule 424(b).

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the equity incentive plans was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Balance—December 31, 2014	44,009	$1.72	$207,863
Granted	6,844	10.27
Exercised	(719)	0.62	$10,737
Forfeited or canceled	(896)	3.34
Balance—June 30, 2015	49,238	2.90	$1,739,756

Options exercisable—June 30, 2015	20,528	0.51	$774,329
Options vested and expected to vest—June 30, 2015	46,462	2.81	$1,645,537

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest as of June 30, 2015 were calculated as the difference between the exercise price of the options and the fair value of the Class A common stock of $38.23 as of June 30, 2015.

The total grant date fair value of options that vested during the three months ended June 30, 2014 and 2015 was $0.3 million and $4.7 million, respectively, and during the six months ended June 30, 2014 and 2015 was $0.5 million and $6.5 million, respectively.

Restricted Stock Units

RSU activity under the equity incentive plans was as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2014	—	$—
Granted	504	15.70
Unvested balance—June 30, 2015	504	15.70

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of revenue	$825	$129	$1,271	$188
Research and development	3,138	192	5,017	284
Sales and marketing	1,322	120	2,629	183
General and administrative	2,462	220	3,733	320
Total stock-based compensation expense	$7,747	$661	$12,650	$975

As of June 30, 2015, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $82.0 million, which the Company expects to recognize over an estimated weighted average period of 3.5 years. As of June 30, 2015, the total unrecognized compensation expense related to unvested RSUs, net of estimated forfeitures, was $6.8 million, which the Company expects to recognize over an estimated weighted average period of 3.3 years. As of June 30, 2015, the total

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

unrecognized compensation expense related to unvested common stock issued in connection with the Company’s acquisition of FitStar, Inc. (“FitStar”), net of estimated forfeitures, was $3.1 million, which the Company expects to recognize over an estimated weighted average period of 2.7 years. See Note 13 for additional information on the acquisition.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The fair value of RSUs is the fair value of the Company’s common stock on the grant date. In determining the fair value of the options and the 2015 ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Prior to the Company’s IPO, the fair value of the shares of common stock underlying stock options was historically established by the Company’s board of directors, and was based in part upon a valuation provided by an independent third-party valuation firm. Subsequent to the completion of the IPO, the Company uses the market closing price for Class A common stock as reported on the New York Stock Exchange. The Company has consistently used peer company volatilities for calculating the expected volatilities for employee stock options and the 2015 ESPP. The expected term of options granted to employees is based on the simplified method as the Company does not have sufficient historical exercise data, and the expected term of the 2015 ESPP is based on the contractual term. The risk-free interest rate for the expected term of the options and the 2015 ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes its stock-based compensation related to options using a straight-line method over the vesting term of the awards. The Company recognizes its stock-based compensation related to ESPP using a straight-line method over the offering period.

In addition, the Company is required to estimate the amount of stock-based compensation that it expects to be forfeited based on historical experience. The assumptions used in calculating the fair value of the stock-based awards represent management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.

The fair value of the stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee stock options
Expected term in years	6.25	6.25	6.25	6.25
Volatility	52.7% - 55.1%	60.8% - 60.9%	52.7% - 56.9%	60.8% - 60.9%
Risk-free interest rate	1.5% - 1.9%	1.9% - 2.0%	1.5% - 1.9%	1.9% - 2.0%
Dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term in years	0.92	—	0.92	—
Volatility	55%	—%	55%	—%
Risk-free interest rate	0.3%	—%	0.3%	—%
Dividend yield	—%	—%	—%	—%

10.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

For the three and six months ended June 30, 2015, the Company recorded an expense for income taxes of $17.0 million and $45.4 million, respectively, for an effective tax rate of 49.1% and 40.9%, respectively. The effective tax rate is higher than the statutory federal tax rate primarily due to certain permanent differences related to the change in fair value of the redeemable convertible preferred stock warrant liability and non-deductible stock-based compensation expense, partially offset by non-taxable income associated with contingent consideration from the FitStar acquisition and a permanent domestic production activities deduction. For the three and six months ended June 30, 2014, the Company recorded an expense for income taxes of $6.9 million and $12.2 million, respectively, for an effective tax rate of 32.0% and 34.1%, respectively. The tax expense for the three and six

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

months ended June 30, 2014 reflect current income tax expense on earnings as the Company recorded a valuation allowance against its U.S. deferred tax assets as of June 30, 2014.

At June 30, 2015, the total amount of gross unrecognized tax benefits was $13.5 million, all of which would affect the effective tax rate if recognized. The Company does not have any tax positions as of June 30, 2015 for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and six months ended June 30, 2015, the Company recorded $0.1 million and $0.4 million, respectively, related to the accrual of interest and penalties. During the three and six months ended June 30, 2014, the Company recorded a negligible amount related to the accrual of interest and penalties.

11.    Net Income per Share Attributable to Common Stockholders

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its redeemable convertible preferred stock to be participating securities. In connection with the IPO, the Company established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock, generally automatically converts into Class A common stock upon a transfer, and has no expiration date.

Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding.

For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares, if the effect of each class of potential shares of common stock is dilutive. The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while diluted net income per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
	Class A	Class B	Class B	Class A	Class B	Class B
Numerator:
Net income	$1,256	$16,425	$14,753	$2,752	$62,926	$23,625
Less: noncumulative dividends to preferred stockholders	(86)	(1,126)	(1,327)	(106)	(2,420)	(2,640)
Less: undistributed earnings to participating securities	(799)	(10,445)	(10,423)	(1,924)	(43,983)	(16,293)
Net income attributable to common stockholders—basic	$371	$4,854	$3,003	$722	$16,523	$4,692
Add: adjustments to undistributed earnings to participating securities	1,862	1,731	1,058	7,003	6,717	1,618
Reallocation of net income as a result of conversion of Class B to Class A common stock	4,854	—	—	16,523	—	—
Reallocation of net income to Class B common stock	—	191	—	—	$392	—
Net income attributable to common stockholders—diluted	$7,087	$6,776	$4,061	$24,248	$23,632	$6,310

Denominator:
Weighted-average shares of common stock—basic	4,160	54,388	40,193	2,091	47,831	40,174
Conversion of Class B to Class A common stock	54,388	—	—	47,831	—	—
Effect of potentially dilutive stock options, RSUs, common stock warrants, and ESPP	36,642	36,618	20,294	32,919	32,907	19,809
Weighted-average shares of common stock—diluted	95,190	91,006	60,487	82,841	80,738	59,983
Net income per share attributable to common stockholders:
Basic	$0.09	$0.09	$0.07	$0.35	$0.35	$0.12
Diluted	$0.07	$0.07	$0.07	$0.29	$0.29	$0.11

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Redeemable convertible preferred stock	126,020	139,504	132,898	139,504
Stock options to purchase common stock	—	1,550	799	1,219
Redeemable convertible preferred stock warrants	1,808	2,303	1,808	1,794
Total	127,828	143,357	135,505	142,517

12.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three and six months ended June 30, 2014 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

A	14%	15%	16%	12%
B	14	*	12	13
C	13	15	12	14
D	11	*	*	*
*Revenue was less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of net accounts receivable at December 31, 2014 and June 30, 2015 were as follows:

	June 30, 2015	December 31, 2014

B	17%	17%
D	17	13
C	16	14
A	11	*
E	*	10
 *Accounts receivable were less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

United States	$312,666	$88,504	$577,975	$178,335
Americas excluding United States	16,799	7,177	30,228	10,893
Europe, Middle East, and Africa	39,712	9,915	74,768	18,639
APAC	31,235	7,976	54,195	14,520
Total	$400,412	$113,572	$737,166	$222,387

As of December 31, 2014 and June 30, 2015, long-lived assets, which represent property and equipment, located outside the United States were $20.0 million and $23.7 million, respectively.

13.   Acquisition

In March 2015, the Company acquired all of the outstanding securities of FitStar, a provider of interactive video-based exercise experiences on mobile devices and computers that utilize proprietary algorithms to adjust and customize workouts for individual users, for aggregate acquisition consideration of $32.5 million,. The aggregate acquisition consideration was comprised of $13.3 million related to the issuance of 1,059,688 shares of the Company’s Class B common stock, $11.5 million of cash, and $7.7 million of contingent consideration. The acquisition is expected to enhance the Company’s software and services offerings.

As of the acquisition date, the Company was potentially obligated to issue additional common stock or pay cash to FitStar shareholders. The actual amount of any contingent consideration paid with respect to the FitStar acquisition, if any, was dependent on market-based events in the future. The Company determined the fair market value of this contingent consideration to be $7.7 million as of the acquisition date using the Monte Carlo simulation method. The fair value of this liability is adjusted at each reporting period, and the change in fair value is included in total operating expenses on the condensed consolidated statement of

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

operations. As a result of the Company’s IPO, the Company recorded a change in fair value of $7.7 million as a benefit and as of June 30, 2015, the fair value of the contingent consideration liability was zero. In addition, the terms related to the contingent consideration have expired as of the date of this Report on Form 10-Q.

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Goodwill	$22,157
Developed and core technology	12,640
Customer relationships	128
Trademarks	1,150
Assumed liabilities, net of assets	(3,552)
Total	$32,523

The amortization periods of the acquired developed technology, customer relationships, and trademarks are 7.0 years, 1.3 years, and 5.0 years, respectively. Goodwill is not deductible for tax purposes.

In addition, upon acquisition, the Company issued 308,216 additional shares of common stock valued at $4.2 million. The Company is also obligated to make cash payments up to $1.2 million. Both the common stock and the cash payments are additional consideration which is contingent upon former employees of FitStar continuing to be employed by the Company. As such, this additional consideration was not part of the purchase price and is recognized as post-acquisition compensation expense over the related requisite service period of 3 years. The Company also recorded acquisition-related transaction costs of $0.3 million, which were included in general and administrative expenses in the condensed consolidated statement of operations during the six months ended June 30, 2015.

The results of operations of FitStar are included in the accompanying condensed consolidated statements of operations from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because they are not material to the Company’s condensed consolidated financial statements.

14. Subsequent Events

In July 2015, the Company established a letter of credit of $13.3 million in connection with the security deposit required for the facility lease to expand the Company’s existing headquarters.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Quarterly Report on Form 10-Q under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date of the filing of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Fitbit is transforming the way millions of people around the world achieve their health and fitness goals. The Fitbit platform combines connected health and fitness devices with software and services, including an online dashboard and mobile apps, data analytics, motivational and social tools, personalized insights, and virtual coaching through customized fitness plans and interactive workouts. Our platform helps people become more active, exercise more, sleep better, eat smarter, and manage their weight. We pioneered the connected health and fitness market starting in 2007, and since then, we have grown into a leading global health and fitness brand. As of June 30, 2015, we have sold over 25.3 million devices since inception.

The core of our platform is our family of six wearable connected health and fitness trackers. These wrist-based and “clippable” devices automatically track users’ daily steps, calories burned, distance traveled, floors climbed, and active minutes and display real-time feedback to encourage them to become more active in their daily lives. Most of our trackers also measure sleep duration and quality, and our more advanced products track heart rate and GPS-based information such as speed, distance, and exercise routes. Several of our devices also feature deeper integration with smartphones, such as the ability to receive call and text notifications and control music. In addition, we offer a Wi-Fi connected scale that records weight, body fat, and BMI. We are able to enhance the functionality and features of our connected devices through wireless updates. Our platform also includes our online dashboard and mobile apps, which wirelessly and automatically sync with our devices. Our platform allows our users to see trends and achievements, access motivational tools such as virtual badges and real-time progress notifications, and connect, support, and compete with friends and family. We intend to continue to significantly invest in research and development in order to enhance our products and services.

We design our products primarily in California and outsource the production of our devices to contract manufacturers, which are responsible for procuring most of the components used in the manufacturing of our products from third-party suppliers. We also outsource packaging and fulfillment to third-party logistics providers around the world.

We generate substantially all of our revenue from sales of our connected health and fitness devices. We sell our products in over 45,000 retail stores and in more than 50 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We seek to build global brand awareness, increase product adoption, and drive sales through our sales and marketing efforts. We intend to continue to significantly invest in these sales and marketing efforts in the future.

Our growth will depend in part on the adoption and sale of our products and services in international markets. In 2014 and for the three months and six months ended June 30, 2015, 25%, 22%, and 22%, respectively, of our revenue, based on ship-to destinations, was from sales outside of the United States. We believe international markets represent a significant growth opportunity for us. We intend to expand sales of our products and services in new and existing international markets by expanding our distribution channels through select retailers and strategic partnerships. We also intend to continue to invest across all geographic regions in sales and marketing efforts, including increasing our global advertising efforts, and in infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our international expansion efforts have resulted and will continue to result in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

For the three months ended June 30, 2014 and 2015, we had revenue of $113.6 million and $400.4 million, respectively, net income of $14.8 million and $17.7 million, respectively, and adjusted EBITDA of $29.1 million and $86.2 million, respectively. For the six months ended June 30, 2014 and 2015, we had revenue of $222.4 million and $737.2 million, respectively, net income of $23.6 million and $65.7 million, respectively, and adjusted EBITDA of $71.1 million and $179.6 million, respectively. In the three months ended June 30, 2014 and 2015, we sold 1.7 million and 4.5 million devices, respectively. In the six months ended June 30, 2014 and 2015, we sold 3.3 million and 8.3 million devices, respectively. See the section titled “—Key Business Metrics” for additional information regarding devices sold and adjusted EBITDA, including a reconciliation of adjusted EBITDA to net income.

Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Devices sold	4,458	1,720	8,324	3,295
Adjusted EBITDA	$86,245	$29,088	$179,628	$71,116

Devices Sold

Devices sold represents the number of connected health and fitness devices that are sold during a period, net of expected returns and provisions for the Fitbit Force recall. Devices sold does not include sales of accessories. Growth rates between devices sold and revenue are not necessarily correlated because our revenue is affected by other variables, such as the types of products sold during the period, the introduction of new product offerings that have different U.S. manufacturer’s suggested retail prices, and sales of accessories and premium services.

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we monitor and consider adjusted EBITDA, which is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similarly-titled measures presented by other companies.

We define adjusted EBITDA as net income adjusted to exclude the impact of the Fitbit Force recall, stock-based compensation expense, the revaluation of our redeemable convertible preferred stock warrant liability, depreciation and intangible assets amortization, change in contingent consideration, interest expense, net, and income tax expense.

We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe that adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude in adjusted EBITDA. In particular, the exclusion of the effect of the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013 and the first quarter of 2014, discussed in “—Fitbit Force Product Recall” and certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Additionally, we use this measure to evaluate our operating performance and trends and make planning decisions. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making.

Adjusted EBITDA is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income, which is the nearest U.S. GAAP equivalent of adjusted EBITDA. For example, adjusted EBITDA excludes the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013 and the first quarter of 2014, and which had a negative impact on our revenue and expenses during these periods. In addition, adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Accordingly, adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$17,681	$14,753	$65,678	$23,625
Impact of Fitbit Force recall	69	1,483	(2,113)	26,522
Stock-based compensation expense	7,747	661	12,650	975
Revaluation of redeemable convertible preferred stock warrant liability	46,320	3,842	56,655	5,195
Depreciation and intangible assets amortization	4,705	963	8,174	1,713
Change in contingent consideration	(7,704)	—	(7,704)	—
Interest expense, net	379	452	846	861
Income tax expense	17,048	6,934	45,442	12,225
Adjusted EBITDA	$86,245	$29,088	$179,628	$71,116

Components of our Operating Results

Revenue

We generate substantially all of our revenue from the sale of our connected health and fitness devices and accessories. We also generate a small portion of our revenue from our subscription-based premium services.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, warranty replacement costs, packaging, costs related to the Fitbit Force recall, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, excess and obsolete inventory write-downs, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development. Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, tooling and prototype materials, and allocated overhead costs.

Substantially all of our research and development expenses are related to developing new products and services and improving our existing products and services. To date, research and development expenses have been expensed as incurred, because the period between achieving technological feasibility and the release of products and services for sale has been short and development costs qualifying for capitalization have been insignificant.

We expect our research and development expenses to increase in absolute dollars as we continue to make significant investments in developing new products and services and enhancing existing products and services.

Sales and Marketing. Sales and marketing expenses represent the largest component of our operating expenses and consist primarily of advertising and marketing promotions of our products and services and personnel-related expenses, as well as sales incentives, trade show and event costs, sponsorship costs, consulting and contractor expenses, travel, POP display expenses and related amortization, and allocated overhead costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to actively promote our products and services.

General and Administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources, and administrative personnel, as well as the costs of professional services, any allocated overhead, information technology, and other administrative expenses. We expect our general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations, and other costs associated with becoming a public company.

Change in contingent consideration. The change in contingent consideration relates to the benefit received for the reversal of a contingent liability incurred in connection with the acquisition of FitStar, Inc. See Note 13 of the notes to our condensed consolidated financial statements for additional information.

Interest Expense, Net

Interest expense, net consists of interest expense associated with our debt financing arrangements, amortization of debt issuance costs, and interest income earned on our cash and cash equivalents.

Other Expense, Net

Other expense, net consists of mark-to-market adjustments for the revaluation of our redeemable convertible preferred stock warrant liability and foreign currency gains and losses.

Income Tax Expense

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits, and changes in tax laws.

Fitbit Force Product Recall

In March 2014, we recalled the Fitbit Force after some of our users experienced allergic reactions to adhesives in the wristband. This recall primarily impacted our results for the fourth quarter of 2013 and the first quarter of 2014. We established a reserve for the Fitbit Force recall after considering various factors including cost estimates for customer returns, logistics and handling fees for managing product returns and processing refunds, obsolescence of on-hand inventory, cancellation charges for existing purchase commitments, rework of component inventory with the contract manufacturer, legal fees and settlement costs, and write-offs of tooling and manufacturing equipment.

The recall had the following effect on our income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reduction of revenue	$—	$—	$—	$(11,561)
Incremental (benefit to) cost of revenue	—	—	(2,040)	10,602
Impact on gross profit	—	—	2,040	(22,163)
Incremental general and administrative expenses (benefit)	69	1,483	(73)	4,359
Impact on income before income taxes	$(69)	$(1,483)	$2,113	$(26,522)

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(1)	2015(1)	2014(1)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$400,412	$113,572	$737,166	$222,387
Cost of revenue(2)	212,870	55,183	380,415	119,229
Gross profit	187,542	58,389	356,751	103,158
Operating expenses:
Research and development(2)	30,492	11,809	52,918	20,897
Sales and marketing(2)	69,690	13,311	113,557	24,584
General and administrative(2)	14,648	7,443	27,629	16,060
Change in contingent consideration	(7,704)	—	(7,704)	—
Total operating expenses	107,126	32,563	186,400	61,541
Operating income	80,416	25,826	170,351	41,617
Interest expense, net	(379)	(452)	(846)	(861)
Other expense, net	(45,308)	(3,687)	(58,385)	(4,906)
Income before income taxes	34,729	21,687	111,120	35,850
Income tax expense	17,048	6,934	45,442	12,225
Net income	$17,681	$14,753	$65,678	$23,625

(1)
In March 2014, we recalled the Fitbit Force. See the section titled “—Fitbit Force Product Recall” for additional information. The recall, which primarily affected our results for the fourth quarter of 2013 and the first quarter of 2014, had the following effect on our income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reduction of revenue	$—	$—	$—	$(11,561)
Incremental (benefit to) cost of revenue	—	—	(2,040)	10,602
Impact on gross profit	—	—	2,040	(22,163)
Incremental general and administrative expenses (benefit)	69	1,483	(73)	4,359
Impact on income before income taxes	$(69)	$(1,483)	$2,113	$(26,522)

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$825	$129	$1,271	$188
Research and development	3,138	192	5,017	284
Sales and marketing	1,322	120	2,629	183
General and administrative	2,462	220	3,733	320
Total stock-based compensation expense	$7,747	$661	$12,650	$975

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(1)	2015(1)	2014(1)
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	53	49	52	54
Gross profit	47	51	48	46
Operating expenses:
Research and development	8	10	7	9
Sales and marketing	17	12	15	11
General and administrative	4	7	4	7
Change in contingent consideration	(2)	—	(1)	—
Total operating expenses	27	29	25	28
Operating income	20	22	23	18
Interest expense, net	—	—	—	—
Other expense, net	(11)	(3)	(8)	(2)
Income before income taxes	9	19	15	16
Income tax expense	4	6	6	5
Net income	5%	13%	9%	11%

(1)
In March 2014, we recalled the Fitbit Force. See the section titled “—Fitbit Force Product Recall” for additional information. The recall, which primarily affected our results for the fourth quarter of 2013 and the first quarter of 2014, had the following effect on our income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(as a percentage of revenue)
Incremental cost of revenue	—%	—%	—%	5%
Impact on gross profit	—	—	—	(10)
Incremental general and administrative expenses	—	1	—	2
Impact on income before taxes	—%	(1)%	—%	(12)%

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014(1)	$	%
Revenue	$400,412	$113,572	$286,840	253%	$737,166	$222,387	$514,779	231%

(1)	The Fitbit Force recall resulted in a decrease to revenue of $11.6 million for the six months ended June 30, 2014. See the section titled “—Fitbit Force Product Recall” for additional information.

Revenue increased $286.8 million, or 253%, from $113.6 million for the three months ended June 30, 2014 to $400.4 million for the three months ended June 30, 2015. A substantial majority of the increase was due to an increase in the number of devices sold from 1.7 million in the three months ended June 30, 2014 to 4.5 million in the three months ended June 30, 2015, including $311.9 million in revenue from new products introduced in the fourth quarter of 2014. Revenue also increased due to an increase in the average selling price of our devices by 40% from $63 for the three months ended June 30, 2014 to $88 for the three months ended June 30, 2015, due to new products introduced in the fourth quarter of 2014. The increase in revenue was partially offset by the negative impact of foreign currency exchange rates of $12.5 million. U.S. revenue, based on ship-to destinations, increased $224.2 million, or 253%, from $88.5 million for the three months ended June 30, 2014 to $312.7 million for three months ended June 30, 2015, and international revenue, based on ship-to destinations, increased by $62.6 million, or 250%, from $25.1 million for the three months ended June 30, 2014 to $87.7 million for the three months ended June 30, 2015.

Revenue increased $514.8 million, or 231%, from $222.4 million for the six months ended June 30, 2014 to $737.2 million for the six months ended June 30, 2015. A substantial majority of the increase was due to an increase in the number of devices sold from 3.3 million in the six months ended June 30, 2014 to 8.3 million in the six months ended June 30, 2015, including $545.0 in revenue from new products introduced in the fourth quarter of 2014. Revenue also increased due to an increase in the average selling price of our devices by 34% from $65 for the six months ended June 30, 2014 to $87 for the six months ended June 30, 2015, due to new products introduced in the fourth quarter of 2014. The increase in revenue was partially offset by the negative impact of foreign currency exchange rates of $21.0 million. U.S. revenue, based on ship-to destinations, increased $399.7 million, or 224%, from $178.3 million for the six months ended June 30, 2014 to $578.0 million for six months ended June 30, 2015, and international revenue, based on ship-to destinations, increased by $115.1 million, or 261%, from $44.1 million for the six months ended June 30, 2014 to $159.2 million for the six months ended June 30, 2015.

Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2015	2014	$	%	2015(1)	2014(1)	$	%
Cost of revenue	$212,870	$55,183	$157,687	286%	$380,415	$119,229	$261,186	219%
Gross profit	187,542	58,389	129,153	221%	356,751	103,158	253,593	246%
Gross margin	47%	51%			48%	46%

(1)
The Fitbit Force recall resulted in an increase to cost of revenue of $10.6 million and a benefit to cost of revenue of $2.0 million in the six months ended June 30, 2014 and 2015, respectively, a decrease in gross profit of $22.2 million and an increase in gross profit of $2.0 million in the six months ended June 30, 2014 and 2015, respectively, and a decrease of 10 percentage points and a negligible increase in gross margin in the six months ended June 30, 2014 and 2015, respectively. See the section titled “—Fitbit Force Product Recall” for additional information.

Cost of revenue increased $157.7 million, or 286%, from $55.2 million for the three months ended June 30, 2014 to $212.9 million for the three months ended June 30, 2015. The increase was primarily due to the increase in the number of devices sold and an increase in average cost per device related to new products introduced in the fourth quarter of 2014. Cost of revenue increased $261.2 million, or 219%, from $119.2 million for the six months ended June 30, 2014 to $380.4 million for the six months ended June 30, 2015. The increase was primarily due to the increase in the number of devices sold and an increase in average cost per device related to new products introduced in the fourth quarter of 2014. In addition, we recognized a $2.0 million benefit to cost of revenue in the six months ended June 30, 2015 compared to a $10.6 million increase to cost of revenue in the six months ended June 30, 2014 in connection with the recall of the Fitbit Force.

Gross margin decreased to 47% for the three months ended June 30, 2015 from 51% for the three months ended June 30, 2014 and increased to 48% for the six months ended June 30, 2015 from 46% for the six months ended June 30, 2014. The decrease in gross margin for the three months ended June 30, 2015 was primarily due to the slightly lower margins on new products introduced in the fourth quarter of 2014, for which we have had less time to drive down unit costs versus legacy products, and the negative impact of foreign currency exchange rates on product pricing, which accounted for approximately one-third of the decline in gross margin. The increase in gross margin for the six months ended June 30, 2015 was primarily due to a reduction in costs incurred in connection with the recall of the Fitbit Force, partially offset by the aforementioned impact of lower margins on new products introduced in the fourth quarter of 2014 and the negative impact of foreign currency exchange rates on product pricing.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Research and development	$30,492	$11,809	$18,683	158%	$52,918	$20,897	$32,021	153%

Research and development expenses increased $18.7 million, or 158%, from $11.8 million for the three months ended June 30, 2014 to $30.5 million for the three months ended June 30, 2015. The increase was primarily due to a $14.0 million increase in personnel-related expenses due to a 150% increase in headcount, a $2.7 million increase in consultant and contractor expenses, and a $1.4 million increase in tooling and prototype materials.

Research and development expenses increased $32.0 million, or 153%, from $20.9 million for the six months ended June 30, 2014 to $52.9 million for the six months ended June 30, 2015. The increase was primarily due to a $23.7 million increase in personnel-related expenses, a $5.4 million increase in consultant and contractor expenses, and a $2.8 million increase in tooling and prototype materials.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Sales and marketing	$69,690	$13,311	$56,379	424%	$113,557	$24,584	$88,973	362%

Sales and marketing expenses increased $56.4 million, or 424%, from $13.3 million for the three months ended June 30, 2014 to $69.7 million for the three months ended June 30, 2015. The increase was primarily due to a $48.8 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns during the three months ended June 30, 2015. In addition, personnel-related expenses increased $4.4 million due to an 85% increase in headcount, and consulting and contractor expenses increased $3.5 million.

Sales and marketing expenses increased $89.0 million, or 362%, from $24.6 million for the six months ended June 30, 2014 to $113.6 million for the six months ended June 30, 2015. The increase was primarily due to a $73.6 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns during the six months ended June 30, 2015. In addition, personnel-related expenses increased $8.2 million, and consulting and contractor expenses increased $6.8 million.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2015(1)	2014(1)	$	%	2015(1)	2014(1)	$	%
General and administrative	$14,648	$7,443	$7,205	97%	$27,629	$16,060	$11,569	72%

(1)
The Fitbit Force recall resulted in an increase to general and administrative expenses of $1.5 million and $4.4 million for the three and six months ended June 30, 2014, respectively, and an increase (benefit) to general and administrative expenses of $0.1 million and $(0.1) million for the three and six months ended June 30, 2015. See the section titled “—Fitbit Force Product Recall” for additional information.

General and administrative expenses increased $7.2 million, or 97%, from $7.4 million for the three months ended June 30, 2014 to $14.6 million for the three months ended June 30, 2015. The increase was primarily due to a $6.0 million increase in personnel-related expenses due to a 66% increase in headcount, a $1.0 million increase in administrative fees, and a $0.8 million increase in consulting and contractor expenses, partially offset by a $1.5 million decrease in legal fees.

General and administrative expenses increased $11.6 million, or 72%, from $16.1 million for the six months ended June 30, 2014 to $27.6 million for the six months ended June 30, 2015. The increase was primarily due to a $9.3 million increase in personnel-related expenses, a $2.5 million increase in consulting and contractor expenses, a $1.3 million increase in administrative fees, and a $0.5 million increase in allocated overhead, partially offset by a $3.4 million decrease in legal fees.

Change in Contingent Consideration

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(dollars in thousands)	2015	2014		$2015	2014	$
Change in contingent consideration	$(7,704)	$—	$(7,704)	$(7,704)	$—	$(7,704)

The change in consideration of $7.7 million during the three and six months ended June 30, 2015 is a result of our re-measurement of the contingent consideration liability related to our acquisition of FitStar. This is a non-recurring benefit. There was no contingent liability as of June 30, 2015, and the terms of the contingent liability have expired.

Interest and Other Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Interest expense, net	$(379)	$(452)	$73	(16)%	$(846)	$(861)	$15	(2)%
Other expense, net	$(45,308)	$(3,687)	$(41,621)	1,129%	$(58,385)	$(4,906)	$(53,479)	1,090%

Other expense, net, increased $41.6 million from $3.7 million for the three months ended June 30, 2014 to $45.3 million for the three months ended June 30, 2015. The increase was primarily due to an increase of $42.5 million in charges related to the revaluation of our convertible preferred stock warrant liability.

Other expense, net, increased $53.5 million from $4.9 million for the six months ended June 30, 2014 to $58.4 million for the six months ended June 30, 2015. The increase was primarily due to an increase of $51.4 million in charges related to the revaluation of our convertible preferred stock warrant liability and a $2.0 million increase in foreign exchange loss.

Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Income tax expense	$17,048	$6,934	$10,114	146%	$45,442	$12,225	$33,217	272%

Income tax expense increased $10.1 million, or 146%, from $6.9 million for the three months ended June 30, 2014 to $17.0 million for the three months ended June 30, 2015. Our effective tax rate was 49.1% and 32.0% for the three months ended June 30, 2015 and 2014, respectively. Income tax expense increased $33.2 million, or 272%, from $12.2 million for the six months ended June 30, 2014 to $45.4 million for the six months ended June 30, 2015. Our effective tax rate was 40.9% and 34.1% for the six months ended June 30, 2015 and 2014, respectively. The increase in income tax expense and effective tax rate for the three and six months ended June 30, 2015 was primarily due to increased earnings during these periods and the impact of the initial public offering on certain non-deductible expenses such as the change in fair value of the redeemable convertible preferred stock warrant liability.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our preferred equity securities, and borrowings under our credit facilities. As of June 30, 2015, we had cash and cash equivalents of $461.3 million.

In June 2015, we completed an initial public offering of our Class A common stock. We received net proceeds of $420.9 million after deducting underwriting discounts and commissions of $26.9 million but before deducting offering costs of approximately $5.2 million.

We believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Credit Facilities

In August 2014, we entered into an amended and restated credit agreement, or Asset-Based Credit Facility, which allows us to borrow up to $180.0 million and a revolving credit and guarantee agreement, or Cash Flow Facility, which allows us to borrow up to $50.0 million. For further information, see Note 6 of the notes to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$4,151	$326
Investing activities	(22,782)	(4,388)
Financing activities	284,302	26,312
Net change in cash and cash equivalents	$265,671	$22,250

Cash Flows from Operating Activities

Net cash provided by operating activities of $4.2 million for the six months ended June 30, 2015 was primarily due to net income of $65.7 million and non-cash adjustments of $54.5 million, partially offset by a decrease in net change in operating assets and liabilities of $116.0 million. Non-cash adjustments primarily consisted of the revaluation of the redeemable convertible preferred stock warrant liability of $56.6 million and stock-based compensation expense of $12.7 million, partially offset by deferred income taxes of $20.1 million. The decrease in net change in operating assets and liabilities was primarily due to a $76.3 million increase in inventories, a $29.8 million decrease in income tax payable, and a $12.8 million increase in accounts receivable, partially offset by an $11.8 million increase in deferred revenue. Inventory levels have increased to support demand for the new products announced in the fourth quarter of 2014.

Net cash provided by operating activities of $0.3 million for the six months ended June 30, 2014 was primarily due to net income of $23.6 million and non-cash adjustments of $9.3 million, partially offset by a decrease in net change in operating assets and liabilities of $32.6 million. Non-cash adjustments primarily consisted of the revaluation of the redeemable convertible preferred stock warrant liability and depreciation expense. The decrease in net change in operating assets and liabilities was primarily due to a $34.5 million decrease in accounts payable, accrued liabilities, and other liabilities, partially offset by a $29.5 million decrease in accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 of $22.8 million was due to the cash portion of the acquisition of FitStar of $11.0 million, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities for the six months ended June 30, 2014 of $4.4 million was due to $6.7 million used for purchases of property and equipment, partially offset by a $2.3 million increase in restricted cash related to our operating lease obligations.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 of $284.3 million was primarily related to proceeds from our initial public offering of $420.9 million, and net repayments of borrowings of $134.5 million under our credit facilities.

Cash provided by financing activities for the six months ended June 30, 2014 of $26.3 million was primarily related to net borrowings of $26.9 million under our credit facilities.

Contractual Obligations and Other Commitments

The following table summarizes our non-cancelable contractual obligations as of June 30, 2015:

	Payments Due By Period
	Total	1 Year (Remaining 2015)	2-3 Years (2016 and 2017)	4-5 Years (2018 and 2019)	More than 5 Years (2020 and beyond)
	(in thousands)
Operating leases(1)	123,127	3,633	30,011	33,189	56,294
Total	$123,127	$3,633	$30,011	$33,189	$56,294

(1)
We lease our facilities under long-term operating leases, which expire at various dates through 2024. The lease agreements frequently include provisions which require us to pay taxes, insurance, or maintenance costs.

Purchase orders or contracts for the purchase of certain goods and services are not included in the preceding table. The aggregate amount of purchase orders open as of June 30, 2015 was approximately $344.1 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, we may be liable to our suppliers and contract manufacturers for the cost of the unutilized component orders or components purchased by our contract manufactures.

The table above excludes the liability for uncertain tax positions of $12.6 million as of June 30, 2015, due to the uncertainty of when the related tax settlements will become due.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the final prospectus filed with the Securities and Exchange Commission, or SEC, on June 18, 2015 in connection with our initial public offering pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

As of December 31, 2014 and June 30, 2015, we had cash and cash equivalents of $195.6 million and $461.3 million, respectively, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. However, historical fluctuations of interest income have not been significant.

As of December 31, 2014, we had indebtedness of $125.0 million under the Asset-Based Credit Facility and $8.0 million under the Cash Flow Facility. The borrowings under the Asset-Based Credit Facility bore interest at a rate of 4.25% as of December 31, 2014. The borrowings under the Cash Flow Facility bore interest at 3.59% as of December 31, 2014 and were repaid in March 2015.

To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Risk

To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our revenue, operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We recognized net gains (losses) of $1.0 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $(1.7) million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. As we grow our operations, our exposure to foreign currency risk could become more significant. We enter into foreign currency exchange contracts for hedging. It is difficult to predict the effect hedging activities would have on our operating results. We analyzed our foreign currency exposure to identify assets and liabilities denominated in other currencies. A hypothetical 10% change in exchange rates between those currencies and the U.S. dollar would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 7, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements.

Further, we are and, from time to time, we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. RISK FACTORS

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occurs, the trading price of our Class A common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business

We operate in a highly competitive market. If we do not compete effectively, our prospects, operating results, and financial condition could be adversely affected.

The connected health and fitness devices market is highly competitive, with companies offering a variety of competitive products and services. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. The connected health and fitness devices market has a multitude of participants, including specialized consumer electronics companies, such as Garmin, Jawbone, and Misfit, and traditional health and fitness companies, such as adidas and Under Armour. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, Microsoft, and Samsung. For example, Apple has recently introduced the Apple Watch smartwatch, with broad-based functionalities, including some health and fitness tracking capabilities. We may also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, ability to leverage app stores which they may operate, and greater financial, research and development, marketing, distribution, and other resources than we do. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

If we are unable to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of connected health and fitness devices or away from these types of products and services altogether, and our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. In addition, our newer products and services that have additional features, such as the Fitbit Charge, Fitbit Charge HR, and Fitbit Surge, may have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our connected health and fitness devices, which could result in decreased sales of our products and services and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

If we are unable to successfully develop and timely introduce new products and services or enhance existing products and services, our business may be adversely affected.

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, the success of our sales and marketing efforts, timely and successful research and development, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced products and services. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected.

Our operating results could be materially harmed if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products and services could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. Due to the recent rapid growth in demand for our connected health and fitness devices, and particularly in connection with new product introductions, we face challenges acquiring adequate and timely supplies of our products to satisfy the levels of demand, which we believe negatively affects our revenue. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory, either directly or with our contract manufacturers or logistics providers to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products and services, our contract manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

Our quarterly operating results or other operating metrics may fluctuate significantly, which could cause the trading price of our Class A common stock to decline.

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our connected health and fitness devices and our ability to maintain or increase the size and engagement of our community of users;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	the continued market acceptance of, and the growth of the market for, connected health and fitness devices;

•	pricing pressure as a result of competition or otherwise;

•	delays or disruptions in our supply, manufacturing, or distribution chain;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs, or both;

•	seasonal buying patterns of consumers;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit, or other difficulties faced by our distributors and retailers, affecting their ability to purchase or pay for our products;

•	insolvency, credit, or other difficulties confronting our suppliers, contract manufacturers, or logistics providers leading to disruptions in our supply or distribution chain;

•	levels of product returns, stock rotation, and price protection rights;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, consumer product safety, and advertising;

•	product recalls, regulatory proceedings, or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We rely on a limited number of suppliers, contract manufacturers, and logistics providers, and each of our products is manufactured by a single contract manufacturer.

We rely on a limited number of suppliers, contract manufacturers, and logistics providers. In particular, we use contract manufacturers located in Asia, and each of our products is manufactured by a single contract manufacturer. Flextronics is our primary contract manufacturer and is currently the sole manufacturer of the majority of our devices. Our reliance on sole contract manufacturers for each of our products increases our risks since we do not currently have any alternative or replacement manufacturers. In the event of an interruption from a contract manufacturer, we may not be able to develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if one of our contract manufacturers is impacted by a natural disaster or other interruption at a particular location because each of our contract manufacturers produces our products from a single location. In addition, some of our suppliers, contract manufacturers, and logistics providers may have more established relationships with our competitors and potential competitors, and as a result of such relationships, such suppliers, contract manufacturers, and logistics providers may choose to limit or terminate their relationship with us.

If we experience significantly increased demand, or if we need to replace an existing supplier, contract manufacturer, or logistics provider, we may be unable to supplement or replace such supply, contract manufacturing, or logistics capacity on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, for certain of our products, it may take a significant amount of time to identify a contract manufacturer that has the capability and resources to build the product to our specifications in sufficient volume. Identifying suitable suppliers, contract manufacturers, and logistics providers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue and operating results.

We have limited control over our suppliers, contract manufacturers, and logistics providers, which subjects us to significant risks, including the potential inability to obtain or produce quality products on a timely basis or in sufficient quantity.

We have limited control over our suppliers, contract manufacturers, and logistics providers, including aspects of their specific manufacturing processes and their labor, environmental, or other practices, which subjects us to significant risks, including the following:

•	inability to satisfy demand for our products;

•	reduced control over delivery timing and product reliability;

•	reduced ability to oversee the manufacturing process and components used in our products;

•	reduced ability to monitor compliance with our product manufacturing specifications;

•
reduced ability to develop comprehensive manufacturing specifications that take into account materials shortages, materials substitutions, and variance in the manufacturing capabilities of our third-party contract manufacturers;

•	price increases;

•	the failure of a key supplier, contract manufacturer, or logistics provider to perform its obligations to us for technical, market, or other reasons;

•	difficulties in establishing additional contract manufacturing relationships if we experience difficulties with our existing contract manufacturers;

•	shortages of materials or components;

•	misappropriation of our intellectual property;

•
exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•	changes in local economic conditions in countries where our suppliers, contract manufacturers, or logistics providers are located;

•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and

•	insufficient warranties and indemnities on components supplied to our contract manufacturers.
If there are defects in the manufacture of our products by our contract manufacturers, we may face negative publicity, government investigations, and litigation and we may not be fully compensated by our contract manufacturers for any financial or other liability that we suffer as a result.

Because many of the key components in our products come from limited or sole sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain.

Many of the key components used to manufacture our products come from limited or sole sources of supply. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists, and we do not have any long-term arrangements with our suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. While component shortages have historically been immaterial, they could be material in the future. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers and users. This could harm our relationships with our channel partners and users and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers and users.

The market for connected health and fitness devices is still in the early stages of growth and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business and operating results would be harmed.

The market for connected health and fitness devices is relatively new and unproven, and it is uncertain whether connected health and fitness devices will sustain high levels of demand and wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt these products and services. In part, adoption of our products and services will depend on the increasing prevalence of connected health and fitness devices as well as new entrants to the connected health and fitness device market to raise the profile of both the market as a whole and our own platform. Our connected health and fitness devices have largely been used to measure and track activities such as walking, running, and sleeping. However, they have not been as widely adopted for other sports, exercise, and activities such as cycling, skiing, and swimming for which other niche products are more often used. Furthermore, some individuals may be reluctant or unwilling to use connected health and fitness devices because they have concerns regarding the risks associated with data privacy and security. If the wider public does not perceive the benefits of our connected health and fitness devices or chooses not to adopt them as a result of concerns regarding privacy or data security or for other reasons, then the market for these products and services may not further develop, it may develop more slowly than we expect, or it may not achieve the growth potential we expect it to, any of which would adversely affect our operating results. The development and growth of this relatively new market may also prove to be a short-term trend.

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services may have an adverse effect on our operating results and financial condition.

Our current and future products and services may experience quality problems from time to time that can result in adverse publicity, product recalls, litigation, regulatory proceedings, and warranty claims resulting in significant direct or indirect costs, decreased revenue and operating margin, and harm to our brand.

We sell complex products and services that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components, or “bugs” that can unexpectedly interfere with the products’ intended operations or cause injuries to users. Although we extensively and rigorously test new and enhanced products and services before their release, there can be no assurance we will be able to detect, prevent, or fix all defects.

Failure to detect, prevent, or fix defects could result in a variety of consequences including greater number of returns of products than expected from users and retailers, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. We generally provide a 45-day right of return for purchases through Fitbit.com and a 12-month warranty on all of our products, except in the European Union, where we provide a two-year warranty on all of our products. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. As of December 31, 2014, our reserves for warranty claims were $20.1 million, or 3% of our revenue for 2014. Moreover, we offer limited stock rotation rights and price protection to our distributors. If we experience greater returns from retailers or users in excess of our reserves, our business and operating results could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also affect our brand and decrease demand for our products and services, and adversely affect our operating results and financial condition.

Furthermore, our products are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, and heart rate and GPS-based information such as speed, distance, and exercise routes. In the past, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity, and, in some cases, have required us to expend time and resources to defend litigation. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements or claims regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

We recalled the Fitbit Force in March 2014. The recall has exposed us to CPSC regulatory proceedings and extensive litigation in various jurisdictions, including multi-jurisdiction complex federal and state class action and personal injury claims, which required significant management attention and disrupted our business operations, and adversely affected our financial condition, operating results, and our brand.

In March 2014, we recalled one of our products, the Fitbit Force, after some of our users experienced allergic reactions to adhesives in the wristband. These reactions included skin irritation, rashes, and blistering. The recall had a negative impact on our operating results, primarily in our fourth quarter of 2013 and the first quarter of 2014. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fitbit Force Product Recall” in this Quarterly Report on Form 10-Q for additional information regarding the financial impact of the recall on our historical operating results. We have provided and are continuing to provide full refunds to consumers who return the Fitbit Force. Users may also exchange their Fitbit Force for a Fitbit Charge. If returns of the Fitbit Force or other costs related to the recall are higher than anticipated, we will be required to increase our reserves related to the recall which would negatively impact our operating results in the future.

The recall is being conducted in conjunction with the CPSC, which has been monitoring recall effectiveness and compliance. In addition to the financial impacts discussed elsewhere in this Quarterly Report on Form 10-Q, this recall requires us to provide a significant amount of information to the CPSC and to continue to provide reports on an ongoing basis, which takes significant time and internal and external resources. Because the Fitbit Force was primarily sold in the United States, we have not had inquiries from any similar foreign regulatory agencies.

A large number of lawsuits, including multi-jurisdiction complex federal and state class action and personal injury claims, were filed against us relating to the Fitbit Force. We have also had several consumers bring lawsuits relating to our Fitbit Flex, Fitbit Charge HR, and Fitbit Surge products. These litigation matters have required significant attention of our management and resources and disrupted the ordinary course of our business operations. While we have settled all of the class action lawsuits, a number of personal injury claims remain outstanding. While we do not believe that these on-going legal proceedings relating to the Fitbit Force, Fitbit Flex, Fitbit Charge HR, or Fitbit Surge are material, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings and these actions or other third-party claims against us will result in the diversion of management time and attention from other aspects of our business and may cause us to incur substantial litigation or settlement costs.

In addition, the CPSC conducted an investigation into the Fitbit Flex and, although it did not find a substantial product hazard in the Fitbit Flex, there can be no assurances that product hazards or other defects will not be found in the future with respect to the Fitbit Flex or our other products. The Fitbit Force product recall, regulatory proceedings, and litigation have had and may continue to have, and any future recalls, regulatory proceedings, and litigation could have an adverse impact on our financial condition, operating results, and brand. Furthermore, because of the global nature of our product sales, in the event we experience defects with respect to products sold outside the United States, we could become subject to recalls, regulatory proceedings, and litigation by foreign governmental agencies and private litigants, which could significantly increase the costs of managing any product issues. Any ongoing and future regulatory proceedings or litigation, regardless of their merits, could further divert management’s attention from our operations and result in substantial legal fees and other costs.

There have been recent reports that some users of the Fitbit Charge, Fitbit Charge HR, and Fitbit Surge have experienced skin irritations, which could result in additional negative publicity or otherwise harm our business. In addition, a small number of users have recently filed personal injury lawsuits against us relating to the Fitbit Charge HR and Fitbit Surge products, which could divert management’s attention from our operations and result in substantial legal fees and other costs.

Due to the nature of some of our wearable devices, some users have had in the past and may in the future experience skin irritations or other biocompatibility issues not uncommon with jewelry or other wearable products that stay in contact with skin for extended periods of time. Recently, there have been news reports of some users of Fitbit Charge, Fitbit Charge HR, and Fitbit Surge experiencing skin irritations. This negative publicity could harm sales of our products and also adversely affect our relationships with retailers that sell our products, including causing them to be reluctant to continue to sell our products. In addition, a small number of users have recently filed personal injury lawsuits against us relating to the Fitbit Charge HR and Fitbit Surge products. While we do not believe that these lawsuits are material, due to the inherent uncertainties of litigation we cannot accurately predict the ultimate outcome of any proceedings arising from such claims, and these actions or other third-party claims against us may result in the diversion of our management’s time and attention from other aspects of our business and may cause us to incur substantial litigation or settlement costs. If large numbers of users experience these problems, we could be subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims by the CPSC or other U.S. or foreign regulatory agencies and face additional personal injury or class action litigation, any of which could have a material adverse impact on our business, financial condition, and operating results.

We may not be able to sustain our revenue growth rate or profitability in the future.

Our recent revenue growth should not be considered indicative of our future performance. As we grow our business, we expect our revenue growth rates to slow in future periods due to a number of reasons, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, or the maturation of our business. Due to competitive pricing pressures, new product introductions by us or our competitors or other factors, the average selling price of our products and services may decrease. If we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

While we achieved profitability in 2014, we have not consistently achieved profitability on a quarterly or annual basis. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, develop new products and services, and enhance our existing products and services. In addition, we expect to incur additional significant legal, accounting, and other expenses in connection with operating as a public company. If our revenue does not increase to offset these increases in our operating expenses, we may not be profitable in future periods.

Our operating margins may decline as a result of increasing product costs.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, and changes in consumer demand. Costs for the raw materials used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials used to manufacture our products or in the cost of labor and other costs of doing business in the United States and internationally could have an adverse effect on, among other things, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

Any material disruption or breach of our information technology systems, such as the five-hour outage we experienced during the peak holiday season in December 2014, or those of third-party partners could materially damage user and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences.

We depend on our information technology systems, as well as those of third parties, to develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, and manage inventory and our supply chain. Any material disruption or slowdown of our systems or those of third parties whom we depend upon, including a disruption or slowdown caused by our failure to successfully manage significant increases in user volume or successfully upgrade our or their systems, system failures, viruses, security breaches, or other causes, could cause information, including data related to orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of products to stores and users or lost sales, which could reduce demand for our merchandise, harm our brand and reputation, and cause our revenue to decline. For example, during the peak holiday season in December 2014, we suffered an approximately five-hour outage of our information systems due to high levels of platform usage, which rendered us unable to process and support new users signing onto our platform during that time. If changes in technology cause our information systems, or those of third parties whom we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, we could lose users and our business and operating results could be adversely affected.

We collect, store, process, and use personal information and other customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and our actual or perceived failure to comply with such obligations could harm our business.

We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. Our users’ health and fitness-related data and other highly personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, and biometric information such as heart rates, sleeping patterns, GPS-based location, and activity patterns. Due to the volume and sensitivity of the personal information and data we manage and the nature of our products, the security features of our platform and information systems are critical. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive user data. If we or our third-party service providers, business partners, or third-party apps with which our users choose to share their Fitbit data were to experience a breach of systems compromising our users’ sensitive data, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Our users may also accidentally disclose or lose control of their passwords, creating the perception that our systems are not secure against third-party access. Additionally, if third parties we work with, such as vendors or developers, violate applicable laws, agreements, or our policies, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business. While we maintain insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Our success depends on our ability to maintain our brand. If events occur that damage our brand, our business and financial results may be harmed.

Our success depends on our ability to maintain the value of the “Fitbit” brand. The “Fitbit” name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products and services, and our ability to successfully secure, maintain, and defend our rights to use the “Fitbit” and other trademarks important to our brand. Our brand could be harmed if we fail to achieve these objectives or if our public image or brand were to be tarnished by negative publicity. For example, there has been media coverage of some of the users of our products reporting skin irritation, as well as recent personal injury lawsuits filed against us relating to the Fitbit Charge HR and Fitbit Surge products. We also believe that our reputation and brand may be harmed if we fail to maintain a consistently high level of customer service. In addition, we believe the popularity of the “Fitbit” brand makes it a target of counterfeiting or imitation, with third parties attempting to sell counterfeit products that attempt to replicate our products. Any occurrence of counterfeiting, imitation or confusion with our brand could adversely affect our reputation and impair the value of our brand. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to successfully maintain, promote, and position our brand and protect our reputation or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

The failure to effectively manage the introduction of new or enhanced products may adversely affect our operating results.

We must successfully manage introductions of new or enhanced products. Introductions of new or enhanced products could adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches. Moreover, consumers may decide to purchase new or enhanced products instead of existing products. This could lead to excess inventory and discounting of our existing products. In addition, we have historically incurred higher levels of sales and marketing expenses accompanying each product introduction. Accordingly, if we fail to effectively manage introductions of new or enhanced products, our operating results would be harmed.

We depend on retailers and distributors to sell and market our products, and our failure to maintain and further develop our sales channels could harm our business.

We primarily sell our products through retailers and distributors and depend on these third-parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and point of purchase, or POP, displays in their stores, and training their sales personnel to sell our products. If our retailers and distributors are not successful in selling our products, our revenue would decrease and we could experience lower gross margin due to product returns or price protection claims. Our retailers also often offer products and services of our competitors in their stores. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors our ability to sell our products and services could be adversely affected and our business may be harmed.

In 2014 and for the six months ended June 30, 2015, our five largest retailers and distributors accounted for approximately 49% and 56% of our revenue, respectively. Of these retailers and distributors, Wynit Distribution, Best Buy, and Amazon.com accounted for approximately 13%, 12%, and 11% of our revenue for 2014, respectively, and approximately 16%, 12%, and 12% of our revenue for the six months ended June 30, 2015, respectively. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk and impair our ability to sell products.

The wearable, fitness, and electronics retail markets in some countries are dominated by a few large retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our connected health and fitness devices, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers would adversely affect our revenue, operating results, and financial condition.

The insolvency, credit problems, or other financial difficulties confronting our retailers and distributors could expose us to financial risk.

Some of our retailers and distributors have experienced financial difficulties in the past. The insolvency, credit problems, or other financial difficulties confronting our retailers and distributors could expose us to financial risk. Financial difficulties of our retailers and distributors could impede their effectiveness and also expose us to risks if they are unable to pay for the products they purchase from us. The difficulties of retailers and distributors may also lead to price cuts of our products and adverse effects on our brand and operating results. Any reduction in sales by our current retailers or distributors, loss of large resellers or distributors, or decrease in revenue from our retailers or distributors could adversely affect our revenue, operating results, and financial condition.

We have recently begun to spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost-effective.

We have recently begun to spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new users and increase awareness of our products and services. In 2014 and for the six months ended June 30, 2015, advertising expenses were $71.9 million and $84.9 million, respectively, representing approximately 10% and 21% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 222 as of December 31, 2013 to 727 as of June 30, 2015, and we expect headcount growth to continue for the foreseeable future. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

Because we have only a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the market in which we sell our products and services, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed and predictable market. Failure to manage our future growth effectively could have an adverse effect on our business, which, in turn, could have an adverse impact on our operating results and financial condition.

To date, we have derived substantially all of our revenue from sales of our connected health and fitness devices, and sales of our subscription-based premium services have historically accounted for less than 1% of our revenue.

To date, substantially all of our revenue has been derived from sales of our connected health and fitness devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of 2012, 2013, 2014, and the three and six months ended June 30, 2014 and 2015, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. Our inability to successfully sell and market our premium services could deprive us of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our connected health and fitness devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

Our business is subject to a variety of U.S. and foreign laws and regulations that are continuously evolving, including those related to privacy, data security, and data protection due to our collection, processing, and use of personal information and other user data, such as the U.S.-E.U. Safe Harbor Framework, which covers the transfer of personal data from the European Union to the United States.

We are or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations regarding privacy, data protection, data security, data retention, consumer protection, advertising, electronic commerce, intellectual property, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data, the scope of which is changing, subject to differing interpretations, and may be inconsistent among different jurisdictions. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure to comply with our privacy or security policies or privacy-related legal obligations by us or third-party service-providers or the failure or perceived failure by third-party apps, with which our users choose to share their Fitbit data, to comply with their privacy policies or privacy-related legal obligations as they relate to the Fitbit data shared with them, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our brand and operating results.

We have certified that we comply with the U.S.-E.U. Safe Harbor Framework as developed by the U.S. Department of Commerce, which provides a method for U.S. companies operating within the European Union to transfer personal data from citizens of E.U. member countries outside the European Union in a way that is consistent with the E.U. Data Protection Directive. If we fail to comply with such framework, we could face legal liability, including fines, negative publicity, and resulting loss of business. In addition, it is possible that the Safe Harbor Framework will be modified or eliminated in the future. If this occurs, we will need to implement alternative methods to comply with E.U. restrictions on the cross-border transfer of personal information.

Governments are continuing to focus on privacy and data security and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users’ data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. For example, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information, or PHI, under the Health Insurance Portability and Accountability Act of 1996, and the Health Information Technology for Economic and Clinical Health

Act. If that were to occur, we would be subject to additional regulation and oversight, any of which could significantly increase our operating costs.

The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various U.S. state and federal and foreign agencies, including the CPSC, Federal Trade Commission, Food and Drug Administration, or FDA, Federal Communications Commission, and state attorneys general, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products and services are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.

The global nature of our business operations also create various domestic and foreign regulatory challenges and subject us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, and our products are also subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. If we become liable under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits, regulatory proceedings, and legislative proposals could harm our brand or otherwise impact the growth of our business. Any costs incurred as a result of compliance or other liabilities under these laws or regulations could harm our business and operating results.

Our failure or inability to protect our intellectual property rights, or claims by others that we are infringing upon or unlawfully using their intellectual property could diminish the value of our brand and weaken our competitive position, and adversely affect our business, financial condition, operating results, and prospects.

We currently rely on a combination of patent, copyright, trademark, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our intellectual property rights. We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, commercial partners, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. Additionally, the process of obtaining patent or trademark protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications or apply for all necessary or desirable trademark applications at a reasonable cost or in a timely manner. We have obtained and applied for U.S. and foreign trademark registrations for the “Fitbit” brand and a variety of our product names, and will continue to evaluate the registration of additional trademarks as appropriate. However, we cannot guarantee that any of our pending trademark or patent applications will be approved by the applicable governmental authorities. Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and our failure or inability to obtain or maintain trade secret protection or otherwise protect our proprietary rights could adversely affect our business.

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us have grown and will likely continue to grow. For example, on May 27, 2015, Aliphcom, Inc. d/b/a Jawbone, or Jawbone, filed a lawsuit against us and certain of our employees who were formerly employed by Jawbone in the Superior Court of the State of California in the County of San Francisco alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, and unfair and unlawful business practices. The complaint alleges, among other things, that prior to leaving Jawbone at various times in 2015, the employees downloaded Jawbone company documents and materials, including allegedly confidential and trade secret information, and that these employees are using such information in the development of our products. The complaint also alleges that we recruited those employees with the intent of using Jawbone’s proprietary information. The complaint seeks unspecified damages, including punitive damages, and injunctive relief. On June 26, 2015, we and the employee defendants filed demurrers to Jawbone’s complaint. The demurrers are currently pending and a hearing is scheduled for August 21, 2015.

In addition, on June 10, 2015, Jawbone and BodyMedia, Inc., a wholly-owned subsidiary of Jawbone, or BodyMedia, filed a lawsuit against us in the United States District Court for the Northern District of California. Jawbone and BodyMedia allege that we are infringing three U.S. patents held by Jawbone or BodyMedia: U.S. Patent No. 8,446,275 titled “General Health and Wellness Management Method and Apparatus For A Wellness Application Using Data From a Data-Capable Band,” U.S. Patent No. 8,073,707 titled “System For Detecting, Monitoring, And Reporting An Individual’s Physiological Or Contextual Status,” and U.S. Patent No. 8,398,546 titled “System For Monitoring And Managing Body Weight And Other Physiological Conditions Including Iterative And Personalized Planning, Intervention And Reporting Capability.” Jawbone and BodyMedia allege that these patents have been infringed by a substantial majority of the products that we have sold historically, as well as several of our current products. With respect to each of the patents, the complaint seeks unspecified compensatory damages and attorneys’ fees from us and to permanently enjoin us from making, manufacturing, using, selling, importing, or offering our products for sale. Jawbone has since amended its complaint to allege infringement of three additional patents: U.S. Patent No. 8,529,811, titled “Component Protective Overmolding Using Protective External Coatings,” U.S. Patent No. 8,793,522, titled “Power Management in a Data-Capable Strapband,” and U.S. Patent No. 8,961,413, titled “Wireless Communications Device and Personal Monitor.” In addition, on July 8, 2015, Jawbone filed a complaint in the International Trade Commission, or ITC, raising substantially the same allegations as in the state court and federal district court cases. On July 24, 2015, Jawbone and BodyMedia filed a letter with the ITC seeking to amend and supplement their ITC complaint. In their letter, Jawbone and BodyMedia, among other things, purport to identify the trade secrets allegedly misappropriated by the employee defendants. If the ITC were to determine that we infringe any of the Jawbone or BodyMedia patents, the ITC could issue an exclusion order, which would prevent us from importing our products into the United States from contract manufacturers outside of the United States.

We intend to vigorously defend these litigation matters and, based on our preliminary review, we believe we have valid defenses with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results, and prospects. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of these litigation matters, there may be announcements of the results of hearings and motions, and other interim developments related to the litigation matters. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

Further, from time to time, we have received and may continue to receive letters from third parties alleging that we are infringing upon their intellectual property rights. Our technologies and other intellectual property may not be able to withstand such third-party claims, and successful infringement claims against us could result in significant monetary liability, prevent us from selling some of our products and services, or require us to change our branding. In addition, resolution of claims may require us to redesign our products, license rights from third parties at a significant expense, or cease using those rights altogether. We have also in the past and may in the future bring claims against third parties for infringing our intellectual property rights. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Patent infringement, trademark infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought against us or brought by us, whether successful or not, could require significant attention of our management and resources and have in the past and could further result in substantial costs, harm to our brand, and have an adverse effect on our business.

Our international operations subject us to additional costs and risks, and our continued expansion internationally may not be successful.

We have entered into many international markets in a relatively short time and may enter into additional markets in the future. Outside of the United States, we currently have operations in Australia and a number of countries in Asia and Europe. There are significant costs and risks inherent in conducting business in international markets, including:

•	establishing and maintaining effective controls at foreign locations and the associated increased costs;

•	adapting our technologies, products, and services to non-U.S. consumers’ preferences and customs;

•	variations in margins by region;

•	increased competition from local providers of similar products;

•	longer sales or collection cycles in some countries;

•	compliance with foreign laws and regulations;

•
compliance with the laws of numerous taxing jurisdictions where we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to U.S. and foreign tax laws as they relate to our international operations;

•	compliance with anti-bribery laws, such as the FCPA and the U.K. Bribery Act, by us, our employees, and our business partners;

•
complexity and other risks associated with current and future foreign legal requirements, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the E.U. Data Protection Directive, the proposed E.U. Data Protection Regulation, and applicable privacy and data protection laws in foreign jurisdictions where we currently conduct business or intend to conduct business in the future;

•	currency exchange rate fluctuations and related effects on our operating results;

•	economic and political instability in some countries, particularly those in China where we have recently expanded;

•	the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and

•	other costs of doing business internationally.
These factors and other factors could harm our international operations and, consequently, materially impact our business, operating results, and financial condition. Further, we may incur significant operating expenses as a result of our international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into new international markets because of limited brand recognition in certain parts of the world, leading to delayed acceptance of our products and services by users in these new international markets. If we are unable to continue to expand internationally and manage the complexity of our global operations successfully, our financial condition and operating results could be adversely affected.

Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally leads us to raise international pricing, potentially reducing demand for our products. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing and incur losses on our foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase our cost of product components denominated in those currencies, thus adversely affecting gross margins.

We use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

We depend on third-party data center service providers. Any disruption in the operation of the data center facilities or failure to renew the services could adversely affect our business.

Our services are hosted using data centers operated by third parties. We control neither the operation of the data centers nor our third-party data center service providers. We have entered into agreements for the lease of our data centers with third-party data center service providers which expire at various times. The third-party data center service providers may have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our servers or data to new data center facilities or engage new service providers, and we may incur significant costs and a possible interruption in our platform in connection with doing so.

Problems with our third-party data center service providers, the telecommunications network providers with whom they contract, or with the systems by which telecommunications providers allocate capacity among their users could adversely affect the experience of our users. Our third-party data center service providers could decide to close their facilities or cease providing us services without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center service providers or parties they contract with may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, any failure of our data centers to meet our needs for capacity could have an adverse effect on our business.

Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our platform could harm our brand and may damage the data of our users. We have in the past had outages at our data centers, and future interruptions to our platform might reduce our revenue, cause us to issue refunds, subject us to potential liability, or harm our ability to retain users and attract new users.

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, and loss of critical data. In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite significant efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect financial performance, harm our business, be expensive to remedy and damage our reputation.

Our business is affected by seasonality.

Our business is affected by the general seasonal trends common to the consumer electronics industry, as well as those common to the fitness industry. Our fourth quarter has typically been our strongest quarter in terms of revenue, reflecting our historical strength in sales during the holiday season. For example, we generated approximately 43%, 40%, and 50% of our full year revenue during the fourth quarters of 2012, 2013, and 2014, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions.

Our future success depends on the continuing efforts of our key employees, including our founders, James Park and Eric N. Friedman, and on our ability to attract and retain highly skilled personnel and senior management.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. In particular, we are highly dependent on the contributions of our co-founders, James Park and Eric N. Friedman, as well as other members of our management team. The loss of any key personnel could make it more difficult to manage our operations and research and development activities, reduce our employee retention and revenue, and impair our ability to compete. Although we have generally entered into employment offer letters with our key personnel, these agreements have no specific duration and provide for at-will employment, which means they may terminate their employment relationship with us at any time.

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to retain highly skilled employees. Additionally, we have a number of current employees whose equity ownership in our company gives them a substantial amount of personal wealth. Likewise, we have a number of current employees whose equity awards are fully vested and are entitled to receive substantial amounts of our capital stock. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decisions about whether or not they continue to work for us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Changes in legislation in U.S. and foreign taxation of international business activities or the adoption of other tax reform policies, as well as the application of such laws, could materially impact our financial position and operating results.

Recent or future changes to U.S., Irish, and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly-owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Further, we are in the process of implementing an international structure that aligns with our financial and operational objectives as evaluated based on our international markets, expansion plans, and operational needs for headcount and physical infrastructure outside the

United States. In connection with the implementation of the international structure, we reorganized the structure of our existing direct and indirect subsidiaries and restructured the intercompany relationships with and amongst the subsidiaries within the company group. Such intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Due to changes in the U.S., Irish, and other foreign taxation of such activities, we will likely have to modify our international structure in the future, which will incur costs, may increase our worldwide effective tax rate, and may adversely affect our financial position and operating results.

In addition, significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.

If U.S., Irish, or other foreign tax laws further change, if our current or future structures and arrangements are challenged by a taxing authority, or if we are unable to appropriately adapt the manner in which we operate our business, we may have to undertake further costly modifications to our international structure and our tax liabilities and operating results may be adversely affected.

If we are unable to protect our domain names, our brand, business, and operating results could be adversely affected.

We have registered domain names for websites, or URLs, that we use in our business, such as Fitbit.com. If we are unable to maintain our rights in these domain names, our competitors or other third parties could capitalize on our brand recognition by using these domain names for their own benefit. In addition, although we own the “Fitbit” domain name under various global top level domains such as .com and .net, as well as under various country-specific domains, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “Fitbit” domain name or other potentially similar URLs. The regulation of domain names in the United States and elsewhere is generally conducted by Internet regulatory bodies and is subject to change. If we lose the ability to use a domain name in a particular country, we may be forced to either incur significant additional expenses to market our solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell our solutions in that country. Either result could substantially harm our business and operating results. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name “Fitbit” in all of the countries in which we currently conduct or intend to conduct business. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies among jurisdictions and is unclear in some jurisdictions. Domain names similar to ours have already been registered in the United States and elsewhere, and we may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our brand or our trademarks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs, divert management attention, and not be decided favorably to us.

Our inability to effectively control the sales of our products on the gray market could have a material adverse effect on us.

From time to time, our products may be diverted from our authorized retailers and distributors and sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our channel partners compete with often heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. In addition, our inability to control gray market activities could result in user satisfaction issues, which may have a negative impact on our brand. When products are purchased outside our authorized retailers and distributors, there is a risk that our customers are buying counterfeit or substandard products, including products that may have been altered, mishandled or damaged, or used products represented as new.

Our use of “open source” software could negatively affect our ability to sell our products and subject us to possible litigation.

A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our products and services that incorporate the open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating, or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose or provide at no cost any of our source code that incorporates or is a modification of such licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages and enjoined from the sale of our products and services that contained the open source software. Any of the foregoing could disrupt the distribution and sale of our products and services and harm our business.

We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

As part of our business strategy, we may make investments in other companies, products, or technologies. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. For example, we recently acquired FitStar and we may fail to successfully integrate FitStar into our company.

Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, operating results, and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and adversely affect our operating results.

The Aria Wi-Fi connected scale is subject to FDA regulation, and sales of this product or future regulated products could be adversely affected if we fail to comply with the applicable requirements.

The Aria scale is regulated as a medical device by the FDA and corresponding state regulatory agencies, and we may have future products that are regulated as medical devices. The medical device industry in the United States is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Before we can market or sell a new regulated product or make a significant modification to an existing medical device in the United States, we must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. We received a pre-market clearance for the Aria scale in June 2014. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from generating revenue from these products. Medical devices, including the Aria scale, are also subject to numerous ongoing compliance requirements under the regulations of the FDA and corresponding state regulatory agencies, which can be costly and time consuming. For example, under FDA regulations medical device manufacturers are required to, among other things, (i) establish a quality system to help ensure that their products consistently meet applicable requirements and specifications, (ii) establish and maintain procedures for receiving, reviewing, and evaluating complaints, (iii) establish and maintain a corrective and preventive action procedure, (iv) report certain device-related adverse events and product problems to the FDA, and (v) report to the FDA the removal or correction of a distributed product. If we experience any product problems requiring reporting to the FDA or if we otherwise fail to comply with applicable FDA regulations or the regulations of corresponding state regulatory agencies, with respect to the Aria scale or future regulated products, we could jeopardize our ability to sell our products and could be subject to enforcement actions such as fines, civil penalties, injunctions, recalls of products, delays in the introduction of products into the market, and refusal of the FDA or other regulators to grant future clearances or approvals, which could harm our reputation, business, operating results, and financial condition.

Our revolving credit facilities provide our lenders with first-priority liens against substantially all of our assets, including our intellectual property, and contain financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our credit agreements restrict our ability to, among other things:

•	use our accounts receivable, inventory, trademarks, and most of our other assets as security in other borrowings or transactions;

•	incur additional indebtedness;

•	sell certain assets;

•	guarantee certain obligations of third parties;

•	declare dividends or make certain distributions; and

•	undergo a merger or consolidation or other transactions.
Our credit agreements also prohibit us from exceeding a consolidated fixed charge coverage ratio and require us to maintain a minimum liquidity reserve. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control.

Our failure to comply with the covenants or payment requirements or the occurrence of other events specified in our credit agreements could result in an event of default under the credit agreements, which would give our lenders the right to terminate their commitments to provide additional loans under the credit agreements and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against all of our assets, including our intellectual property, as collateral. Failure to comply with the covenants or other restrictions in the credit facilities could result in a default. If the debt under our credit agreements was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, commencing with our second annual report on Form 10-K, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our Class A common stock.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by manmade problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. The third-party systems and operations and contract manufacturers we rely on, such as the data centers we lease, are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, operating results, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of our data center facilities are located in California, a state that frequently experiences earthquakes. In addition, the facilities at which our contract manufacturers manufacture our products are located in parts of Asia that frequently endure typhoons and earthquakes. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’, contract manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California or other locations where we have data centers or store significant inventory of our products. As we rely heavily on our data center facilities, computer and communications systems, and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ businesses, which could have an adverse effect on our business, operating results, and financial condition.

We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Growing and operating our business will require significant cash outlays and capital expenditures and commitments. If cash on hand and cash from operating activities are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our growth. We may not be able to raise needed cash on terms acceptable to us or at all. Financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our Class A common stock. The holders of new securities may also have rights, preferences, or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventories, product warranty reserves, the Fitbit Force recall, business combinations, accounting for income taxes, fair value of redeemable convertible preferred stock warrant liability, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following our initial public offering but we expect to not be an “emerging growth company” sooner. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.0 billion in annual gross revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which will require us to conduct due diligence on and disclose whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $29.50 to $40.45, through June 30, 2015. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our revenue and other operating results;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	negative publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products that gain market acceptance;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock-up or market standoff agreements; and

•	sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.

The 42,061,250 shares of our Class A common stock sold in our initial public offering are freely tradable in the public market. The remaining shares of our Class A common stock and Class B common stock are currently restricted from resale as a result of lock-up and market standoff agreements. These securities will become available to be sold on December 15, 2015. Morgan Stanley & Co. LLC, as a representative of the underwriters of our IPO, may, in its discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements. Shares held by directors, executive officers, and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

In addition, as of June 30, 2015, we had options outstanding that, if fully exercised, would result in the issuance of 49.2 million shares of Class B common stock. We also had 0.5 million RSUs outstanding as of June 30, 2015. All of the shares of Class B common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will also be able to be freely sold in the public market upon issuance subject to the existing lock-up or market standoff agreements described above and applicable vesting requirements.

In addition, certain holders of our Class B common stock (or warrants to purchase shares of our Class B common stock) have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and significant stockholders. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has ten votes per share, and our Class A common stock, has one vote per share. As of June 30, 2015, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, hold a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. In addition, our credit facilities contain restrictions on our ability to pay dividends.

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the market price of our common stock.

Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

•	provide that our board of directors will be classified into three classes of directors with staggered three-year terms;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that only the chairman of our board of directors, our chief executive officer, or a majority of our board of directors will be authorized to call a special meeting of stockholders;

•
provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From April 1, 2015 to June 18, 2015 (the date of the filing of our registration statement on Form S-8), we issued and sold the following securities (after giving effect to stock splits):

1.
Options to employees, directors, consultants, and other service providers to purchase an aggregate of 2,761,108 shares of Class B common stock under our Amended and Restated 2007 Stock Plan, or 2007 Plan, and 255,000 shares of Class A common stock under our 2015 Equity Incentive Plan, with per share exercise prices ranging from $12.5667 to $20.00.

2.	An aggregate of 212,153 restricted stock units to employees and other service providers to be settled in shares of Class B common stock under our 2007 Plan.

3.
549,697 shares of common stock to our employees, directors, consultants, and other service providers upon exercise of options granted by it under our 2007 Plan, with purchase prices ranging from $0.0458 to $12.5667 per share, for an aggregate purchase price of $375,942.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended, or Securities Act, in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b) Use of Proceeds

On June 17, 2015, the SEC declared our registration statement on Form S-1 (File No. 333-203941) for our initial public offering effective, and the offering commenced the following day. The offering did not terminate before all of the securities registered in the registration statement were sold. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as active joint book-running managers for the offering. Barclays Capital Inc. and SunTrust Robinson Humphrey, Inc. acted as passive joint book-running managers and Piper Jaffray & Co., Raymond James & Associates, Inc., Stifel, Nicolaus & Company, Incorporated, and William Blair & Company, L.L.C acted as co-managers.

We registered an aggregate of 42,061,250 shares of our Class A common stock (including 19,673,750 shares which were held by certain of our stockholders), including 5,486,250 shares registered to cover an over-allotment option (all of which were held by certain of our stockholders). On June 22, 2015, we closed our initial public offering, in which we sold 22,387,500 shares of our Class A common stock and the selling stockholders sold 19,673,750 shares of our Class A common stock. The shares sold and issued in the IPO included the full exercise of the underwriters’ over-allotment option. The shares were sold at a public offering price of $20.00 per share for an aggregate gross offering price of approximately $841.2 million. We received net proceeds of $420.9 million after deducting underwriting discounts and commissions of $26.9 million but before deducting offering costs. We incurred offering expenses of approximately $5.2 million, of which $2.5 million was paid in the six months ended June 30, 2015, and the remaining $2.7 million will be paid after June 30, 2015. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $415.7 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 18, 2015 pursuant to Rule 424(b)(4).

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.					X
3.2	Restated Bylaws of the Registrant.					X
10.1+	2015 Equity Incentive Plan, and forms of award agreements.	S-1	333-203941	10.3	5/7/2015
10.2+	2015 Employee Stock Purchase Plan.	S-1	333-203941	10.4	5/7/2015
10.3	Office Lease, dated June 26, 2015, by and between the Registrant and GLL BIT Fremont Street Partners, L.P.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
+ Indicates management contract or compensatory plan or arrangement.
# These certifications are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

FITBIT, INC.

Date:	August 7, 2015	/s/ WILLIAM ZERELLA
William Zerella
Chief Financial Officer (Principal Financial and Accounting Officer)