Form 10-Q
period 2015-09-30
FITBIT INC
filed 2015-11-02
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Yes ☑	No ☐
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

As of October 31, 2015, there were 42,061,250 shares of the registrant’s Class A common stock outstanding and 165,124,402 shares of the registrant’s Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$462,280	$195,626
Marketable securities	113,198	—
Accounts receivable, net	244,921	238,859
Inventories	276,083	115,072
Deferred tax assets	56,846	33,555
Prepaid expenses and other current assets	21,199	13,614
Total current assets	1,174,527	596,726
Property and equipment, net	35,728	26,435
Goodwill	22,157	—
Intangible assets, net	12,749	—
Other assets	17,296	9,890
Total assets	$1,262,457	$633,051
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Fitbit Force recall reserve	$11,659	$22,476
Accounts payable	320,195	195,666
Accrued liabilities	98,258	70,940
Deferred revenue	27,077	9,009
Income taxes payable	2,472	30,631
Long-term debt, current portion	—	132,589
Total current liabilities	459,661	461,311
Redeemable convertible preferred stock warrant liability	—	15,797
Other liabilities	18,624	12,867
Total liabilities	478,285	489,975
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value, no shares and 144,528,912 shares authorized as of September 30, 2015 and December 31, 2014, respectively; no shares and 139,851,483 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	67,814
Stockholders’ equity:
Class A common stock, $0.0001 par value, 600,000,000 shares and no shares authorized as of September 30, 2015 and December 31, 2014, respectively; 42,061,250 shares and no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4	—
Class B common stock, $0.0001 par value, 350,000,000 and no shares authorized as of September 30, 2015 and December 31, 2014, respectively; 165,122,004 and no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	17	—
Common stock, $0.0001 par value, no shares and 230,400,000 shares authorized as of September 30, 2015 and December 31, 2014; respectively; no shares and 40,875,583 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	4
Additional paid-in capital	604,323	7,979
Accumulated other comprehensive income	1,074	37
Retained earnings	178,754	67,242
Total stockholders’ equity	784,172	75,262
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$1,262,457	$633,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$409,262	$152,862	$1,146,428	$375,249
Cost of revenue	213,249	69,257	593,664	188,486
Gross profit	196,013	83,605	552,764	186,763
Operating expenses:
Research and development	42,890	14,945	95,808	35,842
Sales and marketing	65,115	17,539	178,672	42,123
General and administrative	20,698	7,849	48,327	23,909
Change in contingent consideration	—	—	(7,704)	—
Total operating expenses	128,703	40,333	315,103	101,874
Operating income	67,310	43,272	237,661	84,889
Interest expense, net	(216)	(680)	(1,062)	(1,541)
Other expense, net	(744)	(2,816)	(59,129)	(7,722)
Income before income taxes	66,350	39,776	177,470	75,626
Income tax expense (benefit)	20,516	(29,136)	65,958	(16,911)
Net income	45,834	68,912	111,512	92,537
Less: noncumulative dividends to preferred stockholders	—	(1,343)	(2,526)	(3,983)
Less: undistributed earnings to participating securities	—	(52,420)	(50,316)	(68,736)
Net income attributable to common stockholders—basic	45,834	15,149	58,670	19,818
Add: adjustments for undistributed earnings to participating securities	—	5,387	7,655	6,905
Net income attributable to common stockholders—diluted	$45,834	$20,536	$66,325	$26,723
Net income per share attributable to common stockholders:
Basic	$0.22	$0.38	$0.57	$0.49
Diluted	$0.19	$0.34	$0.48	$0.44
Shares used to compute net income per share attributable to common stockholders:
Basic	206,657	40,376	102,741	40,242
Diluted	243,660	61,003	136,985	60,323
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$45,834	$68,912	$111,512	$92,537
Other comprehensive income:
Cash flow hedges:
Change in unrealized gain on cash flow hedges	1,466	—	1,466	—
Less: reclassification for realized net gains included in net income	(548)	—	(548)	—
Net change, net of tax	918	—	918	—
Change in foreign currency translation adjustment, net of tax	40	17	125	29
Change in unrealized loss on available-for-sale investments	(6)	—	(6)	—
Comprehensive income	$46,786	$68,929	$112,549	$92,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$111,512	$92,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for inventory obsolescence	4,537	523
Depreciation and amortization	12,372	2,964
Amortization of intangible assets	1,169	—
Revaluation of redeemable convertible preferred stock warrant liability	56,655	6,821
Stock-based compensation	25,684	3,445
Change in contingent consideration	(7,704)	—
Deferred income taxes	(32,288)	(26,693)
Other	(109)	629
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,500)	2,676
Inventories	(165,153)	(4,723)
Prepaid expenses and other assets	(4,664)	(3,421)
Fitbit Force recall reserve	(10,817)	(51,909)
Accounts payable	119,768	(16,466)
Accrued liabilities and other liabilities	30,657	2,185
Deferred revenue	17,520	2,598
Income taxes payable	(28,159)	(7,577)
Net cash provided by operating activities	125,480	3,589
Cash Flows from Investing Activities
Change in restricted cash	—	2,310
Purchase of property and equipment	(17,748)	(17,885)
Purchases of marketable securities	(124,713)	—
Sales of marketable securities	12,070	—
Acquisitions, net of cash acquired	(11,037)	—
Net cash used in investing activities	(141,428)	(15,575)
Cash Flows from Financing Activities
Net proceeds from initial public offering	420,885	—
Proceeds from issuance of debt and revolving credit facility, net debt discount	160,000	38,000
Repayment of debt	(294,503)	(41,346)
Payment of debt issuance costs	—	(2,575)
Payments of offering costs	(4,772)	—
Proceeds from exercise of stock options	940	32
Proceeds from exercise of redeemable convertible preferred stock warrants	—	75
Net cash provided by (used in) financing activities	282,550	(5,814)
Net increase (decrease) in cash and cash equivalents	266,602	(17,800)
Effect of exchange rate on cash and cash equivalents	52	29
Cash and cash equivalents at beginning of period	195,626	81,728
Cash and cash equivalents at end of period	$462,280	$63,957
Supplemental Disclosure
Cash paid for interest	$374	$820
Cash paid for income taxes	$120,774	$16,831
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Conversion of redeemable convertible preferred stock into Class B common stock	$67,814	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$72,452	$—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	$56,678	$1,503
Purchase of property and equipment included in accounts payable	$6,344	$4,872
Deferred offering costs included in accounts payable and accruals	$354	$—
Issuance of common stock in connection with acquisitions	$13,317	$—
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

In June 2015, the Company completed its initial public offering (“IPO”) of Class A common stock, in which the Company sold 22,387,500 shares and certain of its stockholders sold 19,673,750 shares, including 5,486,250 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an initial public offering price of $20.00 per share for net proceeds of $420.9 million to the Company, after deducting underwriting discounts and commissions of $26.9 million. Offering costs incurred by the Company were approximately $5.1 million. In addition, in connection with the IPO:

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

•
The Company recorded proceeds of $420.9 million to additional paid-in capital and reclassified $5.1 million of deferred offering costs previously recorded in other current assets as an offset to the proceeds from the IPO.

2.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) on June 18, 2015. There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on June 18, 2015, except as related to cash flow hedges entered into beginning in the third quarter of 2015 as disclosed in Note 5.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Split

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income, net of tax. Other comprehensive income refers to revenue, expenses, and gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of net unrealized gains and losses on derivative instruments accounted for as cash flow hedges, foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale securities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. ASU 2014-09 will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The carrying values of the Company’s accounts receivable and accounts payable approximated their fair values due to the short period of time to maturity or repayment. The carrying value of the Company’s long-term debt approximated its fair value as of December 31, 2014 as the debt carried a variable rate or market rates available to the Company and other assumptions had not changed significantly.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$285,079	$—	$—	$285,079
U.S. government agencies	—	105,542	—	105,542
Corporate debt securities	—	80,962	—	80,962
Derivative assets	—	5,313	—	5,313
Total	$285,079	$191,817	$—	$476,896
Liabilities:
Derivative liabilities	$—	$2,325	$—	$2,325

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$316	$—	$316
Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$15,797	$15,797
Derivative liabilities	—	105	—	105
Total	$—	$105	$15,797	$15,902

The fair value of the Company’s Level 1 financial instruments is based on quoted market prices in active markets for identical instruments. The fair value of the Company’s Level 2 financial instruments is based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data.

In addition, Level 2 assets and liabilities include derivative financial instruments associated with hedging activity, which is further discussed in Note 5. Derivative financial instruments are initially measured at fair value on the contract date and are subsequently remeasured to fair value at each reporting date using inputs such as spot rates and forward rates. There is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.

The Company’s Level 3 liabilities, measured and recorded on a recurring basis, consist of the redeemable convertible preferred stock warrant liability and contingent consideration. Prior to the IPO, the fair value of the warrant liability was calculated using an option-pricing model as discussed in Note 9. Generally, increases or decreases in the fair value of the underlying redeemable convertible preferred stock would result in a directionally similar impact in the fair value measurement of the associated warrant liability. The unexercised warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase shares of Class B common stock upon the closing of the IPO. As a result, the Company revalued and reclassified the redeemable convertible preferred stock liability to additional paid-in capital upon the closing of the IPO.

The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liability (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Balance at December 31, 2014	$15,797
Change in fair value	56,655
Settlement of warrant liability upon exercise	(56,678)
Reclassification of unexercised warrants to additional paid-in capital upon the initial public offering	(15,774)
Balance at September 30, 2015	$—

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

The following table sets forth a summary of the changes in the fair value of the acquisition-related contingent consideration (in thousands):

Balance at December 31, 2014	$—
Addition from acquisition	7,704
Change in fair value of contingent consideration	(7,704)
Balance at September 30, 2015	$—

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2015 and September 30, 2014.

4.    Cash, Cash Equivalents, and Marketable Securities

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income in stockholders’ equity. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other expense, net as incurred. Investments are reviewed periodically to identify potential other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables below as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to, or beyond, the initial cost of investment for these securities. As of December 31, 2014, the Company did not carry any investments in marketable securities.

The following table sets forth the cash, cash equivalents, and marketable securities as of September 30, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$103,895	$—	$—	$103,895	$103,895	$—
Money market funds	285,079	—	—	285,079	285,079	—
U.S. government agencies	105,530	13	(1)	105,542	41,649	63,893
Corporate debt securities	80,980	3	(21)	80,962	31,657	49,305
Total	$575,484	$16	$(22)	$575,478	$462,280	$113,198

All available-for-sale investments as of September 30, 2015 have a contractual maturity of one year or less. The following table presents fair values and gross unrealized losses of investments that have been in an unrealized loss position for less than twelve months as of September 30, 2015 (in thousands):

	Fair Value	Gross Unrealized Losses
U.S. government agencies	$13,401	$(1)
Corporate debt securities	45,851	(21)
Total	$59,252	$(22)

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

There were no available-for-sale investments as of September 30, 2015 that have been in a continuous unrealized loss position for greater than twelve months.

5.    Derivative Financial Instruments

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies. In order to manage this risk, the Company may hedge a portion of its foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted revenues and expenses, using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The Company does not enter into derivative contracts for trading or speculative purposes.

Cash Flow Hedges

Beginning in the third quarter of 2015, the Company uses foreign currency derivative contracts designated as cash flow hedges to hedge certain forecasted revenue and expense transactions denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges consist of forward contracts with maturities of 12 months or less.

The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of the hedged items. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. All elements of the hedged transaction are included in the effectiveness assessment. The Company records the unrealized gains or losses, net of tax, related to the effective portion of its cash flow hedges as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. The Company records the gains or losses related to the ineffective portion of the cash flow hedges, if any, immediately in other expense, net. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income would immediately be reclassified to other expense, net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows.

The Company had outstanding contracts with a total notional amount of $149.2 million and $27.2 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of September 30, 2015.

Balance Sheet Hedges

The Company enters into foreign exchange contracts to hedge certain monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value, do not qualify for hedge accounting treatment, and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other expense, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities.

The Company had outstanding balance sheet hedges with a total notional amount of $76.3 million and $37.2 million as of September 30, 2015 and December 31, 2014, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

		September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Cash flow designated hedges	Prepaid expense and other current assets	$2,437	$—	$—	$—
Cash flow designated hedges	Accrued liabilities	—	1,585	—	—
Hedges not designated	Prepaid expense and other current assets	2,876	—	316	—
Hedges not designated	Accrued liabilities	—	740	—	105
Total fair value of derivative instruments		$5,313	$2,325	$316	$105

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statement of operations for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2015	2014	2015	2014
Foreign exchange cash flow hedges
Gain (loss) recognized in OCI – effective portion		$1,466	$—	$1,466	$—
Gain (loss) reclassified from OCI into income – effective portion	Revenue	580	—	580	—
Gain (loss) reclassified from OCI into income – effective portion	Operating expenses	(32)	—	(32)	—
Gain (loss) recognized in income – ineffective portion	Other expense, net	104	—	104	—

Foreign exchange balance sheet hedges
Gain (loss) recognized in income	Other expense, net	$3,705	$—	$6,009	$—

As of September 30, 2015, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into net income within the next 12 months.

Offsetting of Foreign Currency Derivative Contracts

The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. The Company generally enters into master netting arrangements, which mitigate credit risk by permitting net settlement of transactions with the same counterparty. The Company is not required to pledge, and is not entitled to receive, cash collateral related to these derivative instruments. As of December 31, 2014, the Company did not have master netting agreements with its counterparties for its foreign currency contracts.

The following table sets forth the available offsetting of net derivative assets under the master netting arrangements as of September 30, 2015 (in thousands):

				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$5,313	$—	$5,313	$1,971	$—	$3,342

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth the available offsetting of net derivative liabilities under the master netting arrangements as of September 30, 2015 (in thousands):

				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$2,325	$—	$2,325	$1,971	$—	$354

6.    Balance Sheet Components

Revenue Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balances	$35,265	$17,149	$26,559	$15,416
Increases (reductions)	46,990	(2,574)	100,342	12,087
Returns taken	(41,043)	(5,711)	(85,689)	(18,639)
Ending balances	$41,212	$8,864	$41,212	$8,864

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Components	$15,936	$53,383
Finished goods	260,147	61,689
Total inventories	$276,083	$115,072

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Derivative assets	$5,313	$316
POP displays, net	5,094	7,121
Prepaid expenses and other current assets	10,792	6,177
Total prepaid expenses and other current assets	$21,199	$13,614

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Tooling and manufacturing equipment	$45,754	$28,344
Furniture and office equipment	5,859	2,891
Purchased and internally-developed software	2,403	1,396
Leasehold improvements	3,874	3,594
Total property and equipment	57,890	36,225
Less: Accumulated depreciation and amortization	(22,162)	(9,790)
Property and equipment, net	$35,728	$26,435

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands). See Note 14 for additional information.

Goodwill
Balance at December 31, 2014	$—
Goodwill acquired	22,562
Subsequent goodwill adjustments	(405)
Balance at September 30, 2015	$22,157

There were no intangible assets outstanding as of December 31, 2014. The carrying amounts of the intangible assets as of September 30, 2015 were as follows (in thousands, except useful life). See Note 14 for additional information.

	September 30, 2015			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net

Developed technology	$12,640	$(990)	$11,650	6.5
Trademarks and other	1,278	(179)	1,099	4.0
Total intangible assets, net	$13,918	$(1,169)	$12,749

Total amortization expense related to intangible assets was $0.5 million and $1.2 million for the three and nine months ended September 30, 2015, respectively.

The estimated future amortization expense of acquired intangible assets to be charged to cost of revenue and operating expenses after September 30, 2015, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2015	$451	$82	$533
2016	1,806	281	2,087
2017	1,806	230	2,036
2018	1,806	230	2,036
2019	1,806	230	2,036
Thereafter	3,975	46	4,021
Total intangible assets, net	$11,650	$1,099	$12,749

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Product warranty	$25,072	$20,098
Employee-related liabilities	18,153	4,115
Accrued advertising and marketing development funds	17,097	7,833
Inventory received but not billed	3,777	6,242
Accrued manufacturing expense and freight	9,235	16,229
Accrued sales incentives	3,568	2,355
Sales taxes and VAT payable	3,360	2,291
Accrued legal fees	2,111	678
Customer deposits	1,406	6,391
Other	14,479	4,708
Accrued liabilities	$98,258	$70,940

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balances	$31,063	$7,625	$20,098	$8,480
Charged to cost of revenue	15,687	3,726	37,752	5,788
Changes related to pre-existing warranties	(8,968)	—	(8,968)	—
Settlement of claims	(12,710)	(2,450)	(23,810)	(5,367)
Ending balances	$25,072	$8,901	$25,072	$8,901

(1)	Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “—Fitbit Force Recall Reserve” for additional information regarding such reserves.

Changes related to pre-existing warranties resulted from a reduction in the estimated number of units to be replaced and in the estimated cost of replacement units.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Fitbit Force Recall reserve activities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balances	$12,894	$57,074	$22,476	$82,938
Charged to revenue	—	—	—	11,561
Charged (benefit) to cost of revenue	—	(1,485)	(2,040)	9,117
Charged (benefit) to general and administrative	20	—	(53)	505
Settlement of claims	(1,255)	(24,560)	(8,724)	(73,092)
Ending balances	$11,659	$31,029	$11,659	$31,029

Accumulated Other Comprehensive Income

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2014	$—	$37	$—	$37
Other comprehensive income (loss) before reclassifications	1,466	125	(6)	1,585
Amounts reclassified from AOCI	(548)	—	—	(548)
Other comprehensive income (loss)	918	125	(6)	1,037
Balance at September 30, 2015	$918	$162	$(6)	$1,074

Other comprehensive income consisted only of currency translation adjustments of an immaterial amount in the nine months ended September 30, 2014.

7.    Long-Term Debt

2014 Credit Agreement

In August 2014, the Company entered into an amended and restated credit agreement (“Asset-Based Credit Facility”), with a borrowing limit of $180.0 million. The Asset-Based Credit Facility allows the Company to borrow up to the lesser of (i) $180.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans and (ii) the borrowing base then in effect less the amount then outstanding under letters of credit and loans. The borrowing base is determined by the Company’s collateral agents based on several variables, including percentages of the book value of certain eligible accounts receivable and a percentage of certain eligible inventories. Borrowings under the Asset-Based Credit Facility may be drawn as Alternate Base Rate or ABR loans or Eurodollar loans, and matures in August 2018. ABR loans bear interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bear interest at a variable rate based on the LIBOR rate and Euro currency reserve requirements. The Company is also required to pay an annual commitment fee on the average daily unused portion of the facility of 0.25%, 0.35%, or 0.45%, based on usage of the facility. As of December 31, 2014 and September 30, 2015, the effective interest rate on the revolving line of credit was 4.25%.

The Company has the option to repay its borrowings under the Asset-Based Credit Facility without penalty prior to maturity. The Asset-Based Credit Facility requires the Company to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.1:1, consolidated leverage ratios of between 3:1 and 2:1, and levels of liquidity of not less than $15.0 million. The Asset-Based Credit Facility also requires the Company to comply with certain non-financial covenants. The Company was in compliance with these covenants as of December 31, 2014 and September 30, 2015.

As of December 31, 2014, the Company had $125.0 million of outstanding borrowings under the Asset-Based Credit Facility. In January 2015, the Company repaid $125.0 million of its indebtedness under the Asset-Based Credit Facility. As a result, the long-term debt that was repaid was classified as long-term debt, current portion, on the Company’s condensed consolidated balance

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

sheet as of December 31, 2014. As of September 30, 2015, the Company had no outstanding borrowings under the Asset-Based Credit Facility.

2014 Revolving Credit and Guarantee Agreement

In August 2014, the Company entered into a revolving credit and guarantee agreement (“Cash Flow Facility”). In October 2014, the Company amended the Cash Flow Facility to increase the borrowing limit under the Cash Flow Facility. The Cash Flow Facility allows the Company to borrow up to $50.0 million, including up to $10.0 million for the issuance of letters of credit and up to $10.0 million for swing line loans, and matures in August 2018. Borrowings under the Cash Flow Facility may also be drawn as ABR loans or Eurodollar loans. ABR loans under our Cash Flow Facility bear interest at a variable rate equal to the applicable margin plus the highest of (i) 3.5%, (ii) the prime rate, (iii) the federal funds effective rate plus 0.5%, and (iv) the adjusted LIBOR rate plus 1.0%. Eurodollar loans under the Cash Flow Facility bear interest at a variable rate for any day based on the LIBOR rate and Euro currency reserve requirements. The Company is also required to pay an annual commitment fee on the average daily unused portion of the facility of 0.375% or 0.5%, based on usage of the facility. As of December 31, 2014, and September 30, 2015, the effective interest rate on the revolving line of credit was 3.59%. The Cash Flow Facility also requires the Company to comply with certain financial covenants, including maintaining certain consolidated leverage ratios of between 3:1 and 2:1, and other non-financial covenants.

As of December 31, 2014, the Company had $8.0 million of outstanding borrowings under the Cash Flow Facility. Subsequent to December 31, 2014, the Company repaid $8.0 million of its indebtedness under the Cash Flow Facility. As of September 30, 2015, the Company had no outstanding borrowings under the Cash Flow Facility.

The fair value of warrants issued in connection with debt agreements prior to 2012 was recorded as a debt discount and is amortized over the term of the related financing arrangement to interest expense using the straight-line method. In addition, capitalized issuance costs are amortized to interest expense over the term of the related financing arrangement on a straight-line basis. Interest expense was $0.4 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Letters of Credit

As of September 30, 2015 and December 31, 2014, the Company had outstanding letters of credit totaling $16.8 million and $2.9 million, respectively, issued to cover various security deposits on the Company’s facility leases.

8.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2015 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $2.5 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and $5.1 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.

In June 2015, the Company entered into a lease to expand the Company’s existing headquarters. The lease expires in 2024 and future minimum payments under the lease are included in the table below.

Future minimum payments under the leases as of September 30, 2015 were as follows (in thousands):

Amounts
Remaining 2015	$2,092
2016	14,108
2017	16,993
2018	16,928
2019	16,263
Thereafter	56,294
Total	$122,678

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Purchase Commitments

The aggregate amount of purchase orders open as of September 30, 2015 and December 31, 2014 was approximately $508.1 million and $257.0 million, respectively. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

Legal Proceedings

Fitbit Force

In 2014, class action and personal injury lawsuits were filed against the Company based upon claims of allergic reactions from adhesives in the Fitbit Force, and alleged violations of various state false advertising and unfair competition statutes based on the Company’s sale and marketing of the Fitbit Force. The class action cases were settled in 2014. Certain personal injury complaints remain outstanding, including several complaints filed in 2015, but the Company believes that the liabilities arising under these claims fall within the proceeds of the insurance policies that apply to these claims.

Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge

In 2014, one personal injury lawsuit was filed against the Company based upon claims of skin irritation from the Fitbit Flex. Additional lawsuits were filed in 2015 based upon claims of skin irritation from the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge. These personal injury complaints remain outstanding, but the Company believes that the liabilities arising under these claims fall within the proceeds of the insurance policies that apply to these claims.

Jawbone

On May 27, 2015, Aliphcom, Inc. d/b/a Jawbone (“Jawbone”) filed a lawsuit against the Company and certain of its employees who were formerly employed by Jawbone in the Superior Court of the State of California in the County of San Francisco alleging trade secret misappropriation and unfair and unlawful business practices against all defendants, and alleging breach of contract and breach of implied covenant of good faith and fair dealing against the employee defendants. The complaint alleges, among other things, that prior to leaving Jawbone at various times in 2015, the employees downloaded Jawbone company documents and materials, including allegedly confidential and trade secret information, and that these employees are using such information in the development of the Company’s products. The complaint also alleges that the Company recruited those employees with the intent of using Jawbone’s proprietary information. The complaint seeks unspecified damages, including punitive damages and injunctive relief. On June 26, 2015, the Company and the employee defendants filed demurrers to Jawbone’s complaint. Fitbit sought to dismiss both causes of action brought against it (those for misappropriation of trade secrets and unfair business practices). The employee defendants sought to dismiss the breach of implied covenant and unfair business practices causes of action. On October 2, 2015, Jawbone filed a First Amended Complaint asserting the same causes of action and adding additional allegations to those raised in the initial complaint. On October 21, 2015, the Company and the employee defendants demurred to the First Amended Complaint, in which Fitbit once again moved to dismiss the misappropriation and unfair business practices causes of action and the employee defendants moved to dismiss those for breach of the implied covenant and unfair business practices. A hearing on the demurrers is currently scheduled for March 22, 2016.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Coatings,” U.S. Patent No. 8,793,522, titled “Power Management in a Data-Capable Strapband,” and U.S. Patent No. 8,961,413, titled “Wireless Communications Device and Personal Monitor.”

On July 7, 2015, Jawbone and BodyMedia filed a complaint with the U.S. International Trade Commission (the “ITC”) requesting an investigation into purported violations of the Tariff Act of 1930 by the Company and Flextronics International Ltd. and Flextronics Sales and Marketing (A-P) Ltd. The complaint alleges that the Company’s products infringe the same six U.S. patents at issue in action brought against the Company in the U.S. District Court for the Northern District of California. Furthermore, the complaint makes the same allegations of trade secret misappropriation, unfair competition and unfair acts as a result of our hiring of the former Jawbone employees, as in the action brought against us and certain of our employees in the Superior Court in the State of California. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of our products that allegedly infringe upon Jawbone’s patents and misappropriate Jawbone’s trade secrets. On July 24, 2015, Jawbone and BodyMedia filed a letter with the ITC seeking to amend and supplement their ITC complaint. In their letter, Jawbone and BodyMedia, among other things, purport to identify the trade secrets allegedly misappropriated by the employee defendants. The ITC instituted the investigation on August 17, 2015, and has now set a hearing on May 9-16, 2016 and a target date for completion of the investigation on December 21, 2016.

On September 3, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that its activity trackers (UP Move, UP24, UP3, and UP4) infringe U.S. Patent Nos. 8,909,543, 9,031,812, and 9,042,971. On September 8, 2015, Fitbit filed a complaint for patent infringement against Jawbone in the U.S. District Court for the Northern District of California, asserting that its activity trackers infringe U.S. Patent Nos. 9,026,053, 9,084,923, and 9,106,307. On October 29, 2015, the Company filed a complaint for patent infringement against Jawbone in the United States District Court for the District of Delaware, asserting that its activity trackers infringe U.S. Patent Nos. 8,920,332, 8,868,377, and 9,089,760.

On November 2, 2015, the Company filed a complaint with the ITC requesting an investigation into violations of the Tariff Act of 1930 by Jawbone and Body Media. The complaint asserts that Jawbone’s products infringe U.S. Patent Nos. 8,920,332, 8,868,377, and 9,089,760. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of Jawbone’s products that the Company believes infringe upon its patents.

The Company intends to vigorously defend and prosecute each of the Jawbone litigation matters and, based on its review, the Company believes it has valid defenses and claims with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, financial condition, operating results, and prospects. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from these matters. In addition, these litigation matters are complex, likely to involve significant management time and attention, and the cost of defending and prosecuting these matters is likely to be expensive, regardless of outcome.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

9.    Redeemable Convertible Preferred Stock and Warrants

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

Immediately prior to the completion of the IPO, the Company issued 274,992 shares of Series B redeemable convertible preferred stock and 1,210,591 shares of Series C redeemable convertible preferred stock upon the exercise of 277,992 and 1,251,357 of Series B and Series C redeemable convertible preferred stock warrants, respectively, after the forfeiture of 3,000 and 40,766 Series B and Series C redeemable convertible preferred stock warrants, respectively. The shares issued upon the net exercise were sold as Class A common stock in the IPO. In addition, all of the remaining outstanding redeemable convertible preferred stock warrants automatically converted to Class B common stock warrants upon closing of the IPO. As a result of the net exercise of redeemable convertible preferred stock warrants and automatic conversion of the remaining warrants to Class B common stock warrants, the Company revalued the warrants as of the completion of the IPO and reclassified the remaining redeemable convertible preferred stock warrant liability balance related to the unexercised warrants to additional paid-in capital. As of September 30, 2015, there were 425,643 Class B common stock warrants outstanding. These Class B common stock warrants expire in June 2025 and are exercisable at an exercise price of $0.67 per share.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

10.    Stock Plan

Preferred Stock

Upon completion of its IPO on June 22, 2015, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of September 30, 2015, there were 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.

Common Stock

As of December 31, 2014, the Company had 230,400,000 shares of common stock authorized for issuance and 40,875,583 shares issued and outstanding. In connection with the IPO, the Company established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO were converted into an equivalent amount of shares of Class B common stock. As of September 30, 2015, the Company had 600,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 350,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of September 30, 2015, 42,061,250 shares of Class A common stock were issued and outstanding and 165,122,004 shares of Class B common stock were issued and outstanding.

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

2007 Equity Incentive Plan

In September 2007, the Company adopted the Amended and Restated 2007 Stock Plan (the “2007 Plan”), which was most recently amended in March 2015. The 2007 Plan provided for the grant of incentive and non-statutory stock options and RSUs to employees, directors, and consultants under terms and provisions established by the board of directors. The 2015 Equity Incentive Plan (the “2015 Plan”) became effective on June 16, 2015. As a result, the Company will not grant any additional stock options under the 2007 Plan and the 2007 Plan has terminated. Any outstanding stock options and restricted stock units (“RSUs”) granted under the 2007 Plan will remain outstanding, subject to the terms of the 2007 Plan and applicable award agreements, until such shares are issued under those awards, by exercise of stock options or settlement of RSUs, or until the awards terminate or expire by their terms. Stock options and RSUs granted under the 2007 Plan generally have terms similar to those described below with respect to stock options and RSUs granted under the 2015 Plan.

2015 Equity Incentive Plan

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the 2007 Plan. The remaining shares available for issuance under the 2007 Plan became reserved for issuance under the 2015 Plan, and the Company ceased granting awards under the 2007 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of common stock as of the immediately preceding December 31. The share reserve may also increase to the extent that outstanding awards expire or terminate un-exercised. As of September 30, 2015, 4,768,814 shares were reserved for issuance under the 2015 Plan.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Stock Options

Stock option activity under the equity incentive plans was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Balance—December 31, 2014	43,998	$1.72	$207,863
Granted	6,948	10.67
Exercised	(1,215)	0.78	$28,694
Forfeited or canceled	(1,076)	3.16
Balance—September 30, 2015	48,655	2.99	$1,688,589

Options exercisable—September 30, 2015	22,704	0.73	$839,143
Options vested and expected to vest—September 30, 2015	47,634	2.94	$1,655,571

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest as of September 30, 2015 were calculated as the difference between the exercise price of the options and the fair value of the Class A common stock of $37.69 as of September 30, 2015.

Restricted Stock Units

RSU activity under the equity incentive plans was as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2014	—	$—
Granted	2,113	35.02
Forfeited or canceled	(16)	36.43
Unvested balance—September 30, 2015	2,097	35.01

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of revenue	$1,351	$346	$2,622	$534
Research and development	5,893	873	10,910	1,157
Sales and marketing	2,451	466	5,080	649
General and administrative	3,339	785	7,072	1,105
Total stock-based compensation expense	$13,034	$2,470	$25,684	$3,445

As of September 30, 2015, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $84.5 million, which the Company expects to recognize over an estimated weighted average period of 3.1 years. As of September 30, 2015, the total unrecognized compensation expense related to unvested RSUs, net of estimated forfeitures, was $65.1 million, which the Company expects to recognize over an estimated weighted average period of 3.6 years. As of September 30, 2015, the total unrecognized compensation expense related to unvested common stock issued in connection with the Company’s acquisition of FitStar, Inc. (“FitStar”), net of estimated forfeitures, was $2.4 million, which the Company expects to recognize over an estimated weighted average period of 2.5 years. See Note 14 for additional information on the acquisition.

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

The fair value of the stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee stock options
Expected term in years	6.25	6.25	6.25	6.25
Volatility	52.1%	54.8% - 60.8%	52.1% - 56.9%	54.8% - 60.9%
Risk-free interest rate	1.8%	1.7% - 2.0%	1.5% - 1.9%	1.7% - 2.0%
Dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term in years	0.92	—	0.92	—
Volatility	27.7%	—%	27.7%	—%
Risk-free interest rate	0.3%	—%	0.3%	—%
Dividend yield	—%	—%	—%	—%

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

11.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

For the three and nine months ended September 30, 2015, the Company recorded an expense for income taxes of $20.5 million and $66.0 million, respectively, for an effective tax rate of 30.9% and 37.2%, respectively. The reduction in the effective tax rate for the three months ended September 30, 2015 as compared to the effective tax rate for the nine months ended September 30, 2015 is due to the effect of the growth of international operations. The effective tax rate is higher than the statutory federal tax rate primarily due to certain permanent differences related to the change in fair value of the redeemable convertible preferred stock warrant liability and non-deductible stock-based compensation expense, partially offset by non-taxable income associated with contingent consideration from the FitStar acquisition and a permanent domestic production activities deduction. For the three and nine months ended September 30, 2014, the Company recorded a benefit for income taxes of $29.1 million and $16.9 million, respectively, for an effective tax rate of (73.3)% and (22.4)%, respectively. The tax benefit for the three and nine months ended September 30, 2014 reflect tax benefits of $51.3 million from the full release of the Company’s deferred income tax asset valuation allowance, partially offset by income tax expense on earnings.

As of September 30, 2015, the total amount of gross unrecognized tax benefits was $16.0 million, all of which would affect the effective tax rate if recognized. The Company does not have any tax positions as of September 30, 2015 for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the three and nine months ended September 30, 2015, the Company recorded $0.1 million and $0.5 million, respectively, related to the accrual of interest and penalties. During the three and nine months ended September 30, 2014, the Company recorded a negligible amount related to the accrual of interest and penalties.

12.    Net Income per Share Attributable to Common Stockholders

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014
	Class A	Class B	Class B	Class A	Class B	Class B
Numerator:
Net income	$9,328	$36,506	$68,912	$16,890	$94,622	$92,537
Less: noncumulative dividends to preferred stockholders	—	—	(1,343)	(383)	(2,143)	(3,983)
Less: undistributed earnings to participating securities	—	—	(52,420)	(7,621)	(42,695)	(68,736)
Net income attributable to common stockholders—basic	9,328	36,506	15,149	8,886	49,784	19,818
Add: adjustments to undistributed earnings to participating securities	—	—	5,387	7,655	6,495	6,905
Reallocation of net income as a result of conversion of Class B to Class A common stock	36,506	—	—	49,784	—	—
Reallocation of net income to Class B common stock	—	1,377	—	—	2,472	—
Net income attributable to common stockholders—diluted	$45,834	$37,883	$20,536	$66,325	$58,751	$26,723

Denominator:
Weighted-average shares of common stock—basic	42,061	164,596	40,376	15,561	87,180	40,242
Conversion of Class B to Class A common stock	164,596	—	—	87,180	—	—
Effect of potentially dilutive stock options, RSUs, common stock warrants, and employee stock purchase plan	37,003	36,795	20,627	34,244	34,163	20,081
Weighted-average shares of common stock—diluted	243,660	201,391	61,003	136,985	121,343	60,323
Net income per share attributable to common stockholders:
Basic	$0.22	$0.22	$0.38	$0.57	$0.57	$0.49
Diluted	$0.19	$0.19	$0.34	$0.48	$0.48	$0.44

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Redeemable convertible preferred stock	—	139,708	88,112	139,573
Stock options to purchase common stock	88	13,824	562	3,614
Restricted stock units	921	—	307	—
Redeemable convertible preferred stock warrants	—	1,802	1,231	1,796
Total	1,009	155,334	90,212	144,983

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

13.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

A	14%	14%	15%	12%
B	11	12	12	13
C	12	12	12	13
*Revenue was less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014

A	16%	*
B	15	17%
C	15	14
D	*	13
E	*	10
 *Accounts receivable were less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

United States	$270,814	$117,997	$848,789	$296,333
Americas excluding United States	24,180	6,261	54,408	17,154
Europe, Middle East, and Africa	49,214	12,892	123,981	31,531
APAC	65,054	15,712	119,250	30,231
Total	$409,262	$152,862	$1,146,428	$375,249

As of September 30, 2015 and December 31, 2014, long-lived assets, which represent property and equipment, located outside the United States were $26.6 million and $20.0 million, respectively.

14.   Acquisition

In March 2015, the Company acquired all of the outstanding securities of FitStar, a provider of interactive video-based exercise experiences on mobile devices and computers that utilize proprietary algorithms to adjust and customize workouts for individual users, for aggregate acquisition consideration of $32.5 million. The aggregate acquisition consideration was comprised of $13.3 million related to the issuance of 1,059,688 shares of the Company’s Class B common stock, $11.5 million of cash, and $7.7 million of contingent consideration. The acquisition is expected to enhance the Company’s software and services offerings.

As of the acquisition date, the Company was potentially obligated to issue additional common stock or pay cash to FitStar stockholders. The actual amount of any contingent consideration paid with respect to the FitStar acquisition, if any, was dependent on market-based events in the future. The Company determined the fair market value of this contingent consideration to be $7.7 million as of the acquisition date using the Monte Carlo simulation method. The fair value of this liability is adjusted at each

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

reporting period, and the change in fair value is included in total operating expenses on the condensed consolidated statement of operations. As a result of the Company’s IPO, the Company recorded a change in fair value of $7.7 million as a benefit and as of September 30, 2015, the fair value of the contingent consideration liability was zero. In addition, the terms related to the contingent consideration have expired as of September 30, 2015.

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

In addition, upon acquisition, the Company issued 308,216 additional shares of common stock valued at $4.2 million. The Company is also obligated to make cash payments up to $1.2 million. Both the common stock and the cash payments are additional consideration which is contingent upon former employees of FitStar continuing to be employed by the Company. As such, this additional consideration was not part of the purchase price and is recognized as post-acquisition compensation expense over the related requisite service period of 3 years. The Company also recorded acquisition-related transaction costs of $0.3 million, which were included in general and administrative expenses in the condensed consolidated statement of operations during the nine months ended September 30, 2015.

The results of operations of FitStar are included in the accompanying condensed consolidated statements of operations from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because they are not material to the Company’s condensed consolidated financial statements.

15. Subsequent Events

In October 2015, the Company entered into an engagement letter to establish a new senior credit facility to increase its borrowing capacity to $250.0 million, which is to replace the Company’s Asset-Based Credit Facility and our Cash Flow Facility. This new facility would mature in five years and would require the Company to comply with certain customary financial and non-financial covenants. There can be no assurances as to whether, or when, the Company will enter into a definitive credit agreement with respect to this facility, or as to its terms.

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

Overview

Fitbit is transforming the way millions of people around the world achieve their health and fitness goals. The Fitbit platform combines connected health and fitness devices with software and services, including an online dashboard and mobile apps, data analytics, motivational and social tools, personalized insights, and virtual coaching through customized fitness plans and interactive workouts. Our platform helps people become more active, exercise more, sleep better, eat smarter, and manage their weight. We pioneered the connected health and fitness market starting in 2007, and since then, we have grown into a leading global health and fitness brand. As of September 30, 2015, we have sold over 30.0 million devices since inception.

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

We generate substantially all of our revenue from sales of our connected health and fitness devices. We sell our products in over 48,000 retail stores and in 55 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We seek to build global brand awareness, increase product adoption, and drive sales through our sales and marketing efforts. We intend to continue to significantly invest in these sales and marketing efforts in the future.

Our growth will depend in part on the adoption and sale of our products and services in international markets. In recent periods, we have experienced significant growth in international sales. In 2014 and for the three months and nine months ended September 30, 2015, 25%, 34%, and 26%, respectively, of our revenue, based on ship-to destinations, was from sales outside of the United States. We believe international markets represent a significant growth opportunity for us. We intend to expand sales of our products and services in new and existing international markets by expanding our distribution channels through select retailers and strategic partnerships. We also intend to continue to invest across all geographic regions in sales and marketing efforts, including increasing our global advertising efforts, and in infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our international expansion efforts have resulted and will continue to result in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

For the three months ended September 30, 2015 and 2014, we had revenue of $409.3 million and $152.9 million, respectively, net income of $45.8 million and $68.9 million, respectively, and adjusted EBITDA of $85.0 million and $44.3 million, respectively. For the nine months ended September 30, 2015 and 2014, we had revenue of $1.1 billion and $375.2 million, respectively, net income of $111.5 million and $92.5 million, respectively, and adjusted EBITDA of $264.6 million and $115.4 million, respectively. In the three months ended September 30, 2015 and 2014, we sold 4.8 million and 2.3 million devices, respectively. In the nine months ended September 30, 2015 and 2014, we sold 13.1 million and 5.6 million devices, respectively. See the section titled “—Key Business Metrics” for additional information regarding devices sold and adjusted EBITDA, including a reconciliation of adjusted EBITDA to net income.

Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Devices sold	4,773	2,332	13,097	5,627
Adjusted EBITDA	$84,987	$44,320	$264,615	$115,436

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

We define adjusted EBITDA as net income adjusted to exclude the impact of the Fitbit Force recall, stock-based compensation expense, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, depreciation and intangible assets amortization, change in contingent consideration, interest expense, net, and income tax expense.

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

The following table presents a reconciliation of net income to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$45,834	$68,912	$111,512	$92,537
Impact of Fitbit Force recall	20	(1,483)	(2,093)	25,039
Stock-based compensation expense	13,034	2,470	25,684	3,445
Revaluation of redeemable convertible preferred stock warrant liability	—	1,626	56,655	6,821
Depreciation and intangible assets amortization	5,367	1,251	13,541	2,964
Change in contingent consideration	—	—	(7,704)	—
Interest expense, net	216	680	1,062	1,541
Income tax expense	20,516	(29,136)	65,958	(16,911)
Adjusted EBITDA	$84,987	$44,320	$264,615	$115,436

Components of our Operating Results

Revenue

We generate substantially all of our revenue from the sale of our connected health and fitness devices and accessories. We also generate a small portion of our revenue from our subscription-based premium services.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, warranty replacement costs, packaging, costs related to the Fitbit Force recall, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, excess and obsolete inventory write-downs, amortization of developed technology intangible assets acquired, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

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

General and Administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources, and administrative personnel, as well as the costs of professional services, any allocated overhead, information technology, amortization of intangible assets acquired, and other administrative expenses. We expect our general and administrative expenses to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations, and other costs associated with becoming a public company.

Change in contingent consideration. The change in contingent consideration relates to the benefit received from the reversal of a contingent liability incurred in connection with the acquisition of FitStar, Inc. See Note 14 of the notes to our condensed consolidated financial statements for additional information.

Interest Expense, Net

Interest expense, net consists of interest expense associated with our debt financing arrangements, amortization of debt issuance costs, and interest income earned on our cash and cash equivalents.

Other Expense, Net

Other expense, net consists of mark-to-market adjustments for the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering and foreign currency gains and losses.

Income Tax Expense (Benefit)

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

The recall had the following effect on our income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reduction of revenue	$—	$—	$—	$(11,561)
Incremental (benefit to) cost of revenue	—	(1,485)	(2,040)	9,117
Impact on gross profit	—	1,485	2,040	(20,678)
Incremental general and administrative expenses (benefit)	20	2	(53)	4,361
Impact on income before income taxes	$(20)	$1,483	$2,093	$(25,039)

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(1)	2015(1)	2014(1)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$409,262	$152,862	$1,146,428	$375,249
Cost of revenue(2)	213,249	69,257	593,664	188,486
Gross profit	196,013	83,605	552,764	186,763
Operating expenses:
Research and development(2)	42,890	14,945	95,808	35,842
Sales and marketing(2)	65,115	17,539	178,672	42,123
General and administrative(2)	20,698	7,849	48,327	23,909
Change in contingent consideration	—	—	(7,704)	—
Total operating expenses	128,703	40,333	315,103	101,874
Operating income	67,310	43,272	237,661	84,889
Interest expense, net	(216)	(680)	(1,062)	(1,541)
Other expense, net	(744)	(2,816)	(59,129)	(7,722)
Income before income taxes	66,350	39,776	177,470	75,626
Income tax expense	20,516	(29,136)	65,958	(16,911)
Net income	$45,834	$68,912	$111,512	$92,537

(1)
In March 2014, we recalled the Fitbit Force. See the section titled “—Fitbit Force Product Recall” for additional information. The recall, which primarily affected our results for the fourth quarter of 2013 and the first quarter of 2014, had the following effect on our income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reduction of revenue	$—	$—	$—	$(11,561)
Incremental (benefit to) cost of revenue	—	(1,485)	(2,040)	9,117
Impact on gross profit	—	1,485	2,040	(20,678)
Incremental general and administrative expenses (benefit)	20	2	(53)	4,361
Impact on income before income taxes	$(20)	$1,483	$2,093	$(25,039)

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$1,351	$346	$2,622	$534
Research and development	5,893	873	10,910	1,157
Sales and marketing	2,451	466	5,080	649
General and administrative	3,339	785	7,072	1,105
Total stock-based compensation expense	$13,034	$2,470	$25,684	$3,445

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(1)	2015(1)	2014(1)
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	52	45	52	50
Gross profit	48	55	48	50
Operating expenses:
Research and development	11	10	8	10
Sales and marketing	16	12	16	11
General and administrative	5	5	4	6
Change in contingent consideration	—	—	(1)	—
Total operating expenses	32	27	27	27
Operating income	16	28	21	23
Interest expense, net	—	—	—	(1)
Other expense, net	—	(2)	(5)	(2)
Income before income taxes	16	26	16	20
Income tax expense	5	(19)	6	(5)
Net income	11%	45%	10%	25%

(1)
In March 2014, we recalled the Fitbit Force. See the section titled “—Fitbit Force Product Recall” for additional information. The recall, which primarily affected our results for the fourth quarter of 2013 and the first quarter of 2014, had the following effect on our income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(as a percentage of revenue)
Incremental (benefit to) cost of revenue	—%	(1)%	—%	2%
Impact on gross profit	—	1	—	(6)
Incremental general and administrative expenses	—	—	—	1
Impact on income before taxes	—%	1%	—%	(7)%

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014(1)	$	%
Revenue	$409,262	$152,862	$256,400	168%	$1,146,428	$375,249	$771,179	206%

(1)
The Fitbit Force recall resulted in a decrease to revenue of $11.6 million for the nine months ended September 30, 2014. See the section titled “—Fitbit Force Product Recall” for additional information.

Revenue increased $256.4 million, or 168%, from $152.9 million for the three months ended September 30, 2014 to $409.3 million for the three months ended September 30, 2015. A substantial majority of the increase was due to an increase in the number of devices sold from 2.3 million in the three months ended September 30, 2014 to 4.8 million in the three months ended September 30, 2015, including $324.0 million in revenue from new products introduced in the fourth quarter of 2014. Revenue also increased due to an increase in the average selling price of our devices by 33% from $63 per device for the three months ended September 30, 2014 to $84 per device for the three months ended September 30, 2015, due to new products introduced in the fourth quarter of 2014. The increase in revenue includes the negative impact of foreign currency exchange rates of $20.6 million, net of the impact of foreign currency hedges. U.S. revenue, based on ship-to destinations, increased $152.8 million, or 130%, from $118.0 million for the three months ended September 30, 2014 to $270.8 million for three months ended September 30, 2015, and international revenue, based on ship-to destinations, increased by $103.5 million, or 297%, from $34.9 million for the three months ended September 30, 2014 to $138.4 million for the three months ended September 30, 2015.

Revenue increased $771.2 million, or 206%, from $375.2 million for the nine months ended September 30, 2014 to $1.1 billion for the nine months ended September 30, 2015. A substantial majority of the increase was due to an increase in the number of devices sold from 5.6 million in the nine months ended September 30, 2014 to 13.1 million in the nine months ended September 30, 2015, including $869.0 million in revenue from new products introduced in the fourth quarter of 2014. Revenue also increased due to an increase in the average selling price of our devices by 34% from $64 per device for the nine months ended September 30, 2014 to $86 per device for the nine months ended September 30, 2015, due to new products introduced in the fourth quarter of 2014. The increase in revenue includes the negative impact of foreign currency exchange rates of $39.7 million, net of the impact of foreign currency hedges. U.S. revenue, based on ship-to destinations, increased $552.5 million, or 186%, from $296.3 million for the nine months ended September 30, 2014 to $848.8 million for the nine months ended September 30, 2015, and international revenue, based on ship-to destinations, increased by $218.7 million, or 277%, from $78.9 million for the nine months ended September 30, 2014 to $297.6 million for the nine months ended September 30, 2015.

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2015	2014	$	%	2015(1)	2014(1)	$	%
Cost of revenue	$213,249	$69,257	$143,992	208%	$593,664	$188,486	$405,178	215%
Gross profit	196,013	83,605	112,408	134	552,764	186,763	366,001	196
Gross margin	48%	55%			48%	50%

(1)
The Fitbit Force recall resulted in an increase to cost of revenue of $9.1 million and a benefit to cost of revenue of $2.0 million in the nine months ended September 30, 2014 and 2015, respectively, a decrease in gross profit of $20.7 million and an increase in gross profit of $2.0 million in the nine months ended September 30, 2014 and 2015, respectively, and a decrease of 6 percentage points and a negligible increase in gross margin in the nine months ended September 30, 2014 and 2015, respectively. See the section titled “—Fitbit Force Product Recall” for additional information.

Cost of revenue increased $144.0 million, or 208%, from $69.3 million for the three months ended September 30, 2014 to $213.2 million for the three months ended September 30, 2015. The increase was primarily due to the increase in the number of devices sold and an increase in average cost per device related to new products introduced in the fourth quarter of 2014. Cost of revenue increased $405.2 million, or 215%, from $188.5 million for the nine months ended September 30, 2014 to $593.7 million for the nine months ended September 30, 2015. The increase was primarily due to the increase in the number of devices sold and an increase in average cost per device related to new products introduced in the fourth quarter of 2014. In addition, we recognized a $2.0 million benefit to cost of revenue in the nine months ended September 30, 2015 compared to a $9.1 million increase to cost of revenue in the nine months ended September 30, 2014 in connection with the recall of the Fitbit Force.

Gross margin decreased to 48% for the three months ended September 30, 2015 from 55% for the three months ended September 30, 2014 and decreased to 48% for the nine months ended September 30, 2015 from 50% for the nine months ended September 30, 2014. The decrease in gross margin for the three months ended September 30, 2015 was primarily due to the slightly lower margins on new products introduced in the fourth quarter of 2014 and the negative impact of foreign currency exchange rates on product pricing, which accounted for approximately one-third of the decline in gross margin, partially offset by reduced estimated costs of warranty claims. The decrease in gross margin for the nine months ended September 30, 2015 was primarily due to the aforementioned impact of lower margins on new products introduced in the fourth quarter of 2014 and the negative impact of foreign currency exchange rates on product pricing, partially offset by a reduction in costs incurred in connection with the recall of the Fitbit Force and to a lesser extent, reduced estimated costs of warranty claims.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Research and development	$42,890	$14,945	$27,945	187%	$95,808	$35,842	$59,966	167%

Research and development expenses increased $27.9 million, or 187%, from $14.9 million for the three months ended September 30, 2014 to $42.9 million for the three months ended September 30, 2015. The increase was primarily due to an $18.9 million increase in personnel-related expenses due to a 166% increase in headcount, a $4.2 million increase in consultant and contractor expenses, a $2.1 million increase in tooling and prototype materials, a $1.5 million increase in allocated overhead, and a $0.5 million increase in travel expenses.

Research and development expenses increased $60.0 million, or 167%, from $35.8 million for the nine months ended September 30, 2014 to $95.8 million for the nine months ended September 30, 2015. The increase was primarily due to a $41.4 million increase in personnel-related expenses, a $9.3 million increase in consultant and contractor expenses, a $4.6 million increase in tooling and prototype materials, a $2.0 million increase in allocated overhead, and a $1.1 million increase in travel expenses.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Sales and marketing	$65,115	$17,539	$47,576	271%	$178,672	$42,123	$136,549	324%

Sales and marketing expenses increased $47.6 million, or 271%, from $17.5 million for the three months ended September 30, 2014 to $65.1 million for the three months ended September 30, 2015. The increase was primarily due to a $36.5 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns during the three months ended September 30, 2015. In addition, consulting and contractor expenses increased $5.7 million and personnel-related expenses increased $5.4 million due to a 90% increase in headcount.

Sales and marketing expenses increased $136.5 million, or 324%, from $42.1 million for the nine months ended September 30, 2014 to $178.7 million for the nine months ended September 30, 2015. The increase was primarily due to a $110.1 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns during the nine months ended September 30, 2015. In addition, personnel-related expenses increased $13.5 million, and consulting and contractor expenses increased $12.4 million.

We expect advertising costs and other marketing programs expenses to increase in the fourth quarter of 2015 due to the holiday season.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2015(1)	2014(1)	$	%	2015(1)	2014(1)	$	%
General and administrative	$20,698	$7,849	$12,849	164%	$48,327	$23,909	$24,418	102%

(1)
The Fitbit Force recall resulted in an increase to general and administrative expenses of $4.4 million for the nine months ended September 30, 2014, and a benefit to general and administrative expenses of $0.1 million for the nine months ended September 30, 2015. See the section titled “—Fitbit Force Product Recall” for additional information.

General and administrative expenses increased $12.8 million, or 164%, from $7.8 million for the three months ended September 30, 2014 to $20.7 million for the three months ended September 30, 2015. The increase was primarily due to a $6.6 million increase in personnel-related expenses due to a 108% increase in headcount, a $2.8 million increase in consulting and contractor expenses, a $2.4 million increase in legal fees due to increased litigation and regulatory activity, and a $0.6 million increase in other administrative fees.

General and administrative expenses increased $24.4 million, or 102%, from $23.9 million for the nine months ended September 30, 2014 to $48.3 million for the nine months ended September 30, 2015. The increase was primarily due to a $15.8 million increase in personnel-related expenses, a $5.3 million increase in consulting and contractor expenses, and a $1.9 million increase other administrative fees.

Change in Contingent Consideration

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(dollars in thousands)	2015	2014		$2015	2014	$
Change in contingent consideration	$—	$—	$—	$(7,704)	$—	$(7,704)

The change in contingent consideration benefit of $7.7 million for the nine months ended September 30, 2015 is a result of our re-measurement of the contingent consideration liability related to our acquisition of FitStar. This is a non-recurring benefit. There was no contingent liability as of September 30, 2015, and the terms of the contingent liability have expired.

Interest and Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Interest expense, net	$(216)	$(680)	$464	(68)%	$(1,062)	$(1,541)	$479	(31)%
Other expense, net	(744)	(2,816)	2,072	(74)	(59,129)	(7,722)	(51,407)	666

Other expense, net, decreased $2.1 million, from $2.8 million for the three months ended September 30, 2014 to $0.7 million for the three months ended September 30, 2015. The decrease was primarily due to a decrease of $1.6 million in charges related to the revaluation of our convertible preferred stock warrant liability as the liability is no longer outstanding subsequent to our IPO.

Other expense, net, increased $51.4 million, from $7.7 million for the nine months ended September 30, 2014 to $59.1 million for the nine months ended September 30, 2015. The increase was primarily due to an increase of $49.8 million in charges related to the revaluation of our convertible preferred stock warrant liability and a $1.6 million increase in foreign exchange loss.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(dollars in thousands)	2015	2014	$	%	2015	2014	$	%
Income tax expense (benefit)	$20,516	$(29,136)	$49,652	(170)%	$65,958	$(16,911)	$82,869	(490)%

Income tax expense increased $49.7 million, or 170%, from a benefit of $29.1 million for the three months ended September 30, 2014 to an expense of $20.5 million for the three months ended September 30, 2015. Our effective tax rate was 30.9% and (73.3)% for the three months ended September 30, 2015 and 2014, respectively. Income tax expense increased $82.9 million, or 490%, from a benefit of $16.9 million for the nine months ended September 30, 2014 to an expense of $66.0 million for the nine months ended September 30, 2015. Our effective tax rate was 37.2% and (22.4)% for the nine months ended September 30, 2015 and 2014, respectively. The increase in income tax expense and effective tax rate for the three and nine months ended September 30, 2015 was primarily due to increased earnings during these periods. The income tax benefit and effective tax rate for the three and nine months ended September 30, 2014 was due to a $51.3 million tax benefit related to the release of a valuation allowance on deferred tax assets for accruals, which includes the impact of costs incurred in 2013 in connection with the Fitbit Force recall, and tax credits from prior years, partially offset by income tax expense on earnings.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our preferred equity securities, and borrowings under our credit facilities. As of September 30, 2015, we had cash and cash equivalents of $462.3 million.

In June 2015, we completed our initial public offering of our Class A common stock. We received net proceeds of $420.9 million after deducting underwriting discounts and commissions of $26.9 million but before deducting offering expenses of approximately $5.1 million.

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

Credit Facilities

In August 2014, we entered into an amended and restated credit agreement, or Asset-Based Credit Facility, which allows us to borrow up to $180.0 million and a revolving credit and guarantee agreement, or Cash Flow Facility, which allows us to borrow up to $50.0 million. We intend to amend our credit facilities to increase the amounts available thereunder. For further information, see Notes 7 and 15 of the notes to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$125,480	$3,589
Investing activities	(141,428)	(15,575)
Financing activities	282,550	(5,814)
Net change in cash and cash equivalents	$266,602	$(17,800)

Cash Flows from Operating Activities

Net cash provided by operating activities of $125.5 million for the nine months ended September 30, 2015 was primarily due to net income of $111.5 million and non-cash adjustments of $60.3 million, partially offset by a decrease in net change in operating assets and liabilities of $46.3 million. Non-cash adjustments primarily consisted of the revaluation of the redeemable convertible preferred stock warrant liability of $56.6 million and stock-based compensation expense of $25.7 million, partially offset by deferred income taxes of $32.3 million. The decrease in net change in operating assets and liabilities was primarily due to a $165.2 million increase in inventories, and a $28.2 million decrease in income tax payable, partially offset by a $150.4 million increase in accounts payable, accrued liabilities, and other liabilities. Inventory levels and balances of accounts payable have increased to support demand for the new products announced in the fourth quarter of 2014.

Net cash provided by operating activities of $3.6 million for the nine months ended September 30, 2014 was primarily due to net income of $92.5 million, partially offset by a decrease in net change in operating assets and liabilities of $76.6 million and non-cash adjustments of $12.3 million. The decrease in net change in operating assets and liabilities was primarily due to a $51.9 million decrease in the Fitbit Force recall reserve, and a $14.3 million decrease in accounts payable, accrued liabilities and other liabilities. Non-cash adjustments primarily consisted of the revaluation of the redeemable convertible preferred stock warrant liability and depreciation expense.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 of $141.4 million was due to the purchases of marketable securities of $124.7 million, the cash portion of the acquisition of FitStar of $11.0 million, net of cash acquired, and purchases of property and equipment of $17.7 million, partially offset by the sale of marketable securities of $12.1 million.

Cash used in investing activities for the nine months ended September 30, 2014 of $15.6 million was due to $17.9 million used for purchases of property and equipment, partially offset by a $2.3 million increase in restricted cash related to our operating lease obligations.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 of $282.6 million was primarily related to proceeds from our initial public offering of $420.9 million, and net repayments of borrowings of $134.5 million under our credit facilities.

Cash used in financing activities for the nine months ended September 30, 2014 of $5.8 million was primarily related to net repayments of $3.3 million under our credit facilities.

Contractual Obligations and Other Commitments

The following table summarizes our non-cancelable contractual obligations as of September 30, 2015:

	Payments Due By Period
	Total	1 Year (Remaining 2015)	2-3 Years (2016 and 2017)	4-5 Years (2018 and 2019)	More than 5 Years (2020 and beyond)
	(in thousands)
Operating leases(1)	$122,678	$2,092	$31,101	$33,191	$56,294
Total	$122,678	$2,092	$31,101	$33,191	$56,294

(1)
We lease our facilities under long-term operating leases, which expire at various dates through 2024. The lease agreements frequently include provisions which require us to pay taxes, insurance, or maintenance costs.

Purchase orders or contracts for the purchase of certain goods and services are not included in the preceding table. The aggregate amount of purchase orders open as of September 30, 2015 was approximately $508.1 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, we may be liable to our suppliers and contract manufacturers for the cost of the unutilized component orders or components purchased by our contract manufactures.

The table above excludes the liability for uncertain tax positions of $15.3 million as of September 30, 2015, due to the uncertainty of when the related tax settlements will become due.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $462.3 million and $195.6 million, respectively, which consisted primarily of bank deposits, money market funds, U.S. government agencies, and corporate debt securities. Such interest-earning instruments carry a degree of interest rate risk. However, historical fluctuations of interest income have not been significant.

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

Foreign Currency Risk

To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our revenue, operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. We recognized net gains (losses) of $(0.7) million and $(1.2) million for the three months ended September 30, 2015 and 2014, respectively, and $(1.4) million and $(0.9) million for the nine months ended September 30, 2015 and 2014, respectively.

To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated revenue and expenses, we enter into foreign currency exchange forward and option contracts. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged. We had outstanding contracts with a total notional amount of $149.2 million and $27.2 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of September 30, 2015. We had outstanding balance sheet hedges with a total notional amount of $76.3 million as of September 30, 2015. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on transactions denominated in currencies other than respective functional currencies as of September 30, 2015, a hypothetical adverse change of 10% would have resulted in an adverse impact on income before income taxes of approximately $9.5 million for the nine months ended September 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 8, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements.

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

The connected health and fitness devices market is highly competitive, with companies offering a variety of competitive products and services. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. The connected health and fitness devices market has a multitude of participants, including specialized consumer electronics companies, such as Garmin, Jawbone, and Misfit, and traditional health and fitness companies, such as adidas and Under Armour. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, Microsoft, and Samsung. For example, Apple introduced the Apple Watch smartwatch in 2015, with broad-based functionalities, including some health and fitness tracking capabilities, and has sold a significant volume of its smartwatches since introduction. We may also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, ability to leverage app stores which they may operate, and greater financial, research and development, marketing, distribution, and other resources than we do. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

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

A large number of lawsuits, including multi-jurisdiction complex federal and state class action and personal injury claims, were filed against us relating to the Fitbit Force. These litigation matters have required significant attention of our management and resources and disrupted the ordinary course of our business operations. While we have settled all of the class action lawsuits, a number of personal injury claims remain outstanding. While we do not believe that these on-going legal proceedings relating to the Fitbit Force are material, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings and these actions or other third-party claims against us will result in the diversion of management time and attention from other aspects of our business and may cause us to incur substantial litigation or settlement costs.

In addition, the CPSC conducted an investigation into several of our products. Although the CPSC has not found a substantial product hazard, there can be no assurances that investigations will not be conducted or that product hazards or other defects will not be found in the future with respect to our products. The Fitbit Force product recall, regulatory proceedings, and litigation have had and may continue to have, and any future recalls, regulatory proceedings, and litigation could have an adverse impact on our financial condition, operating results, and brand. Furthermore, because of the global nature of our product sales, in the event we experience defects with respect to products sold outside the United States, we could become subject to recalls, regulatory proceedings, and litigation by foreign governmental agencies and private litigants, which could significantly increase the costs of managing any product issues. Any ongoing and future regulatory proceedings or litigation, regardless of their merits, could further divert management’s attention from our operations and result in substantial legal fees and other costs.

There have been reports that some users of the Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge have experienced skin irritations, which could result in additional negative publicity or otherwise harm our business. In addition, some of our users have filed personal injury lawsuits against us relating to the Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge products, which could divert management’s attention from our operations and result in substantial legal fees and other costs.

Due to the nature of some of our wearable devices, some users have had in the past and may in the future experience skin irritations or other biocompatibility issues not uncommon with jewelry or other wearable products that stay in contact with skin for extended periods of time. There have been reports of some users of Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge experiencing skin irritations. This negative publicity could harm sales of our products and also adversely affect our relationships with retailers that sell our products, including causing them to be reluctant to continue to sell our products. In addition, some of our users have filed personal injury lawsuits against us relating to the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge products. While we do not believe that these lawsuits are material, due to the inherent uncertainties of litigation we cannot accurately predict the ultimate outcome of any proceedings arising from such claims, and these actions or other third-party claims against us may result in the diversion of our management’s time and attention from other aspects of our business and may cause us to incur substantial litigation or settlement costs. If large numbers of users experience these problems, we could be subject to enforcement actions or the imposition of significant monetary fines, other penalties, or proceedings by the CPSC or other U.S. or foreign regulatory agencies and face additional personal injury or class action litigation, any of which could have a material adverse impact on our business, financial condition, and operating results.

We may not be able to sustain our revenue growth or profitability in the future.

Our recent revenue growth should not be considered indicative of our future performance. As we grow our business, we expect our revenue growth to slow in future periods due to a number of reasons, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, or the maturation of our business. Due to competitive pricing pressures, new product introductions by us or our competitors or other factors, the average selling price of our products and services may decrease. If we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

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

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, and changes in consumer demand. Costs for the raw materials used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials used to manufacture our products or in the cost of labor and other costs of doing business in the United States and internationally could have an adverse effect on, among other things, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

Our business is affected by seasonality.

Our business is affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue, reflecting our historical strength in sales during the holiday season. We generated approximately 43%, 40%, and 50% of our full year revenue during the fourth quarters of 2012, 2013, and 2014, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions.

Any material disruption of our information technology systems, such as the five-hour outage we experienced during the peak holiday season in December 2014, or those of third-party partners could materially damage user and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences.

We depend on our information technology systems, as well as those of third parties, to develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, and manage inventory and our supply chain. Any material disruption or slowdown of our systems or those of third parties whom we depend upon, including a disruption or slowdown caused by our failure to successfully manage significant increases in user volume or successfully upgrade our or their systems, system failures, or other causes, could cause outages or delays in our services, which could harm our brand and adversely affect our operating results. In addition, such disruption could cause information, including data related to orders, to be lost or delayed which could—especially if the disruption or slowdown occurred during the holiday season—result in delays in the delivery of products to stores and users or lost sales, which could reduce demand for our merchandise, harm our brand and reputation, and cause our revenue to decline. For example, during the peak holiday season in December 2014, we suffered an approximately five-hour outage of our information systems due to high levels of platform usage, which rendered us unable to process and support new users signing onto our platform during that time. If changes in technology cause our information systems, or those of third parties whom we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, we could lose users and our business and operating results could be adversely affected.

We collect, store, process, and use personal information and other customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business.

We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. Our users’ health and fitness-related data and other highly personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, and biometric information such as heart rates, sleeping patterns, GPS-based location, and activity patterns. Due to the volume and sensitivity of the personal information and data we manage and the nature of our products, the security features of our platform and information systems are critical. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to or acquire sensitive user data. If we or our third-party service providers, business partners, or third-party apps with which our users choose to share their Fitbit data were to experience a breach of systems compromising our users’ sensitive data, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Our users may also accidentally disclose or lose control of their passwords, creating the perception that our systems are not secure against third-party access. Additionally, if third-party service providers that host user data on our behalf experience security breaches or violate applicable laws, agreements, or our policies, such events may also put our users’ information at risk and could in turn have an adverse effect on our business. While we maintain insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a security breach.

Our success depends on our ability to maintain our brand. If events occur that damage our brand, our business and financial results may be harmed.

Our success depends on our ability to maintain the value of the “Fitbit” brand. The “Fitbit” name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products and services, and our ability to successfully secure, maintain, and defend our rights to use the “Fitbit” mark and other trademarks important to our brand. Our brand could be harmed if we fail to achieve these objectives or if our public image or brand were to be tarnished by negative publicity. For example, there has been media coverage of some of the users of our products reporting skin irritation, as well as personal injury lawsuits filed against us relating to the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge products. We also believe that our reputation and brand may be harmed if we fail to maintain a consistently high level of customer service. In addition, we believe the popularity of the “Fitbit” brand makes it a target for counterfeiting or imitation, with third parties attempting to sell counterfeit products that attempt to replicate our products. Any occurrence of counterfeiting, imitation or confusion with our brand could adversely affect our reputation, place negative pricing pressure on our products, reduce sales of our products, and impair the value of our brand. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to successfully maintain, promote, and position our brand and protect our reputation or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

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

We primarily sell our products through retailers and distributors and depend on these third-parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and point of purchase, or POP, displays in their stores, and training their sales personnel to sell our products. If our retailers and distributors are not successful in selling our products or overestimate demand for our products, our revenue would decrease and we could experience lower gross margin due to product returns or price protection claims. Our retailers also often offer products and services of our competitors in their stores. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors our ability to sell our products and services could be adversely affected and our business may be harmed.

In 2014 and for the nine months ended September 30, 2015, our five largest retailers and distributors accounted for approximately 49% and 53% of our revenue, respectively. Of these retailers and distributors, Wynit Distribution, Best Buy, and Amazon.com accounted for approximately 13%, 12%, and 11% of our revenue for 2014, respectively, and approximately 15%, 12%, and 12% of our revenue for the nine months ended September 30, 2015, respectively. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

Some of our retailers and distributors have experienced financial difficulties in the past. The insolvency, credit problems, or other financial difficulties confronting our retailers and distributors could expose us to financial risk. In addition, if the credit capacity of any retailers or distributors and accounts receivable balances increase, we may be subject to additional financial risk. Financial difficulties of our retailers and distributors could impede their effectiveness and also expose us to risks if they are unable to pay for the products they purchase from us. The difficulties of retailers and distributors may also lead to price cuts of our products and adverse effects on our brand and operating results. Any reduction in sales by our current retailers or distributors, loss of large resellers or distributors, or decrease in revenue from our retailers or distributors could adversely affect our revenue, operating results, and financial condition.

We have recently begun to spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost-effective.

We have recently begun to spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new users and increase awareness of our products and services. In 2014 and for the nine months ended September 30, 2015, advertising expenses were $71.9 million and $119.5 million, respectively, representing approximately 10% and 10% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 222 as of December 31, 2013 to 905 as of September 30, 2015, and we expect headcount growth to continue for the foreseeable future. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we are currently involved in litigation with Aliphcom, Inc. d/b/a Jawbone, or Jawbone and its subsidiaries, which is described in Note 8, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements.

We intend to vigorously defend and prosecute these litigation matters and, based on our review, we believe we have valid defenses and claims with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results, and prospects. In addition, litigation can involve significant management time and attention and can be expensive, regardless of outcome. During the course of these litigation matters, there may be announcements of the results of hearings and motions, and other interim developments related to the litigation matters. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

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

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation.

Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally leads us to raise international pricing, potentially reducing demand for our products. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the strengthening of the U.S. dollar, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing, incur losses on our foreign currency derivative instruments, and incur increased operating expenses, thereby limiting any benefit. Additionally, strengthening of foreign currencies may also increase our cost of product components denominated in those currencies, thus adversely affecting gross margins.

We use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

Our inability to effectively control the sales of our products on the gray market could adversely affect our business, operating results, and financial condition.

From time to time, our products may be diverted from our authorized retailers and distributors and sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our channel partners compete with often heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. In addition, our inability to control gray market activities could result in user satisfaction issues, which may have a negative impact on our brand. When products are purchased outside our authorized retailers and distributors, there is a risk that our customers are buying substandard products, including products that may have been altered, mishandled, or damaged, or used products represented as new.

To date, we have derived substantially all of our revenue from sales of our connected health and fitness devices, and sales of our subscription-based premium services have historically accounted for less than 1% of our revenue.

To date, substantially all of our revenue has been derived from sales of our connected health and fitness devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of 2012, 2013, 2014, and the three and nine months ended September 30, 2014 and 2015, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. Our inability to successfully sell and market our premium services could deprive us of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our connected health and fitness devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

Our business is subject to a variety of U.S. and foreign laws and regulations that are continuously evolving, including those related to privacy, data security, and data protection due to our collection, processing, and use of personal information and other user data, such as the E.U. Data Protection Directive, which covers the transfer of personal data from the European Union to the United States.

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

We have certified that we comply with the U.S.-E.U. Safe Harbor Framework as developed by the U.S. Department of Commerce, which has historically provided a method for U.S. companies operating within the European Union to transfer personal data from citizens of E.U. member countries to the United States in a way that is consistent with the E.U. Data Protection Directive. However, the Court of Justice of the European Union recently declared the U.S.-E.U. Safe Harbor Framework invalid. Accordingly, we will need to develop alternative solutions to ensure that data transfers from the E.U. to the U.S. provide adequate protections to comply with the E.U. Data Protection Directive. If we fail to develop such alternative data transfer solutions, one or more national data protection authorities in the European Union could bring enforcement actions seeking to prohibit or suspend our data transfers to the U.S. and we could also face additional legal liability, fines, negative publicity, and resulting loss of business.

Certain health-related laws and regulations such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, may have an impact on our business. For example, we recently announced that we intend to offer HIPAA compliant capabilities to certain customers of our corporate wellness offerings who are “covered entities” under HIPAA, which may include our execution of Business Associate Agreements with such covered entities. In addition, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information, or PHI, under HIPAA and HITECH. If we are unable to comply with the applicable privacy and security requirements under HIPAA and HITECH, or we fail to comply with Business Associate Agreements that we enter into with covered entities, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.

Governments are continuing to focus on privacy and data security and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users’ data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures and systems to comply with the current requirements of applicable state, federal and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

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

The global nature of our business operations also create various domestic and foreign regulatory challenges and subject us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, and our products are also subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. If we become liable under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits, regulatory proceedings, and legislative proposals could harm our brand or otherwise impact the growth of our business. Any costs incurred as a result of compliance or other liabilities under these laws or regulations could harm our business and operating results.

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

We have entered into many international markets in a relatively short time and may enter into additional markets in the future. Outside of the United States, we currently have operations in Australia and a number of countries in Asia and Europe. There are significant costs and risks inherent in conducting business in international markets, including:

•	establishing and maintaining effective controls at foreign locations and the associated increased costs;

•	adapting our technologies, products, and services to non-U.S. consumers’ preferences and customs;

•	variations in margins by geography;

•	increased competition from local providers of similar products;

•	longer sales or collection cycles in some countries;

•	compliance with foreign laws and regulations;

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

Recent or future changes to the U.S. and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly-owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, scope of our international operations, and intercompany arrangements with and amongst the subsidiaries within the company group. Our direct and indirect subsidiaries are subject to complex transfer pricing tax regulations administered by taxing authorities in various jurisdictions. Changes in the tax laws applicable to our international business activities, including the laws of the U.S. and other jurisdictions, may increase our worldwide effective tax rate, and may adversely affect our financial position, and operating results.

In addition, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, or by changes in the valuation of our deferred tax assets and liabilities. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions.

We are subject to review and audit by U.S. and other tax authorities. If any tax authority disagrees with any position we have taken, our tax liabilities and operating results may be adversely affected.

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

As part of our business strategy, we may make investments in other companies, products, or technologies. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. For example, we acquired FitStar in March 2015 and we may fail to successfully integrate FitStar into our company.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

Prior to our initial public offering we were a private company and were not required to test our internal controls on a systematic basis. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of (1) the year following our first annual report required to be filed with the SEC or (2) the date we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” on December 31, 2015, and therefore, pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act, we will be required to evaluate and determine the effectiveness, provide a management report and be subject to attestation of our internal control over financial reporting, beginning with our annual report for the fiscal year ending December 31, 2016. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our Class A common stock.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventories, product warranty reserves, the Fitbit Force recall, accounting for derivative financial instruments, business combinations, accounting for income taxes, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

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

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our credit agreements, could result in an event of default under the credit agreements, which would give our lenders the right to terminate their commitments to provide additional loans under the credit agreements and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against all of our assets, including our intellectual property, as collateral. Failure to comply with the covenants or other restrictions in the credit agreements could result in a default. If the debt under our credit agreements was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock. We intend to replace these credit facilities as further described in Note 15 in the notes to our condensed consolidated financial statements.

We are exposed to fluctuations in the market values of our investments.

Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, changes in interest rates, or other factors. As a result, the value and liquidity of our cash, cash equivalents, and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on its cash, cash equivalents, and marketable securities, future fluctuations in their value could result in a significant realized loss, which could materially adversely affect our financial condition and operating results.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2015, after which date we will no longer be an “emerging growth company.” We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $29.50 to $51.90, through September 30, 2015. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.

The market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Sales of substantial amounts of our Class A common stock in the public markets, including when the “lock-up” or “market standoff” period ends, or the perception that they might occur, could cause the market price of our Class A common stock to decline.

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

In addition, as of September 30, 2015, we had options outstanding that, if fully exercised, would result in the issuance of 0.3 million shares of Class A common stock and 48.3 million shares of Class B common stock. We also had RSUs outstanding as of September 30, 2015 that may be settled for 1.6 million shares of Class A common stock and 0.5 million shares of Class B common stock. All of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to existing lock-up or market standoff agreements and applicable vesting requirements.

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

Our Class B common stock has ten votes per share, and our Class A common stock, has one vote per share. As of September 30, 2015, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, hold a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

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

Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

•
provide that our board of directors will be classified into three classes of directors with staggered three-year terms at such time as the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of our common stock;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

On June 17, 2015, the SEC declared our registration statement on Form S-1 (File No. 333-203941) for our initial public offering effective.

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

FITBIT, INC.

Date:	November 2, 2015	/s/ WILLIAM ZERELLA
William Zerella
Chief Financial Officer (Principal Financial and Accounting Officer)