Form 10-K
period 2015-12-31
FITBIT INC
filed 2016-02-29
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

(Mark one)	☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission file number: 001-37444
____________________________________________
FITBIT, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware (State or other jurisdiction of incorporation or organization)		20-8920744 (I.R.S. Employer Identification No.)
405 Howard Street San Francisco, California 94105 (Address of principal executive offices) (Zip Code) (415) 513-1000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Class A Common Stock, par value $0.0001		Name of each exchange on which registered New York Stock Exchange LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the registrant's Class A common stock on June 30, 2015, as reported on the New York Stock Exchange, was approximately $3.0 billion.

As of February 19, 2016, there were 137,971,036 shares of the registrant’s Class A common stock outstanding and 78,035,345 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

Fitbit, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2015

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	competitors and competition in our markets;

•	our expectation to derive the substantial majority of our revenue from sales of devices;

•	releasing and shipping new products and services, and the timing thereof;

•	trends in revenue, costs of revenue and gross margin;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	trends in our quarterly operating results and other operating metrics;

•	the effect of seasonality on our results of operations;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months;

•	the impact of foreign currency exchange rates;

•	legal proceedings and the impact of such proceedings;

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	expansion of our distribution channels; our reliance on third-party suppliers, contract manufacturers (particularly Flextronics) and logistics providers and our limited control over such parties;

•	our ability to successfully build relationships with employers and wellness providers, enhance our corporate wellness offerings and our expectations around the growth of the corporate wellness market;

•	our ability to expand our brand awareness;

•	our ability to develop new products and services or improve our existing products and services;

•	our business strategy to make investments in other companies, products and technologies;

•	our belief that the active user and registered device user metrics are indicators of the potential size of our community;

•	our ability to attract and retain users and increase the level of engagement of our users;

•	growing our sales of subscription-based services;

•	our ability to attract and retain highly skilled employees; and

•	general market, political, economic and business conditions.

PART I

Item 1. Business

Our Mission

Fitbit helps people lead healthier, more active lives by empowering them with data, inspiration, and guidance to reach their goals.

Overview

Fitbit is transforming the way millions of people around the world achieve their health and fitness goals. The Fitbit platform combines connected health and fitness devices with software and services, including an online dashboard and mobile apps, data analytics, motivational and social tools, personalized insights, and virtual coaching through customized fitness plans and interactive workouts. Our platform helps people become more active, exercise more, sleep better, eat smarter, and manage their weight. Fitbit appeals to a large, mainstream health and fitness market by addressing these key needs with advanced technology embedded in simple-to-use products and services. We pioneered the connected health and fitness market starting in 2007, and since then, we have grown into a leading global health and fitness brand.

The core of our platform is our family of eight wearable connected health and fitness trackers. These wrist-based and “clippable” devices automatically track users’ daily steps, calories burned, distance traveled, and active minutes and display real-time feedback to encourage them to become more active in their daily lives. Most of our trackers also measure floors climbed, sleep duration and quality, and our more advanced products track heart rate and GPS-based information such as speed, distance, and exercise routes. Several of our devices also feature deeper integration with smartphones, such as the ability to receive call and text notifications and control music. In addition, we offer a Wi-Fi connected scale that records weight, body fat, and BMI. We dedicate significant resources to developing proprietary sensors, algorithms, and software to ensure that our products have highly accurate measurements, insightful analytics, compact sizes, durability, and long battery lives. We are able to enhance the functionality and features of our connected devices through wireless updates.

Our platform also includes our online dashboard and mobile apps, which wirelessly and automatically sync with our devices. Our platform allows our users to see trends and achievements, access motivational tools such as virtual badges and real-time progress notifications, and connect, support, and compete with friends and family. Our direct connection with our users enables us to provide personalized insights, premium services, and information about new products and services. Premium services include virtual coaching through customized fitness plans and interactive video-based exercise experiences on mobile devices and computers. In addition, we extend the value of our platform through our open API, which enables third-party developers to create health and fitness apps that interact with our platform. Through our open platform and our large community of users, we have established a growing ecosystem that includes thousands of third-party health and fitness apps that connect with our products and enhance the Fitbit experience.

Our platform enables all types of people to get fit their own way, whatever their interests and goals. Our users range from people interested in improving their health and fitness through everyday activities to endurance athletes seeking to maximize their performance. To address this range of needs, we design our devices, apps, and services to be easy to use so that they fit seamlessly into peoples’ daily lives or activities. Our users can sync their Fitbit devices with, and view their dashboard on, their computers and over 200 mobile devices, including iOS, Android, and Windows Phone products. This broad compatibility, combined with our market-leading position, has enabled us to attract what we believe is the largest community of connected health and fitness device users. The size of our user community increases the likelihood that our users will be able to find and engage with friends and family, creating positive network effects that reinforce our growth. In addition, data from our large community enables us to enhance our product features, provide improved insights, and offer more valuable guidance for our users.

The Fitbit Platform

Our leading connected health and fitness platform is designed to enable our users to improve their health and fitness by:

•
Tracking activities through our connected health and fitness devices. We empower users to live healthier, more active lifestyles by both tracking the information that matters most to them and providing them with real-time feedback. Our connected health and fitness devices span multiple styles, form factors, and price points, addressing the needs of everyone—from people simply looking to get fit by increasing their activity levels to endurance athletes seeking to maximize their performance. Our devices, which include wrist-based and clippable fitness trackers and our Wi-Fi connected scale, feature proprietary and advanced sensor technologies and algorithms, high accuracy of measures, and long battery lives. In addition, the ease of use and small, lightweight, and durable designs of our devices help them fit effortlessly into our users’ lifestyles.

•
Learning through our online dashboard and mobile apps. We offer our users a personalized online dashboard and mobile apps that sync automatically with, and display data from, our connected health and fitness devices. We provide our users with a wide range of information and analytics, such as charts and graphs of their progress and the ability to log caloric intake. Both our online dashboard and mobile apps are free and work with all of our connected health and fitness devices. Our internally-developed software is regularly updated and enhanced, increasing the utility of our health and fitness platform.

•
Staying motivated through social features, notifications, challenges, and virtual badges. Our products help millions of users achieve their goals both individually and within the community that they choose. On an individual level, we motivate users by delivering real-time feedback, including notifications, leaderboard and challenge updates, and virtual badges. Our platform also offers users social features that allow them to receive and provide support and engage in friendly competition. Users can securely share some or all of their health and fitness information on an opt-in basis with friends, family, and other parties and compete against each other on key statistics through leaderboards and daily or multi-day fitness challenges. In addition, users can choose to share their data with thousands of third-party apps and through social networks on an opt-in basis. As users create more connections on our network, they often benefit from higher levels of fitness activity and overall value from our platform.

•
Improving health and fitness through goal-setting, personalized insights, premium services, and virtual coaching. Our primary goal is to help our users improve their health and fitness. We believe our platform assists users in changing their daily behavior, such as eating healthier foods or going for a run or walking more to reach a goal or win a challenge. We empower our users to set their own health and fitness goals and track their progress towards these goals. We also offer premium services on a subscription basis that provide personalized insights and virtual coaching through customized fitness plans and interactive video-based exercise experiences on mobile devices and computers. Our premium services feature in-depth data analysis and personalized reports, as well as benchmarking against peers.

Our Competitive Strengths

We believe the following strengths will allow us to maintain and extend our leadership position:

•
Leading market position and global brand. Our singular focus on building a connected health and fitness platform, coupled with our leading market share, has led to our brand becoming synonymous with the connected health and fitness category.

•
Broad range of connected health and fitness devices. We believe everyone’s approach to fitness is different, so we offer our users a range of connected health and fitness devices spanning multiple styles, form factors, and price points to allow people to find the devices that fit their lifestyles and goals. In addition to our wrist-based and clippable wearable health and fitness devices, we also offer a Wi-Fi connected scale that tracks weight, body fat, and BMI. We believe the breadth of our connected health and fitness devices provides us with a competitive advantage over our competitors, which often have a more limited line of products.

•
Advanced, purpose-built hardware and software technologies. Our connected health and fitness devices leverage industry-standard technologies, such as Bluetooth low energy, as well as proprietary technologies, such as our PurePulse continuous heart rate tracking, and our algorithms that more accurately measure and analyze user health and fitness metrics. We devote significant resources to ensure that our devices effortlessly fit into our users’ lifestyles. For example, we design our small, lightweight, durable, and fashionable products to be optimized for power efficiency, which enables automatic wireless data syncing without compromising battery life. We place a similarly strong emphasis on our online dashboard and mobile apps to provide users with visualization of their progress and personalized guidance. Our highly-scalable cloud infrastructure enables millions of users around the world to engage with our platform in real-time.

•
Broad mobile compatibility and open API. Our broad mobile compatibility and open API enable a large and growing health and fitness ecosystem that provides additional value to our existing users and extends our reach to potential new users. Our users can sync their Fitbit devices with, and view their online dashboard on, their computers and over 200 mobile devices, including iOS, Android, and Windows Phone products. This broad compatibility, combined with our market-leading position, has enabled us to build what we believe is the largest community of connected health and fitness device users. Additionally, we enable seamless integration with thousands of apps across iOS, Android, and Windows Phone through our open API, which allows our users to share data with third-party apps on an opt-in basis.

•
Broad and differentiated go-to-market strategy. We have developed a broad go-to-market strategy that reaches individuals regardless of where they shop. We sell our products in over 50,000 retail stores and in 63 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We believe the breadth and depth of our established selling channels and prominent presence in retail stores are unmatched in the connected health and fitness category and would be difficult for a competitor to replicate.

•
Large and growing community and powerful network effects. We believe the size of our community of users makes it more likely that users can connect with friends and family and attracts many new users to our platform. Each of our users add value to our platform by making progress towards their goals and syncing their data with our platform, which we leverage to provide better insights for our users. As our community of users continues to grow, we will develop a deeper understanding of our users and expect to deliver additional value to them through more detailed insights and analysis. We believe the growth and scale of our user community allows users to become not only more engaged with personalized and relevant content, but also less likely to leave a community in which many of their friends and family are active members.

•
Direct relationship and continuous communication with our users. The connectivity of our devices allows us to better understand our users’ health and fitness goals. This connectivity also allows us to communicate the most relevant analysis, features, advice, and content to our users throughout the day with our online dashboard, mobile apps, emails, and notifications. We also utilize these communication channels to help our users become aware of our new products and services.

Our Users

We aim to empower all people to improve their health and fitness, whatever their lifestyle or goals. Our community of users generally falls into three fitness levels and we design and market our products to them accordingly:

Everyday users represent our largest group of users. These users are looking to incorporate more activity into their daily routines as the primary means to improve their overall fitness through everyday activities, such as walking more or taking the stairs instead of the elevator. They are most interested in receiving feedback on daily activity measures such as steps, distance, calories burned, and active minutes. We primarily market the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, and Fitbit Alta to Everyday users.

Active users exercise regularly to reach their fitness goals through activities such as running, using cardio equipment, and playing sports recreationally. As a result, these users are often interested in monitoring exercise intensity through heart rate tracking in addition to activity tracking. We primarily market the Fitbit Charge HR and Fitbit Blaze to Active users.

Performance users train regularly to improve their performance and achieve their personal bests. These users participate in endurance sports and fitness activities with higher intensity and longer duration, such as interval or distance running and cycling, and thrive on personal improvement and competition. Accordingly, these users are interested in GPS tracking of speed, distance, and exercise routes, in addition to heart rate and daily activity tracking. We primarily market the Fitbit Surge to Performance users.

What Our Connected Health and Fitness Devices Track

With each successive product offering, we have expanded the features and accuracy of our products and now track the following measures:

•	Steps. The cornerstone of our initial product offering, our trackers use accelerometers and proprietary algorithms that count the number of steps taken throughout their day.

•
Calories burned. Our users can estimate the amount of calories burned throughout the day based on several methods depending on the tracker. We believe our more advanced devices that use our PurePulse heart rate tracking technology provide a more accurate estimate of calorie burn than non-PurePulse based products.

•
Distance traveled. Our users can track the distance they have traveled throughout the day as a function of the number of steps they have taken throughout the day or through built-in GPS, depending upon the tracker.

•
Heart rate. On trackers that are outfitted with our proprietary PurePulse technology, our users are able to automatically and continuously track their heart rate during everyday activity and exercise. Our PurePulse technology uses wrist-based optical LEDs, which measures heart rate using light reflection. We believe our PurePulse technology makes heart rate relevant as a means to more accurately measure calorie burn, maintain intensity during exercise, and train more effectively by using heart rate zones. Additionally, our heart rate tracking technology can conveniently provide our users with their resting heart rate, which is a widely used indicator of cardiovascular fitness and conditioning.

•
Floors climbed. Using a built-in altimeter sensor, our users are able to track flights of stairs climbed, which encourages users to take the stairs instead of using an escalator or elevator. Floors climbed are tracked by all trackers except Fitbit Zip and Fitbit Alta.

•
Sleep duration and quality. Users can track their sleep duration and quality on all trackers, except Fitbit Zip, including restless and awake episodes throughout the night. Most trackers allow users to track this data automatically.

•	Active minutes. Our trackers detect the number of minutes our users are more active.

•
GPS-based tracking. Our Fitbit Surge allows our users to track their speed, distance, and exercise routes using the GPS capability integrated into the device during activities such as running, cycling, hiking, and walking. For those without Fitbit Surge, our mobile apps provide GPS tracking using the phone’s GPS capability. Fitbit Blaze allows users to connect to their smartphones’ GPS capabilities.

•
SmartTrack. SmartTrack automatically recognizes continuous movement when users wear Fitbit Alta, Fitbit Charge HR, Fitbit Blaze, or Fitbit Surge. It identifies the type of activity and records it in the Fitbit app along with an exercise summary, including duration, calories burned and heart rate stats. SmartTrack is capable of identifying a wide variety of activities, including elliptical, outdoor biking, running, walking, and general categories of aerobic workouts and sports.

•
Weight, body fat, and BMI. Our Aria Wi-Fi connected scale allows users to track weight, BMI, lean mass, and body fat percentage separately and privately for up to eight users, helping individuals to track progress towards and achieve their body composition goals.

•
Caloric intake. Through our mobile apps, we provide a database with more than 300,000 specific food items that can be searched and tracked. Users can log food consumption and set calorie budgets based on their caloric intake and daily activity to achieve a desired weight goal.

Our Devices

We believe everyone’s approach to fitness is different, so we have created products with a wide variety of styles, sizes, features, and price points.

Fitbit Zip is our entry-level wireless activity tracker for Everyday users that allows them to track the most important daily activity statistics such as steps, distance, calories burned, and active minutes. As a clippable tracker, Fitbit Zip can be worn discreetly in a pocket or on a belt. We offer the Fitbit Zip in five colors with a replaceable watch battery that lasts up to six months. Fitbit Zip has a U.S. MSRP of $59.95.

Fitbit One is a more advanced clippable wireless tracker for Everyday users that tracks floors climbed and sleep in addition to daily steps, distance, calories burned, and active minutes. Fitbit One also has a silent alarm that gently vibrates to wake users at a desired time. Fitbit One is available in two colors and offers a rechargeable battery that lasts ten to fourteen days. Fitbit One has a U.S. MSRP of $99.95.

Fitbit Flex is our first wristband-style tracker, with a sleek and stylish design intended for Everyday users. Fitbit Flex tracks steps, distance, calories burned, active minutes, and sleep. Fitbit Flex also has a silent alarm. Fitbit Flex features LED lights to show users’ progress towards their primary daily goal. We also offer users the ability to change wristbands for different colors to match their mood or personal style. Fitbit Flex is available in ten colors and its rechargeable battery lasts up to five days. Fitbit Flex has a U.S. MSRP of $99.95.

Fitbit Charge is our activity and sleep wristband for Everyday users that we began selling in October 2014. It tracks steps, distance, calories burned, active minutes, floors climbed, and sleep. Fitbit Charge features a bright OLED display that shows users’ daily activity and time of day, as well as incoming caller ID notifications when the device is paired with the user’s phone. Fitbit Charge tracks sleep automatically and offers a silent wake alarm. Fitbit Charge is available in four colors and three sizes and is powered by a rechargeable battery that lasts seven to ten days. Fitbit Charge has a U.S. MSRP of $129.95.

Fitbit Alta is our slim, sleek, and customizable wristband for Everyday users that we announced in February 2016. Fitbit Alta offers call, text, and calendar notifications when paired with the user’s phone and SmartTrack automatic exercise recognition. It also features reminders to move throughout the day. It measures daily activities such as steps, distance, calories burned, active minutes, and automatically tracks sleep at night. Fitbit Alta can be personalized with interchangeable accessory bands and features a vibrant OLED display. Fitbit Alta is available in four colors and three sizes, and uses a rechargeable battery that lasts up to five days. Fitbit Alta has a U.S. MSRP of $129.95.

Fitbit Charge HR is a wireless heart rate and activity wristband for Active users that we began selling in December 2014. Fitbit Charge HR offers all the features available on the Fitbit Charge and also includes our proprietary PurePulse heart rate tracking technology and SmartTrack automatic exercise recognition. Fitbit Charge HR is available in five colors and two sizes, and uses a rechargeable battery that lasts up to five days. Fitbit Charge HR has a U.S. MSRP of $149.95.

Fitbit Blaze is our smart fitness watch for Active users that we announced in January 2016. It combines features of a smartwatch, heart rate tracker, and activity tracker. It includes features such as FitStar on-screen workouts, connected GPS through a user’s smartphone’s GPS, PurePulse heart rate tracking, and SmartTrack automatic exercise recognition. It provides multi-sport functionality, tracks outdoor cycling activity, provides run cues, includes a stop watch and timer, and is also designed with advanced smartwatch features, including text and call notifications and music control. Like our other trackers, it measures daily activities such as steps, distance, calories burned, floors climbed, and active minutes and automatically tracks sleep at night. Fitbit Blaze also features a slim design, easily interchangeable bands and frames, and a color touchscreen. Fitbit Blaze is available in three colors and three sizes, and uses a rechargeable battery that lasts up to five days. Fitbit Blaze has a U.S. MSRP of $199.95.

Fitbit Surge is our fitness “super watch” for Performance users that we began selling in December 2014. It combines features of a GPS watch, heart rate tracker, activity tracker, and smartwatch. On its touch screen LCD display, Fitbit Surge displays real-time statistics from its built-in GPS tracker such as speed, distance, and exercise routes. Fitbit Surge incorporates our PurePulse heart rate technology and SmartTrack automatic exercise recognition. It provides multi-sport functionality, tracks outdoor cycling activity, provides run cues, includes a stop watch and timer, and is also designed with advanced smartwatch features, including text and call notifications and music control. Like our other trackers, it measures daily activities such as steps, distance, calories burned, floors climbed, and active minutes and automatically tracks sleep at night. Fitbit Surge is available in three colors and three sizes and incorporates a rechargeable battery that lasts up to seven days. Fitbit Surge has a U.S. MRSP of $249.95.

Aria is our Wi-Fi connected scale that tracks weight, body fat percentage, and BMI. Aria identifies users and shows their weight and body fat percentage on its easy-to-read display. The device recognizes up to eight individual users separately and privately. Aria is available in two colors and runs on standard AA batteries. Aria has a U.S. MSRP of $129.95.

Fitbit Accessories include bands and frames for Fitbit Blaze, bands for Fitbit Alta, colored bands for Fitbit Flex, colored clips for Fitbit One and Fitbit Zip, device charging cables, wireless sync dongles, band clasps, sleep bands, and Fitbit apparel. In addition, our partner Tory Burch offers a pendant and wristband accessory collection for Fitbit Flex and we have announced a Tory Burch accessory collection for Fitbit Alta. These accessories are offered at U.S. MSRPs ranging from $4.95 to $195.00.

Our Interactive Experience

Fitbit online dashboard and mobile apps. We offer our users a personalized online dashboard and mobile apps that sync automatically with, and display real-time data from, our connected health and fitness devices. Through these offerings, we provide users with charts and graphs of their progress, deeper analysis of their activities, and the ability to log caloric intake. Additionally, we motivate users through real-time feedback including notifications, leaderboard and challenge updates, and virtual badges. Our platform also offers users social features, such as leaderboards and challenges, that allow users to receive and provide support and engage in friendly competition. Our online dashboard and mobile apps are available for free through the iOS App Store, Google Play, Windows Store, and on Fitbit.com.

Fitbit Premium is our premium membership that serves as a 24/7 virtual personal trainer delivered to users through any web browser. The program features personalized and dynamic 12 week fitness plans to gradually increase activity levels. It also includes personalized reports and analysis of weekly data accompanied by recommended health and fitness targets and comparisons against peer benchmarks for weight, activity, and sleep. Fitbit Premium is offered on a subscription basis for U.S. $49.99 per year.

FitStar. In March 2015, we acquired FitStar, a provider of interactive video-based exercise experiences on mobile devices and computers that utilize proprietary algorithms to adjust and customize workouts for individual users based on data gathered during their workouts. Through our FitStar offerings, we provide exercise programs through personal trainer and yoga apps that continuously adjust to our users based on feedback throughout the workout. FitStar is offered monthly for U.S. $7.99 or on an annual subscription basis for U.S. $39.99 per year.

Compatibility and Wireless Syncing

In order to reach the widest set of users and facilitate a strong social experience on our platform, we focus on ensuring that our devices are compatible with a broad range of mobile devices and operating systems.

Currently, our users can sync their Fitbit devices with, and use their online dashboard on, over 200 mobile devices including iOS, Android, and Windows Phone operating systems. Additionally, our users can access their online dashboard through a web browser on any smartphone, tablet, PC, or Mac.

Our connected health and fitness trackers wirelessly sync with our online dashboard and mobile apps through Bluetooth low energy technology. This power efficient technology enables our devices to sync with our mobile apps automatically, allowing us to provide users with real-time feedback and notifications. For syncing our fitness trackers with computers, we include a Bluetooth low energy wireless sync dongle with each fitness tracker that plugs into any computer’s USB port. Our Aria Wi-Fi connected scale syncs data wirelessly and automatically with users’ computers through their home Wi-Fi network. The combination of our cross-platform compatibility and wireless syncing capabilities provides our users with a seamless connected health and fitness experience in the market and differentiates us from our competitors, which may only sync to a single mobile operating system, such as iOS, or to a more limited number of Android mobile devices, or not to computers at all.

Our Commitment to Privacy

We take privacy seriously and offer our users high levels of privacy and security. We are committed to respecting our users’ privacy, letting our users decide how their information is used and shared, and keeping their data safe.

We have developed our data collection and use practices in accordance with the Fair Information Practice Principles, more commonly known as FIPPs. We are committed to the following privacy principles as outlined in our privacy policy:

•	Limited Collection. We only collect data that is useful to improving our products, services, and user experience.

•	Transparent and Easy to Understand Policies. We are transparent about our data practices and explain them in clear language.

•	No Unexpected Uses. We never sell user data or use it other than as described in our privacy policy.

•
Clear Notice and Consent. We only share personally identifiable data with third parties, including employers, when our users consent to the sharing and under the limited circumstances outlined in our privacy policy where users’ personally identifiable data can be shared without specific consent, such as our receipt of search warrants or subpoenas from law enforcement agencies or in response to a validly issued legal process in a civil litigation matter. We do not currently share information such as heart rate data or geolocation data with employers under our corporate wellness offerings and do not intend to share such data in the future without specific user consent.

•	Prioritize Security. We take the security of our users’ data seriously. We use a combination of technical and administrative security controls to maintain the security of user data.

Our platform enables users to share information from Fitbit on an opt-in basis with friends, family, and other parties. Users may link their Fitbit accounts to third-party apps, send status updates on social networks, such as Facebook and Twitter, or share certain data with employers as part of a corporate wellness program. We allow our users to revoke their consent to share data with third parties at any time using their Fitbit account settings. If users choose to share their data with a third party, the data is governed by the privacy policy of the third party.

Research and Development

We are passionate about developing innovative products and services that empower our users to reach their health and fitness goals. We believe our future success depends on our ability to develop new products and features that expand the versatility and performance of our existing platform and we plan to continue to invest significant resources to enhance performance, functionality, and convenience and style for our users.

Our global research and development team supports the design and development of our connected health and fitness devices, proprietary sensors, firmware, data algorithms, and online dashboard and mobile apps. The team is comprised of dedicated research employees, electrical engineers, mechanical engineers, firmware engineers, site operations engineers, and mobile app developers. Our research and development team is primarily based at our headquarters in San Francisco, California as well as several other worldwide locations.

Our research and development expenses were $150.0 million, $54.2 million, and $27.9 million, for 2015, 2014, and 2013, respectively.

Manufacturing, Logistics and Fulfillment

We outsource the manufacturing of our products to several contract manufacturers, including Flextronics which is our primary contract manufacturer. These contract manufacturers produce our products in their facilities located in Asia. The components used in our products are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us and located worldwide. Our operations employees coordinate our relationships with our contract manufacturers and component suppliers. We believe that using outsourced manufacturing enables greater scale and flexibility at lower costs than establishing our own manufacturing facilities. We evaluate on an ongoing basis our current contract manufacturers and component suppliers, including, whether or not to utilize new or alternative contract manufacturers or component suppliers.

Under our agreement with Flextronics, Flextronics manufactures certain of our products using design specifications, quality assurance programs, and standards that we establish. We pay for and own all tooling and other equipment specifically required to manufacture our products and have purchase commitments based on our purchase orders and demand forecasts for certain amounts of finished goods, works-in-progress, and components purchased in order to support such purchase orders and forecasts. The agreement has an initial term of one-year that ends in March 2016, and automatically renews for successive one-year terms unless either party provides at least 90 days prior written notice. We expect for the agreement to be renewed in March 2016 for a one-year term. We may terminate for convenience upon providing at least 90 days prior written notice and Flextronics may terminate for convenience upon providing at least 180 days prior written notice.

We work with third-party fulfillment partners that deliver our products from multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility.

Sales Channels and Customers

We sell our products through three primary channels:

Retail channel. We offer our products in over 50,000 retail stores and in 63 countries. We focus on building close relationships with our retailers, working with them to merchandise our products in a compelling manner both in-store and on their e-Commerce sites, promote our products through their marketing efforts, and educate their sales forces about our products.

•	Consumer electronics and specialty retailers. Our products are sold by retailers with a large domestic and international presence such as Best Buy.

•	e-Commerce retailers. Our products are sold on Amazon.com, in addition to e-Commerce sites of our retailers.

•	Mass merchant, department store, and club retailers. Our products are sold by large retailers, including Costco, Macy’s, and Walmart.

•	Sporting goods and outdoors retailers. Our products are sold by sporting goods and outdoors retailers, including Dick’s Sporting Goods, REI, and The Sports Authority.

•	Wireless carriers. Our products are sold by wireless carriers, including AT&T, Sprint, and Verizon.

Consumer direct channel. We sell our full line of products directly to consumers in the United States and other countries through our online store at Fitbit.com. We drive consumers to our website through online and offline advertising as well as marketing promotions.

Corporate wellness channel. We offer products and services to employers looking to enhance their employee wellness programs. We sell our corporate wellness offering directly to employers or through partners, such as wellness program providers and insurance companies. Through our corporate wellness offering employers can purchase our products at quantity discounts for their employees. We also offer a range of other services to maximize wellness program success, such as easy employee onboarding, an engaging employee leaderboard, real-time group reporting for company administrators, and employee insight into progress towards program goals. We can also integrate with our partners’ existing wellness programs.

Marketing and Advertising

Our marketing and advertising programs are focused on building global brand awareness, increasing product adoption, and driving sales. Our marketing and advertising efforts target a wide range of consumers and leverage traditional advertising methods (including television, cinema, and print magazines), sponsorships and public relations, digital marketing, channel marketing, and endorsements by professional athletes and celebrities.

Our in-store merchandising strategy focuses on our point of purchase, or POP displays. We provide retailers with freestanding, in-line, and endcap POP displays of varying sizes. These displays communicate our marketing messages, present our products and their features and, in many cases, allow consumers to try on our devices and view an interactive app that enables them to learn more about our products.

Intellectual Property

Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We rely upon a combination of patent, copyright, trade secret, and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

As the leader in the fast-growing market for connected health and fitness devices, we have developed a significant patent portfolio to protect certain elements of our proprietary technology. As of December 31, 2015, we had 128 issued patents and 151 patent applications pending in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, as of December 31, 2015, we had an international trademark portfolio comprised of 108 registered trademarks and 96 trademark applications pending in 70 countries.

Competition

The market for connected health and fitness devices is both evolving and competitive. The connected health and fitness devices category has a multitude of participants including specialized consumer electronics companies such as Garmin, Jawbone, and Misfit, traditional health and fitness companies such as adidas and Under Armour, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, Microsoft, and Samsung. For example, Apple introduced the Apple Watch smartwatch in 2015, with broad-based functionalities, including some health and fitness tracking capabilities, and has sold a significant volume of its smartwatches since introduction. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

The principal competitive factors in our market include:

•	brand awareness and focus;

•	breadth of product offerings;

•	battery life, sensor technology, and tracking features;

•	online and mobile app experience;

•	strength of sales and marketing efforts; and

•	distribution strategy.

We believe we compete favorably with our competitors on the basis of these factors as a result of our leading market position and global brand, advanced and proprietary sensor technologies, software-driven online dashboard and mobile apps, our motivational and social tools, and our premium software offerings. By offering a broad range of products spanning styles and affordable price points and cross-platform compatibility, we empower a wide range of individuals with different fitness routines and goals that are difficult for other competitors to address. Moreover, our singular focus on building a connected health and fitness platform, coupled with a leading market share, has led to our brand becoming synonymous with the connected health and fitness category. This singular focus on health and fitness has driven us to dedicate significant resources to developing proprietary sensors, algorithms, and software to ensure that our products, which are specifically oriented towards health and fitness, have accurate measurements, insightful analytics, compact sizes, durability, and long battery lives. We believe this singular focus allows us to compete favorably with companies that have introduced or have announced plans to introduce devices with broad-based functionalities, including health and fitness tracking capabilities, which are not necessarily optimized for health and fitness usage. Furthermore, our platform and open API have together enabled us to establish a large and growing health and fitness ecosystem that not only provides additional value to our existing users, but also extends our reach to potential new users. This broad compatibility, combined with our market-leading position, has enabled us to attract what we believe is the largest community of connected health and fitness device users, making it more likely that users can connect with friends and family and creating positive network effects that reinforce our growth.

Employees

As of December 31, 2015, we had 1,101 global employees. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in March 2007 as Healthy Metrics Research, Inc. We changed our name to Fitbit, Inc. in October 2007. We completed our initial public offering in June 2015 and our Class A common stock is listed on The New York Stock Exchange under the symbol “FIT.” Our principal executive offices are located at 405 Howard Street, San Francisco, California 94105, and our telephone number is (415) 513-1000. Our website address is www.fitbit.com and our investor relations website address is http://investor.fitbit.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Fitbit, the Fitbit logo, FitStar, Fitbit Zip, Fitbit Alta, Fitbit Blaze, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, Fitbit Surge, Aria, PurePulse, SmartTrack, and our other registered or common law trade names, trademarks, or service marks appearing in this Annual Report on Form 10-K are our intellectual property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners.

Through a link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K,

Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act. All such filings are available free of charge. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all reports that we file or furnish with the SEC electronically.

Item 1A. Risk Factors

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occurs, the trading price of our Class A common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business

We operate in a highly competitive market. If we do not compete effectively, our prospects, operating results, and financial condition could be adversely affected.

The connected health and fitness devices market is highly competitive, with companies offering a variety of competitive products and services. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. The connected health and fitness devices market has a multitude of participants, including specialized consumer electronics companies, such as Garmin, Jawbone, and Misfit, traditional health and fitness companies, such as adidas and Under Armour, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, Microsoft, and Samsung. For example, Apple introduced the Apple Watch smartwatch in 2015, with broad-based functionalities, including some health and fitness tracking capabilities, and has sold a significant volume of its smartwatches since introduction. We may also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, ability to leverage app stores which they may operate, and greater financial, research and development, marketing, distribution, and other resources than we do. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

If we are unable to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of connected health and fitness devices or away from these types of products and services altogether, and our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. In addition, our newer products and services that have additional features or new product designs, such as the Fitbit Charge, Fitbit Charge HR, Fitbit Surge, Fitbit Alta, and Fitbit Blaze may have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our connected health and fitness devices, which could result in decreased sales of our products and services and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

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

Failure to detect, prevent, or fix defects could result in a variety of consequences including greater number of returns of products than expected from users and retailers, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. We generally provide a 45-day right of return for purchases through Fitbit.com and a 12-month warranty on all of our products, except in the European Union, where we provide a two-year warranty on all of our products. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. As of December 31, 2015, our reserves for warranty claims were $40.2 million, or 2% of our revenue for 2015. Moreover, we offer limited stock rotation rights and price protection to our distributors. If we experience greater returns from retailers or users in excess of our reserves, our business and operating results could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also affect our brand and decrease demand for our products and services, and adversely affect our operating results and financial condition.

There have been reports that some users of the Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge have experienced skin irritations, which could result in additional negative publicity or otherwise harm our business. In addition, some of our users have filed personal injury lawsuits against us relating to the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge products, which could divert management’s attention from our operations and result in substantial legal fees and other costs.

Due to the nature of some of our wearable devices, some users have had in the past and may in the future experience skin irritations or other biocompatibility issues not uncommon with jewelry or other wearable products that stay in contact with skin for extended periods of time. There have been reports of some users of Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge experiencing skin irritations. This negative publicity could harm sales of our products and also adversely affect our relationships with retailers that sell our products, including causing them to be reluctant to continue to sell our products. In addition, some of our users have filed personal injury lawsuits against us relating to the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge products. While we do not believe that these lawsuits are material, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any proceedings arising from such claims, and these actions or other third-party claims against us may result in the diversion of our management’s time and attention from other aspects of our business and may cause us to incur substantial litigation or settlement costs. If large numbers of users experience these problems, we could be subject to enforcement actions or the imposition of significant monetary fines, other penalties, or proceedings by the CPSC or other U.S. or foreign regulatory agencies and face additional personal injury or class action litigation, any of which could have a material adverse impact on our business, financial condition, and operating results.

We have in the past, and may in the future, be subject to claims and lawsuits alleging that our products fail to provide accurate measurements and data to our users.

Our products are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, and heart rate and GPS-based information such as speed, distance, and exercise routes. From time to time, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity, and, in some cases, have required us to expend time and resources to defend litigation. For example, in the first quarter of 2016, class action lawsuits were filed against us based upon claims that the PurePulse heart rate monitoring technology in the Fitbit Charge HR and Fitbit Surge do not consistently and accurately record users’ heart rates. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

We may not be able to sustain our revenue growth or profitability in the future.

Our recent revenue growth should not be considered indicative of our future performance. As we grow our business, we expect our revenue growth to slow in future periods due to a number of reasons, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, or the maturation of our business. Due to competitive pricing pressures, new product introductions by us or our competitors, or other factors, the average selling price of our products and services may decrease. If we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

While we achieved profitability in 2014 and 2015, we have not consistently achieved profitability on a quarterly or annual basis. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our research and development and sales and marketing, expand our operations and infrastructure both domestically and internationally, develop new products and services, and enhance our existing products and services. In addition, we expect to incur additional significant legal, accounting, and other expenses in connection with operating as a public company. If our revenue does not increase to offset these increases in our operating expenses, we may not be profitable in future periods.

Our operating margins may decline as a result of increasing product costs and operating expenses.

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

In addition, we expect expenses to increase substantially in the near term, particularly as we make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, develop new products and services, and enhance our existing products and services. In addition, we expect to incur additional significant legal, accounting, and other expenses in connection with operating as a public company. If our revenue does not increase to offset these increases in our operating expenses, our operating results and financial condition may be harmed.

Our business is affected by seasonality.

Our business is affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue, reflecting our historical strength in sales during the holiday season. We generated approximately 38%, 50%, and 40% of our full year revenue during the fourth quarters of 2015, 2014, and 2013, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions.

Any material disruption of our information technology systems, or those of third-party partners and data center providers could materially damage user and business partner relationships, and subject us to significant reputational, financial, legal, and operational consequences.

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

In addition, our products may be diverted from our authorized retailers and distributors and sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our channel partners compete with often heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. In addition, our inability to control gray market activities could result in user satisfaction issues, which may have a negative impact on our brand. When products are purchased outside our authorized retailers and distributors, there is a risk that our customers are buying substandard products, including products that may have been altered, mishandled, or damaged, or used products represented as new.

Any occurrence of counterfeiting, imitation, or confusion with our brand could adversely affect our reputation, place negative pricing pressure on our products, reduce sales of our products, and impair the value of our brand. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to successfully maintain, promote, and position our brand and protect our reputation or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

The failure to effectively manage the introduction of new or enhanced products may adversely affect our operating results.

We must successfully manage introductions of new or enhanced products. Introductions of new or enhanced products could adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches. Furthermore, we may experience greater returns from retailers or users of existing products or retailers may be granted stock rotation rights and price protection. Moreover, consumers may decide to purchase new or enhanced products instead of existing products. This could lead to excess inventory and discounting of our existing products. In addition, we have historically incurred higher levels of sales and marketing expenses accompanying each product introduction. Accordingly, if we fail to effectively manage introductions of new or enhanced products, our operating results could be harmed.

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

We use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. In addition, our counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting counterparties to major financial institutions and by spreading the risk across several major financial institutions.

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

In March 2014, we recalled one of our products, the Fitbit Force, after some of our users experienced allergic reactions to adhesives in the wristband. These reactions included skin irritation, rashes, and blistering. The recall had a negative impact on our operating results, primarily in our fourth quarter of 2013 and the first quarter of 2014. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fitbit Force Product Recall” in this Annual Report on Form 10-K for additional information regarding the financial impact of the recall on our historical operating results. We have provided and are continuing to provide full refunds to consumers who return the Fitbit Force. If returns of the Fitbit Force or other costs related to the recall are higher than anticipated, we will be required to increase our reserves related to the recall which would negatively impact our operating results in the future.

The recall is being conducted in conjunction with the CPSC, which has been monitoring recall effectiveness and compliance. In addition to the financial impacts discussed elsewhere in this Annual Report on Form 10-K, this recall requires us to collect a significant amount of information for the CPSC, which takes significant time and internal and external resources.

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

In 2015, our five largest retailers and distributors accounted for approximately 55% of our revenue, respectively. Of these retailers and distributors, Wynit Distribution, Best Buy, and Amazon.com accounted for approximately 15%, 14%, and 14% of our revenue for 2015, respectively. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

We have recently begun to spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new users and increase awareness of our products and services. In 2015, advertising expenses were $237.0 million, representing approximately 13% of our revenue. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 222 as of December 31, 2013, to 469 as of December 31, 2014 to 1,101 as of December 31, 2015, and we expect headcount growth to continue for the foreseeable future. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we are currently involved in litigation with Aliphcom, Inc. d/b/a Jawbone, or Jawbone and its subsidiaries, which is described in Note 8, “Commitments and Contingencies” in the notes to our consolidated financial statements.

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

Our active user metric only represents the potential size and growth of our engaged user community, and our registered device user metric only represents the number of users who have historically used our devices or paid for a subscription to our services. Therefore, you should not rely on these metrics as indicators of future retention of users, continual user engagement, future payments by users or other revenue opportunities.

Our active user metric tracks the number of users who have an active Fitbit Premium or FitStar subscription, who paired a tracker or Aria scale to a Fitbit account, or who logged at least 100 steps or took a weight measurement within three months of the measurement date. Our registered device user metric tracks the number of users who have historically either paid for a Fitbit Premium or FitStar subscription or paired a tracker or Aria scale to a Fitbit account. The user is counted only once on the first day of becoming a registered device user.

The active user metric and registered device user metric do not provide information regarding the individual users that no longer pay us, or how frequently users engage with our platform or pay us. These metrics also do not take into account the extent to which inactive users are offset by new active users or how long a user remains active or paying. Given the recent rapid growth of the number of users on our platform, it may be difficult to discern whether the growth in active users is the result of retaining existing users or adding new users onto our platform.

The active user metric and registered device user metric only represent the potential size or growth of our user community and is not necessarily an indicator of the actual size and growth of our user community. Therefore, you should not rely on our active user metric or our registered device user metric as indicators of the level of retention of individual users in the future, continual user engagement or future payments by users, nor the potential size and growth of our user community as an indicator for other revenue opportunities, such as subscription-based premium services and our corporate wellness offerings. See the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Active Users” for additional information.

To date, we have derived substantially all of our revenue from sales of our connected health and fitness devices, and sales of our subscription-based premium services have historically accounted for less than 1% of our revenue.

To date, substantially all of our revenue has been derived from sales of our connected health and fitness devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of 2015, 2014, and 2013, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. Our inability to successfully sell and market our premium services could deprive us of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our connected health and fitness devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

Our failure to comply with U.S. and foreign laws related to privacy, data security, and data protection, such as the E.U. Data Protection Directive which covers the transfer of personal data from the European Union to the United States, could adversely affect our financial condition, operating results, and our brand.

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.

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

We have certified that we comply with the U.S.-E.U. Safe Harbor Framework as developed by the U.S. Department of Commerce, which has historically provided a method for U.S. companies operating within the European Union to transfer personal data from citizens of E.U. member countries to the United States in a way that is consistent with the E.U. Data Protection Directive. However, the Court of Justice of the European Union recently declared the U.S.-E.U. Safe Harbor Framework invalid. The United States and the European Commission recently agreed to a new framework for transatlantic data flows called the “EU-U.S Privacy Shield.” The text of the new framework has not been released and it will require additional approvals by regulators in Europe and/

or the United States before becoming effective. We will need to assess the specific requirements of the Privacy Shield to determine whether we can comply with the new framework. If we are unable to comply with the EU-U.S. Privacy Shield, or if the Privacy Shield does not become effective, we will need to develop alternative solutions to ensure that data transfers from the E.U. to the U.S. provide adequate protections to comply with the E.U. Data Protection Directive. If we fail to develop such alternative data transfer solutions, one or more national data protection authorities in the European Union could bring enforcement actions seeking to prohibit or suspend our data transfers to the U.S. and we could also face additional legal liability, fines, negative publicity, and resulting loss of business.

Certain health-related laws and regulations such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, may have an impact on our business. For example, in September 2015 we announced that we intend to offer HIPAA compliant capabilities to certain customers of our corporate wellness offerings who are “covered entities” under HIPAA, which may include our execution of Business Associate Agreements with such covered entities. In addition, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information, or PHI, under HIPAA and HITECH. If we are unable to comply with the applicable privacy and security requirements under HIPAA and HITECH, or we fail to comply with Business Associate Agreements that we enter into with covered entities, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.

Governments are continuing to focus on privacy and data security and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users’ data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

Our business and products are subject to a variety of additional U.S. and foreign laws and regulations that are central to our business; our failure to comply with these laws and regulations could harm our business or our operating results.

We are or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations regarding consumer protection, advertising, electronic commerce, intellectual property, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to attract or retain highly skilled employees. Furthermore, there can be no assurances that the number of shares reserved for issuance under our equity incentive plans will be sufficient to grant equity awards adequate to recruit new employees and to compensate existing employees. Additionally, we have a number of current employees whose equity ownership in our company gives them a substantial amount of personal wealth. Likewise, we have a number of current employees whose equity awards are fully vested and are entitled to receive substantial amounts of our capital stock. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decisions about whether or not they continue to work for us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, lawsuits, including class actions and individual lawsuits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, and other matters. The number and significance of these disputes and inquiries have increased as our company has grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity.

The outcome and impact of such claims, lawsuits, government investigations, and proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, criminal sanctions, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could harm our business.

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

The Aria scale is regulated as a medical device by the FDA and corresponding state regulatory agencies, and we may have future products that are regulated as medical devices by the FDA. The medical device industry in the United States is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Before we can market or sell a new regulated product or make a significant modification to an existing medical device in the United States, we must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. We received a pre-market clearance for the Aria scale in June 2014. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from generating revenue from these products. Medical devices, including the Aria scale, are also subject to numerous ongoing compliance requirements under the regulations of the FDA and corresponding state regulatory agencies, which can be costly and time consuming. For example, under FDA regulations medical device manufacturers are required to, among other things, (i) establish a quality system to help ensure that their products consistently meet applicable requirements and specifications, (ii) establish and maintain procedures for receiving, reviewing, and evaluating complaints, (iii) establish and maintain a corrective and preventive action procedure, (iv) report certain device-related adverse events and product problems to the FDA, and (v) report to the FDA the removal or correction of a distributed product. If we experience any product problems requiring reporting to the FDA or if we otherwise fail to comply with applicable FDA regulations or the regulations of corresponding state regulatory agencies, with respect to the Aria scale or future regulated products, we could jeopardize our ability to sell our products and could be subject to enforcement actions such as fines, civil penalties, injunctions, recalls of products, delays in the introduction of products into the market, and refusal of the FDA or other regulators to grant future clearances or approvals, which could harm our reputation, business, operating results, and financial condition.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We will be required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ended December 31, 2016. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

We ceased to be an “emerging growth company” on December 31, 2015, and therefore, pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act, we will be required to evaluate and determine the effectiveness, provide a management report and be subject to attestation by our independent registered public accounting firm of our internal control over financial reporting, beginning with our annual report for the fiscal year ending December 31, 2016. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our Class A common stock.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventories, product warranty reserves, the Fitbit Force recall, accounting for derivative financial instruments, business combinations, accounting for income taxes, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

Our revolving credit facility provides our lenders with first-priority liens against substantially all of our assets, excluding our intellectual property, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

In December 2015, we amended and restated our existing revolving credit facility and revolving credit and guarantee agreement into one senior credit facility. Our credit agreement restricts our ability to, among other things:

•	use our accounts receivable, inventory, trademarks, and most of our other assets as security in other borrowings or transactions;

•	incur additional indebtedness;

•	sell certain assets;

•	guarantee certain obligations of third parties;

•	declare dividends or make certain distributions; and

•	undergo a merger or consolidation or other transactions.

Our credit agreement also prohibits us from exceeding a consolidated fixed charge coverage ratio and require us to maintain a minimum liquidity reserve. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control.

Our failure to comply with the covenants or payment requirements, or the occurrence of other events specified in our credit agreement, could result in an event of default under the credit agreement, which would give our lenders the right to terminate their commitments to provide additional loans under the credit agreement and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, we have granted our lenders first-priority liens against all of our assets, excluding our intellectual property, as collateral. Failure to comply with the covenants or other restrictions in the credit agreement could result in a default. If the debt under our credit agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $12.90 to $51.90 through February 19, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation. Any securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

As of December 31, 2015, there were 214.8 million shares of Class A and Class B common stock outstanding. All lock-up restrictions entered into by security holders in connection with our initial public offering and follow-on offering have expired as of the date of this Annual Report on Form 10-K, and all shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of December 31, 2015, we had options outstanding that, if fully exercised, would result in the issuance of 0.3 million shares of Class A common stock and 44.1 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of December 31, 2015 that may be settled for 2.8 million shares of Class A common stock and 0.5 million shares of Class B common stock. All of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

In addition, certain holders of our capital stock have rights, subject to some conditions, to require us to file registration statements for the public resale of their shares or to include such shares in registration statements that we may file for us or other stockholders.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2015, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. In addition, our credit facility contains restrictions on our ability to pay dividends.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a global company with our corporate headquarters located in San Francisco, California. Our headquarters facilities in San Francisco comprise approximately 255,628 square feet of space pursuant to several leases that expire at various dates through July 2024. Our corporate headquarters serve as the principal facilities for our administrative, sales, marketing, product development, and customer support groups. We also lease additional office space in San Francisco and around the world for various product development, operational and support purposes. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable and commercially reasonable terms.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 8, “Commitments and Contingencies,” in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “FIT” since June 18, 2015. Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our Class A common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal Year 2015
Second Quarter (from June 18, 2015)	$40.45	$29.50
Third Quarter	$51.90	$30.51
Fourth Quarter	$41.97	$26.46

Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2015, we had 52 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2015, we had 72 holders of record of our Class B common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the terms of our credit facility contains restrictions on our ability to declare and pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Stock Performance Graph

The following graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the Nasdaq Composite Index. The period shown commences on June 18, 2015 and ends on December 31, 2015, the end of our last fiscal year.  The graph assumes $100 was invested at the close of market on June 28, 2015 in our Class A common stock, the S&P 500 Index and the Nasdaq Composite Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

This performance graph shall not be deemed incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds

On June 17, 2015, the SEC declared our registration statement on Form S-1 (File No. 333-203941) for our initial public offering effective. On November 12, 2015, the SEC declared our registration statement on Form S-1 (File No. 333-207753) for our follow-on offering effective.

There has been no material change in the planned use of proceeds from our initial public offering or our follow-on offering as described in our final prospectuses filed with the SEC on June 18, 2015 and November 13, 2015, respectively, pursuant to Rule 424(b)(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

We derived the selected consolidated statements of operations data for 2015, 2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	As of or For the Year Ended December 31,
	2015(1)	2014(1)	2013(1)	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,857,998	$745,433	$271,087	$76,373	$14,454
Cost of revenue(2)	956,935	387,776	210,836	49,733	9,222
Gross profit	901,063	357,657	60,251	26,640	5,232
Operating expenses:
Research and development(2)	150,035	54,167	27,873	16,210	6,133
Sales and marketing(2)	332,741	112,005	26,847	10,237	1,868
General and administrative(2)	77,793	33,556	14,485	3,968	1,544
Change in contingent consideration	(7,704)	—	—	—	—
Total operating expenses	552,865	199,728	69,205	30,415	9,545
Operating income (loss)	348,198	157,929	(8,954)	(3,775)	(4,313)
Interest expense, net	(1,019)	(2,222)	(1,082)	(176)	(15)
Other income (expense), net	(59,230)	(15,934)	(3,649)	26	15
Income (loss) before income taxes	287,949	139,773	(13,685)	(3,925)	(4,313)
Income tax expense	112,272	7,996	37,937	291	4
Net income (loss)	$175,677	$131,777	$(51,622)	$(4,216)	$(4,317)
Net income (loss) per share attributable to common stockholders(3):
Basic	$0.88	$0.70	$(1.32)	$(0.11)	$(0.12)
Diluted	$0.75	$0.63	$(1.32)	$(0.11)	$(0.12)
Other Data:
Devices sold(4)	21,355	10,904	4,476	1,279	208
Active users(5)	16,903	6,700	2,570	558
Registered device users(5)	29,033	11,068	3,534
Adjusted EBITDA(6)	$389,879	$191,042	$79,049	$(2,401)	$(4,023)

(1)
In March 2014, we recalled the Fitbit Force. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fitbit Force Product Recall” for additional information. The recall, which primarily affected our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015 and had the following effect on our income (loss) before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reduction of revenue	$—	$(8,112)	$(30,607)
Incremental (benefit to) cost of revenue	(5,755)	11,339	51,205
Impact on gross profit	(5,755)	(19,451)	(81,812)
Incremental general and administrative expenses (benefit)	(4,416)	3,389	2,838
Impact on income (loss) before income taxes	$10,171	$(22,840)	$(84,650)

See note 6 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of the portion of these expenses (benefits) that were recorded through the Force Recall reserve.

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$4,739	$890	$37	$15	$8
Research and development	18,251	2,350	288	62	27
Sales and marketing	7,419	1,295	204	29	—
General and administrative	10,615	2,269	91	26	25
Total	$41,024	$6,804	$620	$132	$60

(3)
See notes 3 and 13 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net income (loss) per share attributable to common stockholders, basic and diluted.

(4)	See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Devices Sold” for more information.

(5)
We believe that the active user and registered device user metrics are indicators of the potential size of our community, but currently we do not believe that these have a direct effect on our revenue and operating results. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for more information.

(6)
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “—Adjusted EBITDA” for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$664,478	$195,626	$81,728	$13,148	$14,788
Working capital(1)	847,157	101,860	14,457	17,477	15,073
Total assets	1,519,066	633,051	230,774	51,699	22,139
Total long-term debt	—	132,589	10,710	8,439	739
Retained earnings (accumulated deficit)	242,919	67,242	(64,535)	(12,913)	(8,697)
Total stockholders’ equity (deficit)	981,451	75,262	(63,466)	(12,707)	(8,627)

(1)
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We early adopted this accounting standard retrospectively in the fourth quarter of 2015 and reclassified all our current deferred tax assets to noncurrent deferred tax assets on our consolidated balance sheets for all periods presented.

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider adjusted EBITDA, which is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similarly-titled measures presented by other companies.

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of the Fitbit Force recall, stock-based compensation expense, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, depreciation and intangible assets amortization, change in contingent consideration, interest expense, net, and income tax expense.

We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe that adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude in adjusted EBITDA. In particular, the exclusion of the effect of the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fitbit Force Product Recall” in this Annual Report on Form 10-K and certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making.

Adjusted EBITDA is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income (loss), which is the nearest U.S. GAAP equivalent of adjusted EBITDA. Some of these limitations are:

•	adjusted EBITDA excludes the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015;

•
adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;

•
adjusted EBITDA excludes the revaluation of our redeemable convertible preferred stock warrant liability, which was a historically recurring non-cash charge prior to our initial public offering, but will not recur in the periods following the completion of our initial public offering;

•
adjusted EBITDA excludes depreciation and intangible assets amortization expense and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA excludes change in contingent consideration, a non-recurring benefit received for the reversal of a contingent liability incurred in connection with the acquisition of FitStar;

•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;

•	adjusted EBITDA does not reflect income tax payments that reduce cash available to us; and

•
the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results.

Because of these limitations, adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income (loss)	$175,677	$131,777	$(51,622)	$(4,216)	$(4,317)
Impact of Fitbit Force recall	(10,171)	22,840	84,650	—	—
Stock-based compensation expense	41,024	6,804	620	132	60
Revaluation of redeemable convertible preferred stock warrant liability	56,655	13,272	3,370	37	13
Depreciation and amortization	21,107	6,131	3,012	1,179	202
Change in contingent consideration	(7,704)	—	—	—	—
Interest expense, net	1,019	2,222	1,082	176	15
Income tax expense	112,272	7,996	37,937	291	4
Adjusted EBITDA	$389,879	$191,042	$79,049	$(2,401)	$(4,023)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed above in the section titled “Risk Factors” included elsewhere in this Report.

Overview

Our mission is to help people lead healthier, more active lives by empowering them with data, inspiration, and guidance to reach their goals.

Fitbit is transforming the way millions of people around the world achieve their health and fitness goals. The Fitbit platform combines connected health and fitness devices with software and services, including an online dashboard and mobile apps, data analytics, motivational and social tools, personalized insights, and virtual coaching through customized fitness plans and interactive workouts. Our platform helps people become more active, exercise more, sleep better, eat smarter, and manage their weight. Fitbit appeals to a large, mainstream health and fitness market by addressing these key needs with advanced technology embedded in simple-to-use products and services. We pioneered the connected health and fitness market starting in 2007, and since then, we have grown into a leading global health and fitness brand.

The core of our platform is our family of eight wearable connected health and fitness trackers. These wrist-based and “clippable” devices automatically track users’ daily steps, calories burned, distance traveled, and active minutes and display real-time feedback to encourage them to become more active in their daily lives. Most of our trackers also measure floors climbed, sleep duration and quality, and our more advanced products track heart rate and GPS-based information such as speed, distance, and exercise routes. Several of our devices also feature deeper integration with smartphones, such as the ability to receive call and text notifications and control music. In addition, we offer a Wi-Fi connected scale that records weight, body fat, and BMI. We are able to enhance the functionality and features of our connected devices through wireless updates. Our platform also includes our online dashboard and mobile apps, which wirelessly and automatically sync with our devices. Our platform allows our users to see trends and achievements, access motivational tools such as virtual badges and real-time progress notifications, and connect, support, and compete with friends and family. We intend to continue to significantly invest in research and development in order to enhance our products and services.

We design our products primarily in California and outsource the production of our devices to contract manufacturers, which are responsible for procuring most of the components used in the manufacturing of our products from third-party suppliers. We also outsource packaging and fulfillment to third-party logistics providers around the world.

We generate substantially all of our revenue from sales of our connected health and fitness devices. We sell our products in over 50,000 retail stores and in 63 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We seek to build global brand awareness, increase product adoption, and drive sales through our sales and marketing efforts. We intend to continue to significantly invest in these sales and marketing efforts in the future.

Our growth will depend in part on the adoption and sale of our products and services in international markets. In recent periods, we have experienced significant growth in international sales. In 2015, 26% of our revenue, based on ship-to destinations, was from sales outside of the United States. We believe international markets represent a significant growth opportunity for us. We intend to expand sales of our products and services in new and existing international markets by expanding our distribution channels through select retailers and strategic partnerships. We also intend to continue to invest across all geographic regions in sales and marketing efforts, including increasing our global advertising efforts, and in infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our international expansion efforts have resulted and will continue to result in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

We have grown significantly since our inception. The following are financial highlights for 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue	$1,857,998	$745,433	$271,087
Net income (loss)	$175,677	$131,777	$(51,622)
Adjusted EBITDA	$389,879	$191,042	$79,049
Devices sold	21,355	10,904	4,476

See the section titled “Selected Financial Data—Adjusted EBITDA” in this Annual Report on Form 10-K for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss). See the section titled “—Key Business Metrics” in this Annual Report on Form 10-K for additional information regarding devices sold.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of or For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Devices sold	21,355	10,904	4,476
Active users	16,903	6,700	2,570
Registered device users	29,033	11,068	3,534
Adjusted EBITDA	$389,879	$191,042	$79,049

Devices Sold

Devices sold represents the number of connected health and fitness devices that are sold during a period, net of expected returns and provisions for the Fitbit Force recall. Devices sold does not include sales of accessories. Growth rates between devices sold and revenue are not necessarily correlated because our revenue is affected by other variables, such as the types of products sold during the period, the introduction of new product offerings that have different U.S. MSRPs, and sales of accessories and premium services.

Active Users

We define an active user as a registered Fitbit user who, within the three months prior to the date of measurement, has (a) an active Fitbit Premium or FitStar subscription, (b) paired a health and fitness tracker or Aria scale with his or her Fitbit account, or (c) logged at least 100 steps with a health and fitness tracker or a weight measurement using an Aria scale. The number of active users is based on subscription and device activity associated with each Fitbit user account and, accordingly, a user with multiple devices synced to his or her Fitbit account is counted as only one active user regardless of the number of devices that such user syncs to the account. The number of active users excludes users who have downloaded our mobile apps without purchasing any of our connected health and fitness devices and users who have downloaded free versions of FitStar but are not subscribers to its paid premium offerings.

We believe that the active user metric is an indicator of the size and growth of our community, but currently we do not believe that it has a direct effect on our revenue and operating results since substantially all of our revenue to date has been derived from sales of our connected health and fitness devices. The active user metric is not necessarily an indicator of the actual size and future growth of our user community, who we believe to be the most likely to purchase additional products and services on our platform, such as our subscription-based premium services. Accordingly, the active user metric only represents the potential size or growth of our engaged user community. The active user metric is not a measure of the levels of continuous engagement of our individual users over periods of time and does not track the number of individual users that have become inactive on our platform in a period. Instead, the active user metric, as of any given measurement date, represents an aggregate of both existing and new users who have met the definition of an “active user” on one occasion during the previous three months, whether that user became newly active or was an existing active user from a prior period. Accordingly, this metric does not take into account the extent to which inactive users are offset by new active users or how long an individual user remains active. Given the recent rapid growth of the number of users on our platform, it may be difficult to discern whether the growth in active users is the result of retaining existing users or adding new users onto our platform.

Therefore, you should not rely on our active user metric as an indicator of the level of user retention of individual users in the future, continual user engagement or of future payments, nor the potential size and growth of our user community as an indicator for other revenue opportunities, such as subscription-based premium services and our corporate wellness offerings.

Registered Device Users

A user becomes a registered device user on the first day the user: (a) becomes a paid subscriber of Fitbit Premium, (b) becomes a paid subscriber to FitStar or (c) uses a health and fitness tracker or Aria scale with his or her Fitbit account. The user is counted only once on the first day of becoming a registered device user. The number of registered device users excludes users who have only downloaded our mobile apps without pairing a health and fitness tracker or Aria scale and users who have only downloaded free versions of FitStar but are not subscribers to its paid premium offerings.

We believe that the registered device user metric is an indicator of the potential size and growth of our paid user community but is not necessarily an indicator of the actual size and future growth of our paid user community. The registered device user metric only reflects users that have historically used our devices or paid for a subscription to our services and it is not necessarily an indicator of future payments by users. The registered device user metric also does not provide information regarding the individual users that no longer pay us, how frequently users pay us, or how long a user remains paying. Furthermore, the registered device user metric is not a measure of the levels of continuous engagement of our individual users over periods of time and does not track the number of individual users that have become inactive on our platform in a period.

Therefore, you should not rely on our registered device user metric as an indicator of the level of retention of individual users in the future, continual user engagement, future payment by users, nor the potential size and growth of our user community as an indicator for other revenue opportunities, such as subscription-based premium services and our corporate wellness offerings.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of the Fitbit Force recall, stock-based compensation expense, the revaluation of our redeemable convertible preferred stock warrant liability, depreciation and intangible assets amortization, change in contingent consideration, interest expense and income tax expense. See the section titled “Selected Financial Data—Adjusted EBITDA” in this Annual Report on Form 10-K for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).

Factors Affecting Our Future Performance

Product Introductions

To date, product introductions have had a significant, positive impact on our operating results due primarily to increases in revenue associated with sales of the new products in the quarters following their introduction. Since the beginning of 2013, we have released six new connected health and fitness devices, including the Fitbit Charge, Fitbit Charge HR, and Fitbit Surge, which were released in the fourth quarter of 2014 and were the primary drivers of our revenue growth in 2015. We announced Fitbit Blaze in January 2016 and Fitbit Alta in February 2016. We expect that the impact of these new product introductions on our revenue will lessen over time and we cannot assure that they will have a similarly positive impact in 2016. Furthermore, new product introductions could also adversely impact the sales of our existing products to retailers and users. New products may also have higher costs associated with them, as was the case for new products introduced in the fourth quarter of 2014, which could adversely affect our margins. In addition, we have incurred higher levels of sales and marketing expenses accompanying each product introduction. In the future, we intend to continue to release new products and enhance our existing products, and we expect that our operating results will be impacted by these releases.

International Expansion

Our products are sold in 63 countries, and we have experienced significant growth in international sales in recent periods. In 2015, 26% of our revenue, based on ship-to destinations, was from sales outside of the United States. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts, distribution channels, and infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our growth will depend in part on the adoption and sales of our products and services in international markets. Moreover, our international expansion efforts have resulted and will continue to result in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

Category Adoption and Market Growth

Consumer spend on the wearable devices market is growing faster than on any segment in the global consumer electronics market. As a pioneer of this market and a leading connected health and fitness platform, we believe we have contributed significantly to the market’s growth. However, our future growth depends in part on the continued consumer adoption of wearable devices as a means to improve health and fitness and the growth of this market.

Competition

The market for connected health and fitness devices is both evolving and competitive. The connected health and fitness devices category has a multitude of participants including specialized consumer electronics companies such as Garmin, Jawbone, and Misfit, traditional health and fitness companies such as adidas and Under Armour, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, Microsoft, and Samsung. For example, Apple introduced the Apple Watch smartwatch in 2015, with broad-based functionalities, including some health and fitness tracking capabilities, and has sold a significant volume of its smartwatches since introduction. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

We believe we compete favorably with our competitors on the basis of these factors as a result of our leading market position and global brand, advanced and proprietary sensor technologies, software-driven online dashboard and mobile apps, our motivational and social tools, and our premium software offerings. By offering a broad range of products spanning styles and affordable price points and cross-platform compatibility, we empower a wide range of individuals with different fitness routines and goals that are difficult for other competitors to address.

Seasonality

Historically, we have experienced higher revenue in the fourth quarter compared to other quarters due in large part to seasonal holiday demand. For example, in 2015 and 2014, our fourth quarter represented 38% and 50% of our annual revenue, respectively. We also incur higher sales and marketing expenses during these periods.

Investing in Growth

We intend to continue to make investments across our business to drive our growth. We intend to continue to invest significant resources in our sales, marketing, advertising, and brand management efforts to drive demand for our products and services globally. We also intend to continue to invest in research and development to enable us to introduce innovative new products and services and enhance existing products and services. We may also make acquisitions to further drive our growth. For example, we acquired FitStar in March 2015 to enhance our software and services offerings through interactive video-based exercise experiences on mobile devices and computers.

Furthermore, we intend to increase our focus on building relationships with employers and wellness providers. The corporate wellness market for connected health and fitness devices is new and is subject to a variety of challenges, including whether employers will continue to invest in such programs, long sales cycles, and substantial upfront sales costs. In each of 2015, 2014, and 2013, we derived less than 10% of our revenue from our corporate wellness offerings. However, we believe that as healthcare costs continue to rise and as employers continue to seek ways to keep their employees active, engaged, and productive, more employers will implement or enhance their corporate wellness programs. In order to grow our corporate wellness presence, we intend to enhance our corporate wellness offering as well as expand our sales team focused on this market.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative expenses, and change in contingent consideration.

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

Change in contingent consideration. The change in contingent consideration relates to the benefit received from the reversal of a contingent liability incurred in connection with the acquisition of FitStar. See note 15 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Fitbit Force Product Recall

In March 2014, we recalled the Fitbit Force after some of our users experienced allergic reactions to adhesives in the wristband. This recall primarily impacted our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015. We established a reserve for the Fitbit Force recall after considering various factors including cost estimates for customer returns, logistics and handling fees for managing product returns and processing refunds, obsolescence of on-hand inventory, cancellation charges for existing purchase commitments, rework of component inventory with the contract manufacturer, legal fees and settlement costs, and write-offs of tooling and manufacturing equipment.

The recall had the following effect on our income (loss) before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reduction of revenue	$—	$(8,112)	$(30,607)
Incremental (benefit to) cost of revenue	(5,755)	11,339	51,205
Impact on gross profit	(5,755)	(19,451)	(81,812)
Incremental general and administrative expenses (benefit)	(4,416)	3,389	2,838
Impact on income (loss) before income taxes	$10,171	$(22,840)	$(84,650)

During 2013, incremental cost of revenue related to the recall included charges to the recall reserve of $49.5 million and a write-off of tooling and manufacturing equipment of $1.7 million, which was recognized as incurred. During 2014, general and administrative expenses included legal fees of $2.9 million, which were recognized as incurred, and legal settlement costs of $0.5 million, which were included in the Fitbit Force recall reserve. During 2015, a benefit to legal expenses of $4.4 million was recognized in general and administrative costs, of which $1.2 million was previously included in the Fitbit Force recall reserve. See note 6 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Operating Results

The following tables set forth the components of our consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2015(1)	2014(1)	2013(1)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,857,998	$745,433	$271,087
Cost of revenue(2)	956,935	387,776	210,836
Gross profit	901,063	357,657	60,251
Operating expenses:
Research and development(2)	150,035	54,167	27,873
Sales and marketing(2)	332,741	112,005	26,847
General and administrative(2)	77,793	33,556	14,485
Change in contingent consideration	(7,704)	—	—
Total operating expenses	552,865	199,728	69,205
Operating income (loss)	348,198	157,929	(8,954)
Interest expense, net	(1,019)	(2,222)	(1,082)
Other income expense, net	(59,230)	(15,934)	(3,649)
Income (loss) before income taxes	287,949	139,773	(13,685)
Income tax expense	112,272	7,996	37,937
Net income (loss)	$175,677	$131,777	$(51,622)

(1)
In March 2014, we recalled the Fitbit Force. See the section titled “—Fitbit Force Product Recall” for additional information. The recall, which primarily affected our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015 and had the following effect on our income (loss) before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reduction of revenue	$—	$(8,112)	$(30,607)
Incremental (benefit to) cost of revenue	(5,755)	11,339	51,205
Impact on gross profit	(5,755)	(19,451)	(81,812)
Incremental general and administrative expenses (benefit)	(4,416)	3,389	2,838
Impact on income (loss) before income taxes	$10,171	$(22,840)	$(84,650)

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$4,739	$890	$37
Research and development	18,251	2,350	288
Sales and marketing	7,419	1,295	204
General and administrative	10,615	2,269	91
Total	$41,024	$6,804	$620

	Year Ended December 31,
	2015(1)	2014(1)	2013(1)
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	52	52	78
Gross profit	48	48	22
Operating expenses:
Research and development	8	7	10
Sales and marketing	18	15	10
General and administrative	4	5	5
Change in contingent consideration	—	—	—
Total operating expenses	30	27	25
Operating income (loss)	18	21	(3)
Interest expense, net	—	—	—
Other expense, net	(3)	(2)	(2)
Income (loss) before income taxes	15	19	(5)
Income tax expense	6	1	14
Net income (loss)	9%	18%	(19)%

(1)
In March 2014, we recalled the Fitbit Force. See the section titled “—Fitbit Force Product Recall” for additional information. The recall, which primarily affected our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015 and had the following effect on our income (loss) before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of revenue)
Incremental (benefit to) cost of revenue	(1)%	2%	19%
Impact on gross profit	1	(3)	(30)
Incremental general and administrative expenses	—	—	1
Impact on income (loss) before taxes	1%	(3)%	(31)%

Comparison of 2015 and 2014

Revenue

	Year Ended December 31,		Change
	2015	2014(1)	$	%
	(in thousands)
Revenue	$1,857,998	$745,433	$1,112,565	149%

(1)	The Fitbit Force recall resulted in a decrease to revenue of $8.1 million for 2014. See the section titled “—Fitbit Force Product Recall” for additional information.

Revenue increased $1,113 million, or 149%, from $745.4 million for 2014 to $1,858 million for 2015. A substantial majority of the increase was due to an increase in the number of devices sold from 10.9 million in 2014 to 21.4 million in 2015, including $1,427 million in revenue in 2015 from new products introduced in the fourth quarter of 2014. Revenue also increased due to an increase in the average selling price of our devices by 29% from $66 per device for 2014 to $85 per device for 2015, due to new products introduced in the fourth quarter of 2014. The increase in revenue includes the negative impact of foreign currency exchange rates of $56.3 million, net of the impact of foreign currency hedges. U.S. revenue, based on ship-to destinations, increased $818.6 million, or 146%, from $562.5 million for 2014 to $1,381.1 million 2015, and international revenue, based on ship-to destinations, increased by $293.9 million, or 161%, from $182.9 million for 2014 to $476.8 million for 2015.

Cost of Revenue

	Year Ended December 31,		Change
	2015(1)	2014(1)	$	%
	(dollars in thousands)
Cost of revenue	$956,935	$387,776	$569,159	147%
Gross profit	901,063	357,657	543,406	152%
Gross margin	48%	48%

(1)
The Fitbit Force recall resulted in a benefit to cost of revenue of $5.8 million and an increase to cost of revenue of $11.3 million for 2015 and 2014, respectively, an increase in gross profit of $5.8 million and a decrease in gross profit of $19.5 million for 2015 and 2014, respectively, and a negligible increase in gross margin and a decrease in gross margin of 3 percentage points for 2015 and 2014, respectively. See the section titled “—Fitbit Force Product Recall” for additional information.

Cost of revenue increased $569.2 million, or 147%, from $387.8 million for 2014 to $956.9 million for 2015. The increase was primarily due to the increase in the number of devices sold and an increase in average cost per device related to new products introduced in the fourth quarter of 2014. In addition, we recognized a $5.8 million benefit to cost of revenue for 2015 compared to an $11.3 million increase to cost of revenue for 2014 in connection with the recall of the Fitbit Force.

Gross margin was 48% for both 2015 and 2014. Gross margin for 2015 was primarily affected by the aforementioned impact of lower margins on new products introduced in the fourth quarter of 2014 and the negative impact of foreign currency exchange rates on product pricing, offset by a reduction in costs incurred in connection with the recall of the Fitbit Force and to a lesser extent, reduced estimated costs of warranty claims.

Research and Development

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Research and development	$150,035	$54,167	$95,868	177%

Research and development expenses increased $95.9 million, or 177%, from $54.2 million for 2014 to $150.0 million for 2015. The increase was primarily due to a $64.3 million increase in personnel-related expenses due to a 176% increase in headcount, a $14.5 million increase in consultant and contractor expenses, a $6.8 million increase in tooling and prototype materials, a $5.3 million increase in allocated overhead, and a $2.2 million increase in travel expenses.

We expect research and development expenses as a percentage of revenue to increase in 2016.

Sales and Marketing

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Sales and marketing	$332,741	$112,005	$220,736	197%

Sales and marketing expenses increased $220.7 million, or 197%, from $112.0 million for 2014 to $332.7 million for 2015. The increase was primarily due to a $178.2 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns during 2015. In addition, consulting and contractor expenses increased $21.2 million, and personnel-related expenses increased $20.0 million due to a 96% increase in headcount.

We expect sales and marketing expenses as a percentage of revenue to increase from or remain relatively consistent in 2016 from 2015.

General and Administrative

	Year Ended December 31,		Change
	2015	2014(1)	$	%
	(in thousands)
General and administrative	$77,793	$33,556	$44,237	132%

(1)
The Fitbit Force recall resulted in a benefit to general and administrative expenses of $4.4 million and an increase to general and administrative expenses of $3.4 million for 2015 and 2014, respectively. See the section titled “—Fitbit Force Product Recall” for additional information.

General and administrative expenses increased $44.2 million, or 132%, from $33.6 million for 2014 to $77.8 million for 2015. The increase was primarily due to a $23.8 million increase in personnel-related expenses due to a 141% increase in headcount, an $8.7 million increase in consulting and contractor expenses, a $7.8 million increase in other administrative expenses and taxes, a $0.9 million increase in recruiting expenses, a $0.8 million increase in allocated overhead, and a $0.7 million increase in legal fees. The $0.7 million increase in legal fees is net of a benefit of $4.4 million related to the Fitbit Force recall.

We expect general and administrative expenses as a percentage of revenue in 2016 to be relatively consistent with 2015.

Change in Contingent Consideration

	Year Ended December 31,		Change
	2015	2014	$
	(in thousands)
Change in contingent consideration	$(7,704)	$—	$(7,704)

The change in contingent consideration benefit of $7.7 million for 2015 is a result of our re-measurement of the contingent consideration liability related to our acquisition of FitStar. This is a non-recurring benefit. There was no contingent liability as of December 31, 2015 as the terms of the contingent consideration have expired.

Interest and Other Expense, Net

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Interest expense, net	$(1,019)	$(2,222)	$1,203	(54)%
Other expense, net	(59,230)	(15,934)	(43,296)	272%

Interest expense, net decreased $1.2 million, or 54%, from $2.2 million for 2014 to $1.0 million for 2015. The decrease was primarily due to a decrease in 2015 in average indebtedness outstanding compared to 2014. Other expense, net, increased $43.3 million, from $15.9 million for 2014 to $59.2 million for 2015. The increase was primarily due to an increase of $43.4 million in charges related to the revaluation of our convertible preferred stock warrant liability from $13.3 million for 2014 to $56.7 million for 2015.

Income Tax Expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Income tax expense	$112,272	$7,996	$104,276	1,304%

Income tax expense increased $104.3 million from $8.0 million for 2014 to $112.3 million for 2015. Our effective tax rate was 39.0% and 5.7% for 2015 and 2014, respectively. The increase in income tax expense and effective tax rate for 2015 was primarily due to increased earnings during this period. The low effective tax rate in 2014 was due to a $51.3 million tax benefit related to the release of a valuation allowance on deferred tax assets related to accruals, which includes the impact of costs incurred in 2013 in connection with the Fitbit Force recall, and tax credits from prior years. This non-recurring tax benefit is offset by income tax expense on earnings in 2014 and a downward revaluation of our deferred tax assets due to a change in state tax law enacted in 2014.

Comparison of 2014 and 2013

Revenue

	Year Ended December 31,		Change
	2014(1)	2013(1)	$	%
	(in thousands)
Revenue	$745,433	$271,087	$474,346	175%

(1)
The Fitbit Force recall resulted in a decrease to revenue of $30.6 million and $8.1 million in 2013 and 2014, respectively. See the section titled “—Fitbit Force Product Recall” for additional information.

Revenue increased $474.3 million, or 175%, from $271.1 million for 2013 to $745.4 million for 2014. A substantial majority of the increase was due to an increase in the number of devices sold from 4.5 million in 2013 to 10.9 million in 2014, including $151.9 million from new products that we began selling in 2014. U.S. revenue, based on ship-to destinations, increased $356.5 million, or 173%, from $206.1 million for 2013 to $562.6 million for 2014 and international revenue, based on ship-to destinations, increased by $117.9 million, or 181%, from $65.0 million for 2013 to $182.9 million for 2014.

Cost of Revenue

	Year Ended December 31,		Change
	2014(1)	2013(1)	$	%
	(dollars in thousands)
Cost of revenue	$387,776	$210,836	$176,940	84%
Gross profit	357,657	60,251	297,406	494%
Gross margin	48%	22%

(1)
The Fitbit Force recall resulted in an increase to cost of revenue of $51.2 million and $11.3 million in 2013 and 2014, respectively, a decrease in gross profit of $81.8 million and $19.5 million in 2013 and 2014, respectively, and a decrease of 30 percentage points and 3 percentage points in gross margin in 2013 and 2014, respectively. See the section titled “—Fitbit Force Product Recall” for additional information.

Cost of revenue increased $176.9 million, or 84%, from $210.8 million for 2013 to $387.8 million for 2014. The increase was primarily due to the increase in the number of devices sold, partially offset by a decrease of $39.9 million in costs, from $51.2 million in 2013 to $11.3 million in 2014, incurred in connection with the recall of the Fitbit Force.

Gross margin increased to 48% for 2014 from 22% for 2013. The increase in gross margin was primarily due to a reduction in costs incurred in connection with the recall of the Fitbit Force.

Research and Development

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Research and development	$54,167	$27,873	$26,294	94%

Research and development expenses increased $26.3 million, or 94%, from $27.9 million for 2013 to $54.2 million for 2014. The increase was primarily due to a $13.9 million increase in personnel-related expenses due to a 110% increase in headcount, a $12.9 million increase in consultant and contractor expenses, and a $3.6 million increase in allocated overhead, which was partially offset by a decrease in expenses for tooling and prototype materials of $4.2 million.

Sales and Marketing

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Sales and marketing	$112,005	$26,847	$85,158	317%

Sales and marketing expenses increased $85.2 million, or 317%, from $26.8 million for 2013 to $112.0 million for 2014. The increase was primarily due to a $66.9 million increase in expenses associated with advertising costs and other marketing programs. In addition, consulting and contractor expenses increased $9.6 million and personnel-related expenses increased $9.3 million due to a 131% increase in headcount, partially offset by a decrease of $0.6 million of other expenses.

General and Administrative

	Year Ended December 31,		Change
	2014(1)	2013(1)	$	%
	(in thousands)
General and administrative	$33,556	$14,485	$19,071	132%

(1)
The Fitbit Force recall resulted in an increase to general and administrative expenses of $2.8 million and $3.4 million in 2013 and 2014, respectively. See the section titled “—Fitbit Force Product Recall” for additional information.

General and administrative expenses increased $19.1 million, or 132%, from $14.5 million for 2013 to $33.6 million for 2014. The increase was primarily due to a $6.8 million increase in legal fees, a $5.7 million increase in personnel-related expenses due to a 64% increase in headcount, a $2.2 million increase in allocated overhead, and a $2.7 million increase in consulting and contractor expenses.

Interest and Other Income (Expense), Net

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Interest expense, net	$(2,222)	$(1,082)	$(1,140)	105%
Other expense, net	(15,934)	(3,649)	(12,285)	337%

Interest expense, net increased $1.1 million, or 105%, from $1.1 million for 2013 to $2.2 million for 2014. The increase was primarily due to an increase in 2014 in average indebtedness outstanding compared to 2013. Other expense, net, increased $12.3 million, or 337%, from $3.6 million for 2013 to $15.9 million for 2014. The increase was primarily due to an increase of $9.9 million in charges related to the revaluation of our redeemable convertible preferred stock warrant liability and a $2.5 million increase in foreign exchange loss.

Income Tax Expense

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Income tax expense	$7,996	$37,937	$(29,941)	(79)%

Income tax expense decreased $29.9 million, or 79%, from $37.9 million for 2013 to $8.0 million for 2014. Our effective tax rate was 277.2% and 5.7% for 2013 and 2014, respectively. The decrease in income tax expense and effective tax rate in 2014 was due to a $51.3 million tax benefit related to the release of a valuation allowance on deferred tax assets for accruals, which includes the impact of costs incurred in 2013 in connection with the Fitbit Force recall, and tax credits from prior years. This non-recurring tax benefit is offset by income tax expense on earnings in 2014 and a downward revaluation of our deferred tax assets due to a change in state tax law enacted in 2014.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and borrowings under our credit facilities. As of December 31, 2015, we had cash and cash equivalents of $535.8 million and marketable securities of $128.6 million.

In June 2015, we completed our initial public offering of our Class A common stock. We received net proceeds of $420.9 million after deducting underwriting discounts and commissions of $26.9 million, but before deducting offering expenses of approximately $5.0 million. In November 2015, we completed our follow-on offering of our Class A common stock. We received net proceeds of $84.4 million after deducting underwriting discounts and commissions of $2.6 million, but before deducting offering expenses of approximately $1.2 million.

Approximately 10% of our cash, cash equivalents, and marketable securities are held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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

Credit Facility

In December 2015, we entered into a second amended and restated credit agreement, or Senior Facility, with Silicon Valley Bank, or SVB, as administrative agent, collateral agent, and lender, SunTrust Bank as syndication agent, SunTrust Robinson Humphrey, Inc. and several other lenders to replace our existing asset-based credit facility and cash flow facility. This Senior Facility allows us to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. Borrowings under the Senior Facility may be drawn as Alternate Base Rate, or ABR, loans or Eurodollar loans, and matures in December 2020. ABR loans bear interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bear interest at a variable rate based on the LIBOR rate and Eurodollar reserve requirements, but in any case at a minimum rate of 1.0% per annum.

We have the option to repay our borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires us to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.15:1, and a consolidated leverage ratio of less than 3:1. The Senior Facility also requires us to comply with certain non-financial covenants. Subsequent to December 31, 2015, we requested and received a waiver from the lender group to extend the deadline for compliance of a non-financial covenant to March 1, 2016. We expect to remain in compliance with the debt covenants, however, no assurances can be provided that we will continue to remain in compliance with the debt covenants. Our obligations under the credit facility are secured by substantially all of our assets, excluding our intellectual property. As of December 31, 2015, we had no outstanding borrowings under the Senior Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$109,157	$18,774	$33,171
Investing activities	(170,027)	(24,185)	(9,834)
Financing activities	401,053	119,264	45,243
Net change in cash and cash equivalents	$340,183	$113,853	$68,580

Cash Flows from Operating Activities

Net cash provided by operating activities of $109.2 million for 2015 was primarily due to net income of $175.7 million and non-cash adjustments of $44.5 million, partially offset by a decrease in net change in operating assets and liabilities of $111.1 million. Non-cash adjustments primarily consisted of the revaluation of the redeemable convertible preferred stock warrant liability, stock-based compensation expense, and depreciation and amortization, partially offset by deferred taxes and excess tax benefits from stock-based compensation. The decrease in net change in operating assets and liabilities was primarily due to a $231.1 million increase in accounts receivable due to increased sales in the fourth quarter of 2015, and a $68.1 million increase in inventories as a result of increased product demand, partially offset by a $195.5 million increase in accounts payable and accrued liabilities related to growth of expenditures to support general business growth. Our days sales outstanding in accounts receivable, calculated as the number of days of revenue represented by the accounts receivable balance as of period end, increased from 48 days as of December 31, 2014 to 56 days as of December 31, 2015 due to higher sales in the beginning of the fourth quarter of 2015 compared to higher sales at the end of the fourth quarter of 2014.

Net cash provided by operating activities of $18.8 million for 2014 was primarily due to net income of $131.8 million, partially offset by a decrease in net change in operating assets and liabilities of $102.8 million, and non-cash adjustments of $10.2 million. The decrease in net change in operating assets and liabilities was primarily due to a $158.8 million increase in accounts receivable due to increased sales in the fourth quarter of 2014 as a result of increased product demand, a $61.6 million increase in inventories as a result of a decrease in inventory turnover during 2014 primarily due to increased inventory levels for new products announced in the fourth quarter of 2014, and a $60.5 million decrease in Fitbit Force recall liabilities, partially offset by a $171.5 million increase in accounts payable and accrued liabilities and other liabilities related to growth of expenditures to support general business growth. Non-cash adjustments primarily consisted of deferred taxes, partially offset by the revaluation of the redeemable convertible preferred stock warrant liability.

Net cash provided by operating activities of $33.2 million for 2013 was primarily due to an increase in net change in operating assets and liabilities of $64.0 million and non-cash adjustments of $20.8 million, partially offset by a net loss of $51.6 million. The increase in net change in operating assets and liabilities was primarily due to a $77.9 million increase in accounts payable and accrued liabilities and other liabilities related to growth of expenditures to support general business growth, and a $72.7 million increase in Fitbit Force recall liabilities, partially offset by a $55.6 million increase in accounts receivable due to increased sales in the fourth quarter of 2013 as a result of increased product demand, and a $47.4 million increase in inventories driven by higher levels of inventory to support demand. Non-cash adjustments primarily consisted of provisions for inventory obsolescence related to the Fitbit Force recall and the revaluation of the redeemable convertible preferred stock warrant liability.

Cash Flows from Investing Activities

Cash used in investing activities for 2015 of $170.0 million was due to the purchases of marketable securities of $230.9 million, purchases of property and equipment of $30.6 million, and the cash portion of the acquisition of FitStar of $11.0 million, net of cash acquired, partially offset by the sale and maturities of marketable securities of $102.5 million.

Cash used in investing activities for 2014 of $24.2 million was due to $26.5 million used for purchases of property and equipment, partially offset by a decrease of $2.3 million in restricted cash related to operating lease obligations.

Cash used in investing activities for 2013 of $9.8 million was due to $7.5 million used for purchases of property and equipment, and a $2.3 million increase in restricted cash related to our operating lease obligations.

In March 2015, we acquired FitStar for total consideration of $32.5 million, comprised of $13.3 million of common stock, $11.5 million of cash, and $7.7 million of contingent consideration. We determined the fair market value of the contingent consideration, according to which we would have been obligated to issue additional common stock or pay cash, to be $7.7 million as of the acquisition date. We did not pay any contingent consideration as certain market-based events were not satisfied. We may continue to use cash in the future to acquire businesses and technologies that enhance and expand our product offerings. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.

Cash Flows from Financing Activities

Cash provided by financing activities for 2015 of $401.1 million was primarily related to proceeds from our public stock offerings of $505.3 million and excess tax benefits of $32.1 million from stock compensation, partially offset by net repayments of borrowings of $134.5 million under our credit facilities.

Cash provided by financing activities for 2014 of $119.3 million was primarily related to net borrowings of $119.1 million under our credit facilities.

Cash provided by financing activities for 2013 of $45.2 million primarily consisted of net proceeds of $42.8 million related to the issuance of our convertible preferred stock and net borrowings of $2.2 million under our credit facilities as well as proceeds from the issuance of common stock upon exercise of stock options of $0.2 million.

Contractual Obligations and Other Commitments

The following table summarizes our non-cancelable contractual obligations as of December 31, 2015:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases(1)	$143,624	$16,843	$40,660	$34,101	$52,020
Total	$143,624	$16,843	$40,660	$34,101	$52,020

(1)
We lease our facilities under long-term operating leases, which expire at various dates through July 2024. The lease agreements frequently include provisions which require us to pay taxes, insurance, or maintenance costs.

Purchase orders or contracts for the purchase of certain goods and services are not included in the preceding table. The aggregate amount of purchase orders open as of December 31, 2015 was approximately $452.4 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, we may be liable to our suppliers and contract manufacturers for the cost of the unutilized component orders or components purchased by our contract manufactures.

The table above excludes the liability for uncertain tax positions of $22.1 million as of December 31, 2015, due to the uncertainty of when the related tax settlements will become due.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s estimates, assumptions, and judgments.

Revenue Recognition

We generate substantially all of our revenue from the sale of our connected health and fitness devices and accessories. We also generate a small portion of our revenue from our subscription-based services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. We consider delivery of our products to have occurred once title and risk of loss has been transferred. For customers where transfer of risk of loss is at the customer’s destination, we use estimates to defer sales at the end of the reporting period based on historical experience of average transit time. We recognize revenue, net of estimated sales returns, sales incentives, discounts, and sales tax. We generally recognize revenue for products sold through retailers and distributors on a sell-in basis.

We enter into multiple element arrangements that include hardware, software, and services. The first deliverable is the hardware and firmware essential to the functionality of our connected health and fitness devices delivered at the time of sale. The second deliverable is the software services included with the products, which are provided free of charge and enables users to sync, view, and access real-time data on our online dashboard and mobile apps. The third deliverable is the embedded right included with the purchase of the device to receive, on a when-and-if-available basis, future unspecified firmware upgrades and features relating to the product’s essential firmware. Commencing in the first quarter of 2015, we began accounting for the embedded right as a separate unit of accounting, which is when we believe, through public announcements, we had created an implied obligation to, from time to time, provide future unspecified firmware upgrades and features to the firmware to improve and add new functionality to our health and fitness devices. In addition, we occasionally offer a fourth deliverable in bundled arrangements that allows access to certain subscription-based services related to our FitStar offering.

We allocate revenue to all deliverables based on their relative selling prices. We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence, or VSOE, of fair value, (ii) third-party evidence, or TPE, and (iii) best estimate of the selling price, or BESP, of selling price. Our process for determining BESP considers multiple factors including consumer behaviors and our internal pricing model and may vary depending upon the facts and circumstances related to each deliverable. BESP for our connected health and fitness devices and unspecified upgrade rights reflect our best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprises the majority of the arrangement consideration. BESP for upgrade rights currently ranges from $1 to $3. TPE for our online dashboard and mobile apps is currently estimated at $0.99. VSOE for access to FitStar subscription-based services is based on the price charged when sold separately.

Amounts allocated to the delivered health and fitness devices are recognized at the time of delivery, provided the other conditions for revenue recognition have been met. Amounts allocated to our online dashboard and mobile apps and unspecified upgrade rights are deferred and recognized on a straight-line basis over the estimated usage period of approximately eight to thirteen months.

We offer our users the ability to purchase subscription-based services, through which our users receive incremental features, including access to a digital personal trainer, in-depth analytics regarding the user’s personal metrics, or video-based customized workouts. Amounts paid for subscriptions are deferred and recognized ratably over the service period which is typically one year. Revenue from subscription-based premium services was less than 1% of revenue for all periods presented.

In addition, we offer access to software and services to certain customers in the corporate wellness program, which includes distribution capabilities, a real-time dashboard, and support services. We are currently unable to establish VSOE or TPE for the corporate wellness software and services. BESP for the corporate wellness software and services is determined based on our internal pricing model for anticipated renewals for existing customers and pricing for new customers. Revenue allocated to the corporate wellness software and services is deferred and recognized on a straight-line basis over the estimated access period of one year, which is the typical service period. Revenue from the corporate wellness software and services was less than 1% of revenue for all periods presented.

We account for shipping and handling fees billed to customers as revenue. Sales taxes and value added taxes collected from customers are remitted to governmental authorities, are not included in revenue, and are reflected as a liability on our consolidated balance sheets.

Rights of Return, Stock Rotation Rights, and Price Protection

We offer limited rights of return, stock rotation rights, and price protection under various policies and programs with our retailer and distributor customers and end-users. Below is a summary of the general provisions of such policies and programs:

•
Certain retailers and distributors are allowed to return products that were originally sold through to an end-user, called “open box” returns, and such returns may be made at any time after original sale.

•	All purchases through Fitbit.com are covered by a 45-day right of return.

•	Distributors are allowed stock rotation rights which are limited rights of return of products purchased during a prior period, generally one quarter.

•	Distributors and retailers are allowed return rights for defective products.

•	Certain distributors are offered price protection that allows for the right to a partial credit for unsold inventory held by the distributor if we reduce the selling price of a product.

We meet all conditions required to recognize revenue at the time of sale when a right of return exists. For example, our price to the buyer is fixed or determinable at time of sale; the buyer’s obligation to pay is not contingent on resale of the product; and we are able to reasonably estimate the amount of future returns. We estimate and record reserves for these policies and programs as a reduction of revenue and accounts receivable. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. We review the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical returns rate. We then apply the historical rate of returns to the current period revenue as a basis for estimating future returns. Through December 31, 2015, actual returns have primarily been open-box returns. In addition, through December 31, 2015, we have had minimal stock rotation or price protection claims. When necessary, we also provide a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. We also consider whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and record an additional reserve as necessary.

Sales Incentives

We offer sales incentives such as cooperative advertising and marketing development fund programs, rebates, and other incentives. We record cooperative advertising and marketing development fund programs with customers as a reduction to revenue unless we receive an identifiable benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the identifiable benefit received, in which case we will record it as a marketing expense. We recognize a liability with a reduction to revenue for rebates or other incentives based on the estimated amount of rebates or credits that will be claimed by customers.

Inventories

Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or market on a first-in, first-out basis. We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions.

Product Warranty

We offer a standard product warranty that our products will operate under normal use for a period of one-year from the date of original purchase, except in the European Union where we provide a two-year warranty. We have the obligation, at our option, to either repair or replace the defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenues. Factors that affect the warranty obligation include product failure rates, service delivery costs incurred in correcting the product failures, and warranty policies. The warranty obligation does not consider historical experience of the Fitbit Force product as a separate reserve has been established for the Fitbit Force recall. Our products are manufactured by contractor manufacturers, and in certain cases, we may have recourse to such contract manufacturers.

Fitbit Force Product Recall

We established reserves for the Fitbit Force recall when circumstances giving rise to the recall became known. We considered various factors in estimating the product recall exposure. These include estimates for:

•	refunds and product returns from retailer and distributor customers and end-users, which were charged to revenue and cost of revenue on the consolidated statements of operations;

•
logistics and handling fees for managing product returns and processing refunds, obsolescence of on-hand inventory, cancellation charges for existing purchase commitments and rework of component inventory by our contract manufacturers, write-offs of tooling and manufacturing equipment, which were charged to cost of revenue on the consolidated statements of operations; and

•	legal fees and settlement costs, which were charged to general and administrative expenses on the consolidated statements of operations.

These factors above are updated and reevaluated each period and the related reserves are adjusted when factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.

Business Combinations, Goodwill, and Intangible Assets

We allocate the fair value of purchase consideration to tangible assets, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have one reporting segment, we have determined that there is one reporting unit and test goodwill for impairment at the entity level. We test goodwill using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on the fair value of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the years presented.

Income Taxes

We utilize the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for expected future consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates. We make estimates, assumptions, and judgments to determine our expense (benefit) for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against our deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.

The calculation of our income tax expense involves the use of estimates, assumptions, and judgments while taking into account current tax laws, our interpretation of current tax laws, and possible outcomes of future tax audits. We have established reserves to address potential exposures related to tax positions that could be challenged by tax authorities. Although we believe our estimates, assumptions, and judgments to be reasonable, any changes in tax law or our interpretation of tax laws and the resolutions of potential tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

The calculation of our deferred tax asset balance involves the use of estimates, assumptions, and judgments while taking into account estimates of the amounts and type of future taxable income. Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions, and judgments, thereby impacting our financial position and operating results.

We include interest and penalties related to unrecognized tax benefits within income tax expense. Interest and penalties related to unrecognized tax benefits have been recognized in the appropriate periods presented.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

Determining the fair value of stock-based awards at the grant date requires judgment. The fair value of restricted stock units, or RSUs, is the fair value of our common stock on the grant date. We use the Black-Scholes option-pricing model to determine the fair value of stock options and shares issued under our 2015 Employee Stock Purchase Plan, or 2015 ESPP. The determination of the grant date fair value of stock options and shares issued under our 2015 ESPP using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of variables. These variables include the fair value of our common stock, our expected common stock price volatility over the expected life of the options, expected term of the stock option, risk-free interest rates, and expected dividends, which are estimated as follows:

Fair Value of Our Common Stock. Prior to our initial public offering, the fair value of the shares of common stock underlying stock options was historically established by our board of directors, which was responsible for these estimates, and was based in part upon a valuation provided by an independent third-party valuation firm. Because there was no public market for our common stock prior to our initial public offering, our board of directors considered this independent valuation and other factors, including, but not limited to, revenue growth, the current status of the technical and commercial success of our operations, our financial condition, the stage of our development, and competition to establish the fair value of our common stock at the time of grant of the option. The fair value of the underlying common stock was determined by the board of directors until our common stock was listed on a stock exchange. For stock options and RSUs granted subsequent to our initial public offering, the fair value was based on the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant.

Expected Term. The expected term represents the period over which we anticipate stock-based awards to be outstanding. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable. As a result, for stock options, we used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the option. Under the simplified method, the expected term is equal to the average of the stock-based award’s weighted average vesting period and its contractual term. The expected term of equity awards issued under our 2015 ESPP is the contractual term.

Volatility. Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. We estimate the expected volatility of the common stock underlying our stock options and equity awards issued under our 2015 ESPP at the grant date by taking the average historical volatility of the common stock of a group of comparable publicly traded companies over a period equal to the expected life. We use this method because we have limited information on the volatility of our Class A common stock because of our short trading history.

Risk-Free Rate. The risk-free interest rate is estimated average interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term of the awards.

Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition, we are required to estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. The assumptions used in calculating the fair value of the stock-based awards represent management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, or ASU 2014-09, regarding Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. This ASU affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. ASU 2014-09 will become effective for us on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted but not before the original effective date of annual periods beginning after December 15, 2016. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We early adopted this accounting standard retrospectively in our fourth quarter of 2015 and reclassified all our current deferred tax assets to noncurrent deferred tax assets on our consolidated balance sheets for all periods presented.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective for us on January 1, 2019, and requires adoption using a modified retrospective approach. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of December 31, 2015, we had cash and cash equivalents of $535.8 million and marketable securities of $128.6 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Risk

To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses.

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

We had outstanding contracts with a total notional amount of $346.6 million and $34.9 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of December 31, 2015. We had outstanding balance sheet hedges with a total notional amount of $47.2 million as of December 31, 2015. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on transactions denominated in currencies other than respective functional currencies, a hypothetical change of 10% would have resulted in an impact on income before income taxes of approximately $30.0 million for 2015.

Item 8. Financial Statements and Supplementary Data

FITBIT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fitbit, Inc.:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), and Cash Flows present fairly, in all material respects, the financial position of Fitbit, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2015 the Company changed the manner in which it classifies deferred taxes in the consolidated balance sheets.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 26, 2016

FITBIT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$535,846	$195,626
Marketable securities	128,632	—
Accounts receivable, net	469,260	238,859
Inventories	178,146	115,072
Prepaid expenses and other current assets	43,530	13,614
Total current assets	1,355,414	563,171
Property and equipment, net	44,501	26,435
Goodwill	22,157	—
Intangible assets, net	12,216	—
Deferred tax assets	83,020	42,001
Other assets	1,758	1,444
Total assets	$1,519,066	$633,051
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$260,842	$195,666
Accrued liabilities	194,977	70,940
Deferred revenue	44,448	9,009
Fitbit Force recall reserve	5,122	22,476
Income taxes payable	2,868	30,631
Long-term debt, current portion	—	132,589
Total current liabilities	508,257	461,311
Other liabilities	29,358	12,867
Redeemable convertible preferred stock warrant liability	—	15,797
Total liabilities	537,615	489,975
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value: no shares and 144,528,912 shares authorized as of December 31, 2015 and 2014, respectively; no shares and 139,851,483 shares issued and outstanding as of December 31, 2015 and 2014, respectively; aggregate liquidation preference of $0 as of December 31, 2015	—	67,814
Stockholders’ equity:
Common stock, $0.0001 par value, no shares and 230,400,000 shares authorized as of December 31, 2015 and 2014, respectively; no shares and 40,875,583 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	4
Class A common stock, $0.0001 par value, 600,000,000 and no shares authorized as of December 31, 2015 and 2014, respectively; 99,416,351 and no shares issued and outstanding as of December 31, 2015 and 2014, respectively	10	—
Class B common stock, $0.0001 par value, 350,000,000 and no shares authorized as of December 31, 2015 and 2014, respectively; 115,365,222 and no shares issued and outstanding as of December 31, 2015 and 2014, respectively	11	—
Additional paid-in capital	737,820	7,979
Accumulated other comprehensive income	691	37
Retained earnings	242,919	67,242
Total stockholders’ equity	981,451	75,262
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,519,066	$633,051

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Revenue	$1,857,998	$745,433	$271,087
Cost of revenue	956,935	387,776	210,836
Gross profit	901,063	357,657	60,251
Operating expenses:
Research and development	150,035	54,167	27,873
Sales and marketing	332,741	112,005	26,847
General and administrative	77,793	33,556	14,485
Change in contingent consideration	(7,704)	—	—
Total operating expenses	552,865	199,728	69,205
Operating income (loss)	348,198	157,929	(8,954)
Interest expense, net	(1,019)	(2,222)	(1,082)
Other expense, net	(59,230)	(15,934)	(3,649)
Income (loss) before income taxes	287,949	139,773	(13,685)
Income tax expense	112,272	7,996	37,937
Net income (loss)	175,677	131,777	(51,622)
Less: noncumulative dividends to preferred stockholders	(2,526)	(5,326)	—
Less: undistributed earnings to participating securities	(59,133)	(98,103)	—
Net income (loss) attributable to common stockholders—basic	114,018	28,348	(51,622)
Add: adjustments for undistributed earnings to participating securities	8,821	10,175	—
Net income (loss) attributable to common stockholders—diluted	$122,839	$38,523	$(51,622)
Net income (loss) per share attributable to common stockholders:
Basic	$0.88	$0.70	$(1.32)
Diluted	$0.75	$0.63	$(1.32)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	129,886	40,351	39,179
Diluted	164,213	61,179	39,179

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	$175,677	$131,777	$(51,622)
Other comprehensive income:
Cash flow hedges:
Change in unrealized gain on cash flow hedges, net of tax expense of $1,509, $ —, and $ —, respectively	1,276	—	—
Less reclassification for realized net gains included in net income, net of tax expense of $759, $ —, and $ —, respectively	(525)	—	—
Net change, net of tax	751	—	—
Available-for-sale investments:		—	—
Change in unrealized loss on investments	(63)	—	—
Less reclassification for realized net gains included in net income	8	—	—
Net change, net of tax	(55)	—	—
Change in foreign currency translation adjustment, net of tax	(42)	37	—
Comprehensive income (loss)	$176,331	$131,814	$(51,622)

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands except share amounts)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	110,354,028	$23,425	36,856,749	$4	$202	$—	$(12,913)	$(12,707)
Issuance of redeemable convertible preferred stock for cash, net of issuance costs	29,149,887	42,811	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	3,283,410	—	205	—	—	205
Stock-based compensation expense	—	—	—	—	620	—	—	620
Excess tax benefit from stock-based compensation	—	—	—	—	38	—	—	38
Net loss	—	—	—	—	—	—	(51,622)	(51,622)
Balance at December 31, 2013	139,503,915	66,236	40,140,159	4	1,065	—	(64,535)	(63,466)
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants	347,568	1,578	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	735,424	—	97	—	—	97
Stock-based compensation expense	—	—	—	—	6,804	—	—	6,804
Excess tax benefit from stock-based compensation	—	—	—	—	13	—	—	13
Net income	—	—	—	—	—	—	131,777	131,777
Other comprehensive income	—	—	—	—	—	37	—	37
Balance at December 31, 2014	139,851,483	67,814	40,875,583	4	7,979	37	67,242	75,262

FITBIT, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(In thousands except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock upon public offerings, net of offering costs	—	—	25,387,500	3	499,102	—	—	499,105
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	1,485,583	56,678	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(141,337,066)	(124,492)	141,337,066	14	124,478	—	—	124,492
Reclassification of redeemable convertible preferred stock warrant liability into additional paid in capital upon initial public offering	—	—	—	—	15,774	—	—	15,774
Issuance of common stock upon exercise of stock options	—	—	5,396,591	—	4,018	—	—	4,018
Issuance of common stock in connection with acquisition	—	—	1,059,688	—	13,317	—	—	13,317
Issuance of common stock subject to vesting in connection with acquisition	—	—	308,216	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	—	—	416,929	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	41,052	—	—	41,052
Excess tax benefit from stock-based compensation	—	—	—	—	32,100	—	—	32,100
Net income	—	—	—	—	—	—	175,677	175,677
Other comprehensive income	—	—	—	—	—	654	—	654
Balance at December 31, 2015	—	$—	214,781,573	$21	$737,820	$691	$242,919	$981,451

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$175,677	$131,777	$(51,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,115	864	651
Provision for inventory obsolescence	5,060	2,964	1,099
Provision for inventory obsolescence related to Fitbit Force recall	—	—	10,251
Depreciation	19,405	6,131	3,012
Amortization of intangible assets	1,702	—	—
Write-off of property and equipment	1,206	1,004	1,712
Revaluation of redeemable convertible preferred stock warrant liability	56,655	13,272	3,370
Amortization of issuance costs and discount on debt	961	795	82
Stock-based compensation	41,024	6,804	620
Change in contingent consideration	(7,704)	—	—
Deferred income taxes	(42,538)	(42,001)	—
Excess of tax benefit from stock-based compensation	(32,100)	(13)	(38)
Other	(263)	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(231,100)	(158,788)	(55,630)
Inventories	(68,108)	(61,595)	(47,376)
Prepaid expenses and other assets	(29,215)	(9,679)	(2,225)
Fitbit Force recall reserve	(17,354)	(60,462)	72,687
Accounts payable	56,759	123,761	50,881
Accrued liabilities and other liabilities	138,748	47,733	27,043
Deferred revenue	34,891	3,403	859
Income taxes payable	4,336	12,804	17,795
Net cash provided by operating activities	109,157	18,774	33,171
Cash Flows from Investing Activities
Change in restricted cash	—	2,310	(2,310)
Purchase of property and equipment	(30,566)	(26,495)	(7,524)
Purchase of marketable securities	(230,935)	—	—
Sales of marketable securities	58,011	—	—
Maturities of marketable securities	44,500	—	—
Acquisitions, net of cash acquired	(11,037)	—	—
Net cash used in investing activities	(170,027)	(24,185)	(9,834)
Cash Flows from Financing Activities
Proceeds from public offerings, net of underwriting discounts and commissions	505,275	—	—
Proceeds from issuance of debt and revolving credit facility	160,000	163,000	2,830
Repayment of debt	(294,503)	(41,346)	(596)
Payment of issuance costs	(748)	(2,575)	(45)
Payment of offering costs	(5,089)	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	42,811
Proceeds from exercise of stock options	4,018	97	205
Excess of tax benefit from stock-based compensation	32,100	13	38
Proceeds from exercise of redeemable convertible preferred stock warrants	—	75	—
Net cash provided by financing activities	401,053	119,264	45,243
Net increase in cash and cash equivalents	340,183	113,853	68,580
Effect of exchange rate on cash and cash equivalents	37	45	—
Cash and cash equivalents at beginning of period	195,626	81,728	13,148
Cash and cash equivalents at end of period	$535,846	$195,626	$81,728
Supplemental Disclosure
Cash paid for interest	$1,157	$835	$999
Cash paid for income taxes	$150,923	$34,616	$12,930
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Conversion of redeemable convertible preferred stock into Class B common stock	$124,492	$—	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid in capital	$15,774	$—	$—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	$56,678	$—	$—
Purchase of property and equipment included in accounts payable	$10,534	$2,492	$1,904
Issuance of redeemable convertible preferred stock warrants in connection with debt financing	$—	$—	$170
Deferred offering costs included in accounts payable and accruals	$1,080	$—	$—
Issuance of common stock in connection with acquisitions	$13,317	$—	$—
Contingent consideration related to acquisitions	$(7,704)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Notes to Consolidated Financial Statements

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

In June 2015, the Company completed its initial public offering (“IPO”) of Class A common stock, in which the Company sold 22,387,500 shares and certain of its stockholders sold 19,673,750 shares, for which the Company did not receive any proceeds, including 5,486,250 shares pursuant to the underwriters’ option to purchase additional shares. The shares were sold at an initial public offering price of $20.00 per share for net proceeds of $420.9 million to the Company, after deducting underwriting discounts and commissions of $26.9 million. Offering costs incurred by the Company were approximately $5.0 million. In addition, in connection with the IPO:

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

•
All shares of the then-outstanding common stock, as well as options to purchase common stock and restricted stock units (“RSUs”), were reclassified into the right to receive an equivalent number of shares of Class B common stock.

•
All 139,851,483 shares of the then-outstanding redeemable convertible preferred stock were converted and reclassified into an equivalent number of shares of Class B common stock. This resulted in a reclassification of the redeemable convertible preferred stock balance of $67.8 million to additional paid-in capital.

•
The Company issued 274,992 shares of Series B redeemable convertible preferred stock and 1,210,591 shares of Series C redeemable convertible preferred stock upon the net exercise of redeemable convertible preferred stock warrants, which occurred immediately prior to the completion of its IPO. These shares were converted into and then sold as Class A common stock by the selling stockholders in the IPO. As a result, the Company revalued the warrants settled upon exercise as of the completion of the IPO and reclassified $56.7 million from the redeemable convertible preferred stock warrant liability balance to additional paid-in capital. In addition, all of the remaining outstanding redeemable convertible preferred stock warrants automatically converted to Class B common stock warrants upon the closing of the IPO. As a result, the Company revalued the warrants as of the completion of the IPO and reclassified the remaining redeemable convertible preferred stock warrant liability balance of $15.8 million to additional paid-in capital.

•
The Company recorded proceeds of $420.9 million to additional paid-in capital and reclassified $5.0 million of deferred offering costs previously recorded in other current assets as an offset to the proceeds from the IPO.

In November 2015, the Company completed a follow-on offering of Class A common stock, in which the Company sold 3,000,000 shares and certain of its stockholders sold 16,550,000 shares, for which the Company did not receive any proceeds, including 2,550,000 shares pursuant to the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $29.00 per share for net proceeds of $84.4 million to the Company, after deducting underwriting discounts and commissions of $2.6 million. Offering costs incurred by the Company were approximately $1.2 million.

2.    Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Stock Splits

In June 2013, the Company effected a 4-for-1 stock split of all outstanding shares of redeemable convertible preferred stock. In addition, in September 2014, the Company effected a 2-for-1 stock split of all outstanding shares of the Company’s capital stock, including common stock and redeemable convertible preferred stock.

In May 2015, the Company effected a 3-for-2 stock split of all outstanding shares of the Company’s capital stock, including its common stock and its redeemable convertible preferred stock. All share, option, RSU, warrant, and per share information presented in the consolidated financial statements has been adjusted to reflect the stock splits on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the stock splits.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The estimates and assumptions made by management related to revenue recognition, accruals for the Fitbit Force recall, reserves for sales returns and incentives, reserves for warranty, valuation of stock options, fair value of warrant liability and derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the number of reporting segments, the recoverability of intangible assets and their useful lives, and the valuations of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Reclassifications

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company early adopted this standard retrospectively in its fourth quarter of 2015 and reclassified all of its current deferred tax assets to noncurrent deferred tax assets on the consolidated balance sheets for all periods presented. Within the consolidated balance sheet as of December 31, 2014, the Company reclassified $33.6 million of current deferred tax assets and $8.4 million of other assets to noncurrent deferred tax assets.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income, net of tax. Other comprehensive income refers to revenue, expenses, and gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income consists of net unrealized gains and losses on derivative instruments accounted for as cash flow hedges, foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale securities.

3.    Significant Accounting Policies

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents and marketable securities consist of money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds.

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income in stockholders’ equity. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other expense, net as incurred. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to, or beyond, the initial cost of investment for these securities.

Fair Value of Financial Instruments

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

Foreign Currencies

The Company and certain of the Company’s wholly-owned subsidiaries use the U.S. dollar as their functional currency. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure local currency denominated monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, plant and equipment and other nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements have been included in the Company’s operating results within other expense, net. Local currency transactions of these international operations are remeasured into U.S. dollars at the rates of exchange in effect at the date of the transaction. Foreign currency transaction losses were $2.6 million, $2.7 million, and $0.2 million for 2015, 2014, and 2013, respectively.

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the related period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss).

Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives held by the Company that are not designated as hedges are adjusted to fair value through earnings at each reporting date. In addition, the Company enters into derivatives that are accounted for as cash flow hedges. The Company records the gains or losses, net of tax, related to the effective portion of its cash flow hedges as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. The Company periodically assesses the effectiveness of its cash flow hedges. The fair value of derivative assets and liabilities are included in prepaid expenses and other current assets and accrued liabilities on the consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivables, and derivative instruments. Cash and cash equivalents are deposited with high quality financial institutions and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.

The Company’s accounts receivable are derived from customers located principally in the United States. The Company maintains credit insurance for the majority of its customer balances, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. Credit losses historically have not been significant. The Company continuously monitors customer payments and maintains an allowance for doubtful accounts based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.

The Company’s derivative instruments expose it to credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. The Company seeks to mitigate this risk by limiting counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Supplier Concentration

The Company relies on third parties for the supply and manufacture of its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.

Inventories

Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

The useful lives of the property and equipment are as follows:

Tooling and manufacturing equipment	One to three years
Furniture and office equipment	Three years
Purchased software	Three years
Capitalized internally-developed software	Two to three years
Leasehold improvements	Shorter of remaining lease term or ten years

Internally-Developed Software Costs

The Company capitalizes eligible costs to acquire, develop, or modify internal-use software that are incurred subsequent to the preliminary project stage. Capitalized internally-developed software costs, net, were immaterial as of December 31, 2015 and 2014.

Research and Development

Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, tooling and prototype materials, and allocated overhead costs. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. To date, research and development expenses have been expensed as incurred, because the period between achieving technological feasibility and the release of products and services for sale has been short and development costs qualifying for capitalization have been insignificant.

Business Combinations, Goodwill, and Intangible Assets

The Company allocates the fair value of purchase consideration to tangible assets, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

The Company assesses goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with the determination that the Company has one reporting segment, the Company has determined that there is one reporting unit and tests goodwill for impairment at the entity level. Goodwill is tested using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, the carrying amount of the reporting unit is compared to the fair value based on the fair value of the Company’s common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill, as defined by ASC 350, is compared to its carrying amount to determine the amount of impairment loss, if any.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. The Company evaluates the recoverability of intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any such impairment charge during the years presented.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the expected future undiscounted cash flows attributable to these assets. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the assets exceeds the expected discounted future cash flows arising from those assets.

Redeemable Convertible Preferred Stock Warrant Liability

The Company’s redeemable convertible preferred stock warrants require liability classification and accounting as the underlying preferred stock is considered redeemable as discussed in Note 9. At initial recognition, the warrants are recorded at their estimated fair value. The warrants are subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other expense, net. In connection with the Company’s IPO, the Company remeasured the liability at the time of the IPO and then reclassified the redeemable convertible preferred stock warrant liability to additional paid-in capital as these warrants converted to Class B common stock warrants. See Note 9 for additional information. As of December 31, 2015, there were no longer any redeemable convertible preferred stock warrants or any Class B common stock warrants outstanding.

Revenue Recognition

The Company derives substantially all of its revenue from sales of connected health and fitness devices and accessories. The Company also generates a small portion of revenue from its subscription-based services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. The Company considers delivery of its products to have occurred once title and risk of loss has been transferred. For customers where transfer of risk of loss is at the customer’s destination, the Company uses estimates to defer sales at the end of the reporting period based on historical experience of average transit time. The Company recognizes revenue, net of estimated sales returns, sales incentives, discounts, and sales tax. The Company generally recognizes revenue for products sold through retailers and distributors on a sell-in basis.

The Company enters into multiple element arrangements that include hardware, software, and services. The first deliverable is the hardware and firmware essential to the functionality of the connected health and fitness device delivered at the time of sale. The second deliverable is the software services included with the products, which are provided free of charge and enable users to sync, view, and access real-time data on the Company’s online dashboard and mobile apps. The third deliverable is the embedded right included with the purchase of the device to receive, on a when-and-if-available basis, future unspecified firmware upgrades and features relating to the product’s essential firmware. Commencing in the first quarter of 2015, the Company began accounting for the embedded right as a separate unit of accounting, which is when it believes, through public announcements, it had created an implied obligation to, from time to time, provide future unspecified firmware upgrades and features to the firmware to improve and add new functionality to the health and fitness devices. In addition, the Company occasionally offers a fourth deliverable in bundled arrangements that allows access to subscription-based services related to the Company’s FitStar offering.

The Company allocates revenue to all deliverables based on their relative selling prices. The Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence (“TPE”), and (iii) best estimate of the selling price (“BESP”). The Company’s process for determining its BESP considers multiple factors including consumer behaviors and the Company’s internal pricing model and may vary depending upon the facts and circumstances related to each deliverable. BESP for the health and fitness devices and unspecified upgrade rights reflect the Company’s best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprises the majority of the arrangement consideration. BESP for upgrade rights currently ranges from $1 to $3. TPE for the online dashboard and mobile apps is currently estimated at $0.99. VSOE for access to FitStar subscription-based services is based on the price charged when sold separately.

Amounts allocated to the connected health and fitness devices are recognized at the time of delivery, provided the other conditions for revenue recognition have been met. Amounts allocated to the online dashboard and mobile apps and unspecified upgrade rights are deferred and recognized on a straight-line basis over their estimated usage period of approximately eight to thirteen months.

The Company offers its users the ability to purchase subscription-based services, through which the users receive incremental features, including access to a digital personal trainer, in-depth analytics regarding the user’s personal metrics, or video-based customized workouts. Amounts paid for subscriptions are deferred and recognized ratably over the service period which is typically one year. Revenue from subscription-based services was less than 1% of revenue for all periods presented.

In addition, the Company offers access to software and services to certain customers in the corporate wellness program, which includes distribution capabilities, a real-time dashboard, and support services. The Company is currently unable to establish VSOE or TPE for the corporate wellness software and services. BESP for the corporate wellness software and services is determined based on the Company’s internal pricing model for anticipated renewals for existing customers and pricing for new customers. Revenue allocated to the corporate wellness software and services is deferred and recognized on a straight-line basis over the estimated access period of one year, which is the typical service period. Revenue for corporate wellness software and services was less than 1% of revenue for all periods presented.

The Company accounts for shipping and handling fees billed to customers as revenue. Sales taxes and value added taxes (“VAT”) collected from customers are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the consolidated balance sheets.

Rights of Return, Stock Rotation Rights, and Price Protection

The Company offers limited rights of return, stock rotation rights, and price protection under various policies and programs with its retailer and distributor customers and end-users. Below is a summary of the general provisions of such policies and programs:

•
Certain retailers and distributors are allowed to return products that were originally sold through to an end user, called “open box” returns, and such returns may be made at any time after original sale.

•	All purchases through Fitbit.com are covered by a 45-day right of return.

•	Distributors are allowed stock rotation rights which are limited rights of return of products purchased during a prior period, generally one quarter.

•	Distributors and retailers are allowed return rights for defective products.

•	Certain distributors are offered price protection that allows for the right to a partial credit for unsold inventory held by the distributor if the Company reduces the selling price of a product.

The Company meets all conditions required to recognize revenue at the time of sale when a right of return exists. For example, the price to the buyer is fixed or determinable at time of sale; the buyer’s obligation to pay is not contingent on resale of the product; and the Company is able to reasonably estimate the amount of future returns. The Company estimates and records reserves for these policies and programs as a reduction of revenue and accounts receivable. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on the Company’s historical trends and data specific to each reporting period. The Company reviews the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical returns rate. It then applies the historical returns rate to the current period revenue as a basis for estimating future returns. Through December 31, 2015, actual returns have primarily been open-box returns. In addition, through December 31, 2015, the Company has had minimal stock rotation or price protection claims. When necessary, the Company also provides a specific reserve for product in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct users and records an additional reserve as necessary.

Sales Incentives

The Company offers sales incentives through various programs, consisting primarily of cooperative advertising and marketing development fund programs. The Company records advertising and marketing development fund programs with customers as a reduction to revenue unless it receives an identifiable benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the identifiable benefit received, in which case the Company records it as a marketing expense. The Company recognizes a liability and reduces revenue for rebates or other incentives based on the estimated amount of rebates or credits that will be claimed by customers.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, packaging, warranty replacement costs, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, excess and obsolete inventory write-downs, costs related to the Fitbit Force product recall, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics.

Advertising Costs and Point of Purchase (“POP”) Displays

Costs related to advertising and promotions, excluding co-op advertising costs, are expensed to sales and marketing as incurred. Advertising and promotion expenses, including expenses for POP displays, for 2015, 2014, and 2013 were $237.0 million, $71.9 million, and $9.5 million, respectively. Co-op advertising costs are recorded as a reduction to revenue, and for 2015, 2014, and 2013 were $38.3 million, $12.7 million, and $5.7 million, respectively.

The Company provides retailers with POP displays, generally free of charge, in order to facilitate the marketing of the Company’s products within retail stores. Any amounts capitalized related to the costs of the POP displays are recorded as prepaid expense on the consolidated balance sheets and recognized as expense over the expected period of the benefit provided by these assets, which is generally 12 months. The related expenses are included in sales and marketing expenses on the consolidated statements of operations.

Product Warranty

The Company offers a standard product warranty that the product will operate under normal use for a period of one year from date of original purchase except in the European Union where the Company provides a two-year warranty. The Company has the obligation, at its option, to either repair or replace the defective product.

At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenues. Factors that affect the warranty obligation include product failure rates, service delivery costs incurred in correcting the product failures, and warranty policies. The warranty obligation does not consider historical experience of the Fitbit Force product as a separate reserve has been established for the Fitbit Force recall. The Company’s products are manufactured by third-party contract manufacturers, and in certain cases, the Company may have recourse to such third-party contract manufacturers.

Fitbit Force Product Recall

The Company established reserves for the Fitbit Force recall when circumstances giving rise to the recall became known. It considered various factors in estimating the product recall exposure. These include estimates for:

•	refunds and product returns from retailer and distributor customers and end-users, which were charged to revenue and cost of revenue on the consolidated statements of operations;

•
logistics and handling fees for managing product returns and processing refunds, obsolescence of on-hand inventory, cancellation charges for existing purchase commitments and rework of component inventory by the Company’s contract manufacturers, write-offs of tooling and manufacturing equipment, which were charged to cost of revenue on the consolidated statements of operations; and

•	legal fees and settlement costs, which were charged to general and administrative expenses on the consolidated statements of operations.

These factors above are updated and reevaluated each period and the related reserves are adjusted when factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.

Stock-Based Compensation

The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock units (“RSUs”) is the fair value of the Company’s common stock on the grant date. Stock-based compensation expense is recognized over the requisite service period on a straight-line basis and is recorded net of estimated forfeitures.

Stock-based compensation expenses for options granted to non-employees as consideration for services received are measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, using the Black-Scholes option-pricing model, whichever can be more reliably measured. Stock-based compensation expenses for options granted to non-employees are remeasured as the underlying options vest.

The Company recognizes tax benefits related to stock-based compensation to the extent that the total reduction to its income tax liability from stock-based compensation is greater than the amount of the deferred tax assets previously recorded in anticipation of these benefits. The Company recognizes a benefit from stock-based compensation in equity to the extent that an incremental tax benefit is realized by following the ordering provisions of the tax laws.

Segment Information

The Company operates as one operating segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for expected future consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates. The Company makes estimates, assumptions, and judgments to determine its expense for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against its deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, the Company establishes a valuation allowance.

The calculation of the Company’s income tax expense involves the use of estimates, assumptions, and judgments while taking into account current tax laws, its interpretation of current tax laws, and possible outcomes of future tax audits. The Company has established reserves to address potential exposures related to tax positions that could be challenged by tax authorities. Although the Company believes its estimates, assumptions, and judgments to be reasonable, any changes in tax law or its interpretation of tax laws and the resolutions of potential tax audits could significantly impact the amounts provided for income taxes in its consolidated financial statements.

The calculation of the Company’s deferred tax asset balance involves the use of estimates, assumptions, and judgments while taking into account estimates of the amounts and type of future taxable income. Actual future operating results and the underlying amount and type of income could differ materially from the Company’s estimates, assumptions, and judgments, thereby impacting its financial position and operating results.

The Company includes interest and penalties related to unrecognized tax benefits within income tax expense. Interest and penalties related to unrecognized tax benefits have been recognized in the appropriate periods presented.

Net Income (Loss) per Share Attributable to Common Stockholders

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its redeemable convertible preferred stock to be participating securities. The holders of the redeemable convertible preferred stock did not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders. For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such shares is dilutive.

In connection with the IPO, the Company established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock, generally automatically converts into Class A common stock upon a transfer, and has no expiration date. The Company applies the two-class method of calculating earnings per share, but as the dividend rights of both classes are identical, basic and diluted earnings per share are the same for both classes.

In 2013, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration of common stock equivalents or the participation rights of the preferred stock as they do not share in losses. As the Company was in a net loss position in 2013, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted. The FASB recently issued an exposure draft of a proposed ASU that would delay the effective date of ASU 2014-09 by one year and allow for early adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. ASU 2014-09 will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company early adopted this accounting standard retrospectively in its fourth quarter of 2015. Within the consolidated balance sheet as of December 31, 2014, the Company reclassified $33.6 million of current deferred tax assets and $8.4 million of other assets to noncurrent deferred tax assets.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective for the Company on January 1, 2019, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

4.    Fair Value Measurements

The carrying values of the Company’s accounts receivable and accounts payable, approximated their fair values due to the short period of time to maturity or repayment. The carrying value of the Company’s long-term debt approximates its fair value as of December 31, 2014, as the debt carries a variable rate or market rates currently available to the Company and other assumptions have not changed significantly.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$248,128	$—	$—	$248,128
U.S. government agencies	—	113,314	—	113,314
Corporate debt securities	—	193,964	—	193,964
Derivative assets	—	6,002	—	6,002
Total	$248,128	$313,280	$—	$561,408
Liabilities:
Derivative liabilities	$—	$2,640	$—	$2,640

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets	$—	$316	$—	$316
Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$15,797	$15,797
Derivative liabilities	—	105	—	105
Total	$—	$105	$15,797	$15,902

The fair value of the Company’s Level 1 financial instruments is based on quoted market prices in active markets for identical instruments. The fair value of the Company’s Level 2 financial instruments is based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data. In addition, level 2 assets and liabilities are comprised of derivative financial instruments associated with hedging activity is further discussed in Note 5. Derivative financial instruments are initially measured at fair value on the contract date and are subsequently remeasured to fair value at each reporting date using inputs such as spot rates and forward rates. There is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.

The Company’s Level 3 liabilities measured and recorded on a recurring basis consist of the redeemable convertible preferred stock warrant liability and contingent consideration. The fair value of the warrant liability is calculated using an option-pricing model as discussed in Note 9. Generally, increases or decreases in the fair value of the underlying redeemable convertible preferred stock would result in a directionally similar impact in the fair value measurement of the associated warrant liability. The unexercised warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase shares of Class B common stock upon the closing of the IPO. As a result, the Company revalued and reclassified the redeemable convertible preferred stock liability to additional paid-in capital upon the closing of the IPO. The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liability (in thousands):

Balance at December 31, 2012	$488
Fair value of redeemable convertible preferred stock warrants issued	170
Change in fair value	3,370
Balance at December 31, 2013	4,028
Settlement of warrant liability upon exercise	(1,503)
Change in fair value	13,272
Balance at December 31, 2014	15,797
Change in fair value	56,655
Settlement of warrant liability upon exercise	(56,678)
Reclassification of unexercised warrants to additional paid in capital upon the IPO	(15,774)
Balance at December 31, 2015	$—

The Company’s acquisition-related contingent consideration is determined using the Monte Carlo simulation method. The increases or decreases in the fair value of the contingent consideration payable could result from changes in the anticipated fair value of the Company’s common stock, stock price volatility, and probability of various market-based scenarios. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. For additional information on the contingent consideration, see Note 15.

The following table sets forth a summary of the changes in the fair value of the acquisition-related contingent consideration (in thousands):

Balance at December 31, 2014	$—
Addition from acquisition	7,704
Change in fair value of contingent consideration	(7,704)
Balance at December 31, 2015	$—

There have been no transfers between fair value measurement levels during 2014 and 2015.

5.    Financial Instruments

Cash, Cash Equivalents, and Marketable Securities

The following table sets forth the cash, cash equivalents, and marketable securities as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$109,072	$—	$—	$109,072	$109,072	$—
Money market funds	248,128	—	—	248,128	248,128	—
U.S. government agencies	113,315	3	(4)	113,314	63,464	49,850
Corporate debt securities	194,018	1	(55)	193,964	115,182	78,782
Total	$664,533	$4	$(59)	$664,478	$535,846	$128,632

As of December 31, 2014, the Company did not carry any investments in marketable securities.

All available-for-sale investments as of December 31, 2015 have a contractual maturity of one year or less. The following table presents fair values and gross unrealized losses of investments that have been in an unrealized loss position for less than twelve months as of December 31, 2015 (in thousands):

	Fair Value	Gross Unrealized Losses
U.S. government agencies	$113,314	$(4)
Corporate debt securities	193,964	(55)
Total	$307,278	$(59)

There were no available-for-sale investments as of December 31, 2015 that have been in a continuous unrealized loss position for greater than twelve months.

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

Cash Flow Hedges

Beginning in the third quarter of 2015, the Company has entered into foreign currency derivative contracts designated as cash flow hedges to hedge certain forecasted revenue and expense transactions denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges consist of forward contracts with maturities of 12 months or less.

The Company periodically assesses the effectiveness of its cash flow hedges. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. All elements of the hedged transaction are included in the effectiveness assessment. The Company records the gains or losses, net of tax, related to the effective portion of its cash flow hedges as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. The Company records the gains or losses related to the ineffective portion of the cash flow hedges, if any, immediately in other expense, net. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income would immediately be reclassified as ineffectiveness to other expense, net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows.

The Company had outstanding contracts with a total notional amount of $346.6 million and $34.9 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of December 31, 2015.

Balance Sheet Hedges

The Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value, do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other expense, net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities.

The notional amount of foreign currency contracts open in U.S. dollar equivalents was $47.2 million and $37.2 million as of December 31, 2015 and 2014, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the dates presented (in thousands):

		December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Cash flow designated hedges	Prepaid expense and other current assets	$3,116	$—	$—	$—
Cash flow designated hedges	Accrued liabilities	—	1,327	—	—
Hedges not designated	Prepaid expense and other current assets	2,886	—	316	—
Hedges not designated	Accrued liabilities	—	1,313	—	105
Total fair value of derivative instruments		$6,002	$2,640	$316	$105

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the consolidated statement of operations for the periods presented (in thousands):

		Year Ended December 31,
	Income Statement Location	2015	2014
Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI—effective portion		$2,785	$—
Gain (loss) reclassified from OCI into income—effective portion	Revenue	2,183	—
Gain (loss) reclassified from OCI into income—effective portion	Operating expenses	(899)	—
Gain (loss) recognized in income—ineffective portion	Other expense, net	202	—
Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other expense, net	$5,861	$211

As of December 31, 2015, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into net income within the next 12 months.

Offsetting of Foreign Currency Derivative Contracts

The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. In July 2015, the Company started to enter into master netting arrangements, which mitigate credit risk by permitting net settlement of transactions with the same counterparty. The Company is not required to pledge, and is not entitled to receive, cash collateral related to these derivative instruments.

The following table sets forth the available offsetting of net derivative assets under the master netting arrangements as of December 31, 2015 (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$6,002	$—	$6,002	$2,100	$—	$3,902

The following table sets forth the available offsetting of net derivative liabilities under the master netting arrangements as of December 31, 2015 (in thousands):

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$2,640	$—	$2,640	$2,100		$540

6.    Balance Sheet Components

Accounts Receivable Reserves

Changes in accounts receivable reserves were as follows (in thousands):

	Allowance for Doubtful Accounts	Revenue Reserve
Balance at December 31, 2012	$92	$3,187
Increases	651	20,307
Write-offs/returns taken	—	(8,078)
Balance at December 31, 2013	743	15,416
Increases	864	42,740
Write-offs/returns taken	(769)	(31,597)
Balance at December 31, 2014	838	26,559
Increases	1,115	169,677
Write-offs/returns taken	(128)	(122,191)
Balance at December 31, 2015	$1,825	$74,045

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Components	$5,359	$53,383
Finished goods	172,787	61,689
Total inventories	$178,146	$115,072

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2015	2014
Prepaid income taxes	$11,889	$—
POP displays, net	9,990	7,121
Derivative assets	6,002	316
Prepaid expenses and other current assets	15,649	6,177
Total prepaid expenses and other current assets	$43,530	$13,614

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Tooling and manufacturing equipment	$53,092	$28,344
Furniture and office equipment	6,809	2,891
Purchased and internally-developed software	3,794	1,396
Leasehold improvements	8,388	3,594
Total property and equipment	72,083	36,225
Less: Accumulated depreciation and amortization	(27,582)	(9,790)
Property and equipment, net	$44,501	$26,435

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2015 were as follows (in thousands). See Note 15 for additional information.

Goodwill
Balance at December 31, 2014	$—
Goodwill acquired	22,562
Subsequent goodwill adjustments	(405)
Balance at December 31, 2015	$22,157

There were no recognized intangible assets outstanding as of December 31, 2014. The carrying amounts of the intangible assets as of December 31, 2015 were as follows (in thousands, except useful life). See Note 15 for additional information.

	December 31, 2015			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net
Developed technology	$12,640	$(1,442)	$11,198	6.3
Trademarks and other	1,278	(260)	1,018	4.1
Total intangible assets, net	$13,918	$(1,702)	$12,216

Total amortization expense related to intangible assets was $1.7 million for 2015, respectively.

The estimated future amortization expense of acquired intangible assets to be charged to cost of revenue and operating expenses after 2015, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
2016	$1,806	$281	$2,087
2017	1,806	230	2,036
2018	1,806	230	2,036
2019	1,806	230	2,036
2020	1,806	47	1,853
Thereafter	2,168	—	2,168
Total intangible assets, net	$11,198	$1,018	$12,216

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Product warranty	$40,212	$20,098
Accrued sales and marketing	33,389	154
Accrued co-op advertising and marketing development funds	29,077	7,679
Employee related liabilities	27,394	4,115
Accrued sales incentives	24,324	3,426
Accrued manufacturing expense and freight	10,723	16,229
Sales taxes and VAT payable	8,349	2,291
Inventory received but not billed	4,292	6,242
Accrued legal fees	3,138	678
Derivative liabilities	2,640	105
Customer deposits	2,062	6,391
Other	9,377	3,532
Accrued liabilities	$194,977	$70,940

Product warranty reserve activities were as follows (in thousands):

Reserve For Product Warranty(1)
Balance at December 31, 2012	$2,232
Charged to cost of revenue	9,078
Settlement of claims	(2,830)
Balance at December 31, 2013	8,480
Charged to cost of revenue	19,462
Settlement of claims	(7,844)
Balance at December 31, 2014	20,098
Charged to cost of revenue	55,642
Changes in estimate related to pre-existing warranties	(8,968)
Settlement of claims	(26,560)
Balance at December 31, 2015	$40,212

(1)	Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “—Fitbit Force Recall Reserve” for additional information regarding such reserves.

The changes in estimate related to pre-existing warranties resulted from a reduction in the estimated number of units to be replaced and in the estimated cost of replacement units based on additional historical experience.

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

Fitbit Force recall reserve activities were as follows (in thousands):

Reserve For Fitbit Force Recall
Balance at December 31, 2012	$—
Charged to revenue	30,607
Charged to cost of revenue	49,493
Charged to general and administrative	2,838
Settlement of claims	—
Balance at December 31, 2013	82,938
Charged to revenue	8,112
Charged to cost of revenue	11,339
Charged to general and administrative	505
Settlement of claims	(80,418)
Balance at December 31, 2014	22,476
Benefit to cost of revenue	(5,755)
Benefit to general and administrative	(1,174)
Settlement of claims	(10,425)
Balance at December 31, 2015	$5,122

During 2013, the Company recorded excess and obsolete Fitbit Force inventory-related amounts of $10.3 million, included in the reserve, and wrote-off $1.7 million for specialized Fitbit Force tooling and manufacturing equipment to cost of revenue as incurred in the consolidated statement of operations. During 2014, legal fees of $2.9 million were recognized as incurred, in addition to legal settlement costs of $0.5 million related to the Fitbit Force recall, which were included in general and administrative costs in the consolidated statement of operations. During 2015, a benefit to cost of revenue of $5.8 million was recognized due to a change in estimate of costs to fulfill Fitbit Force returns. In addition, a benefit to legal expenses of $4.4 million was recognized in general and administrative costs, of which $1.2 million was previously included in the Fitbit Force recall reserve, due to the settlement of Fitbit Force legal liabilities. See Note 8. for additional information on the legal settlement.

Accumulated Other Comprehensive Income

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2014	$—	$37	$—	$37
Other comprehensive income (loss) before reclassifications	1,276	(42)	(63)	1,171
Amounts reclassified from AOCI	(525)	—	8	(517)
Other comprehensive income (loss)	751	(42)	(55)	654
Balance at December 31, 2015	$751	$(5)	$(55)	$691

Other comprehensive income consisted only of currency translation adjustments of an immaterial amount in 2014, and there was no other comprehensive income in 2013.

7.    Long-Term Debt

2012 Financing Facility

In August 2012, the Company entered into a debt agreement with Silicon Valley Bank (“SVB”) with a borrowing capacity of $26.0 million consisting of a $14.0 million revolving line of credit, a $3.0 million senior term loan, and a $9.0 million mezzanine term loan facility. The revolving line of credit, senior term loan, and mezzanine term loan facility were all terminated in August 2014.

2014 Credit Agreement

In August 2014, the Company entered into an amended and restated credit agreement (“Asset-Based Credit Facility”) with SVB, as administrative agent and lender, and several other lenders, including affiliates of Morgan Stanley & Co. LLC, SunTrust Robinson Humphrey, Inc., and Deutsche Bank Securities Inc. The Asset-Based Credit Facility allowed the Company to borrow up to the lesser of (i) $180.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans and (ii) the borrowing base then in effect less the amount then outstanding under letters of credit and loans. The borrowing base is determined by the Company’s collateral agents based on several variables, including percentages of the book value of certain eligible accounts receivable and a percentage of certain eligible inventories. Borrowings under the Asset-Based Credit Facility could be drawn as Alternate Base Rate or ABR loans or Eurodollar loans. ABR loans bore interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bore interest at a variable rate based on the LIBOR rate and Euro currency reserve requirements. The Company was also required to pay an annual commitment fee on the average daily unused portion of the facility of 0.25%, 0.35%, or 0.45%, based on usage of the facility. As of December 31, 2014, the effective interest rate on the revolving line of credit was 4.25%

The Asset-Based Credit Facility required the Company to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.1:1, consolidated leverage ratios of between 3:1 and 2:1, and levels of liquidity of not less than $15.0 million. The Asset-Based Credit Facility also required the Company to comply with certain non-financial covenants. The Company was in compliance with these covenants as of December 31, 2014.

As of December 31, 2014, the Company had $125.0 million of outstanding borrowings under the Asset-Based Credit Facility. In January 2015, the Company repaid $125.0 million of its indebtedness under the Asset-Based Credit Facility. The Asset-Based Credit Facility was terminated in December 2015.

2014 Revolving Credit and Guarantee Agreement

In August 2014, the Company entered into a revolving credit and guarantee agreement (“Cash Flow Facility”) with an affiliate of Morgan Stanley & Co. LLC, as administrative agent and collateral agent, and several other lenders, including SVB and an affiliate of SunTrust Robinson Humphrey, Inc. In October 2014, the Company entered into an incremental joinder agreement with an affiliate of Barclays Capital, Inc., which amended the Cash Flow Facility to increase the borrowing limit under the Cash Flow Facility. The Cash Flow Facility allowed the Company to borrow up to $50.0 million, including up to $10.0 million for the issuance of letters of credit and up to $10.0 million for swing line loans. Borrowings under the Cash Flow Facility could be drawn as ABR loans or Eurodollar loans. ABR loans under our Cash Flow Facility bore interest at a variable rate equal to the applicable margin plus the highest of (i) 3.5%, (ii) the prime rate, (iii) the federal funds effective rate plus 0.5%, and (iv) the adjusted LIBOR rate plus 1.0%. Eurodollar loans under the Cash Flow Facility bore interest at a variable rate for any day based on the LIBOR rate and Euro currency reserve requirements. The Company was also required to pay an annual commitment fee on the average daily unused portion of the facility of 0.375% or 0.5%, based on usage of the facility. As of December 31, 2014, the effective interest rate on the revolving line of credit was 3.59%. The Cash Flow Facility also required the Company to comply with certain financial covenants, including maintaining certain consolidated leverage ratios of between 3:1 and 2:1, and other non-financial covenants.

As of December 31, 2014, the Company had $8.0 million of outstanding borrowings under the Cash Flow Facility. In March 2015, the Company repaid $8.0 million of its indebtedness under the Cash Flow Facility. The Cash Flow Facility was terminated in December 2015.

2015 Credit Agreement

In December 2015, the Company entered into a second amended and restated credit agreement, or Senior Facility, with Silicon Valley Bank, or SVB, as administrative agent, collateral agent, and lender, SunTrust Bank as syndication agent, SunTrust Robinson Humphrey, Inc. and several other lenders to replace the existing asset-based credit facility and cash flow facility. This Senior Facility allows the Company to borrow up to $250.0 million, including up to a $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. Borrowings under the Senior Facility may be drawn as Alternate Base Rate, or ABR, loans or Eurodollar loans, and matures in December 2020. ABR loans bear interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bear interest at a variable rate based on the LIBOR rate and Eurodollar reserve requirements, but in any case at a minimum rate of 1.0% per annum.

The Company has the option to repay our borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires the Company to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.15:1, and a consolidated leverage ratio of less than 3:1. The Senior Facility also requires the Company to comply with certain non-financial covenants. Subsequent to December 31, 2015, the Company requested and received a waiver from the lender group to extend the deadline for compliance of a non-financial covenant to March 1, 2016. The Company expects to remain in compliance with the debt covenants, however, no assurances can be provided that the Company will continue to remain in compliance with the debt covenants. Obligations under the credit facility are secured by substantially all of our assets, excluding our intellectual property. As of December 31, 2015, there were no outstanding borrowings under the Senior Facility.

The fair value of warrants issued in connection with debt agreements prior to 2012 was recorded as a debt discount and is amortized to interest expense using the straight-line method which approximated the effective interest method over the term of the related debt agreement. In addition, capitalized issuance costs are amortized to interest expense over the term of the related financing arrangement on a straight-line basis. Interest expense for 2015, 2014, and 2013 was $1.0 million, $2.2 million, and $1.1 million, respectively.

Letters of Credit

As of December 31, 2015 and 2014, the Company had outstanding letters of credit of $17.1 million and $2.9 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

8.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2016 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases.

Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $8.4 million, $4.1 million, and $0.9 million for 2015, 2014, and 2013, respectively.

Future minimum payments under the leases as of December 31, 2015 were as follows (in thousands):

Year ending December 31,	Amounts
2016	$16,843
2017	20,825
2018	19,835
2019	18,789
2020	15,312
Thereafter	52,020
Total	$143,624

Purchase Commitments

The aggregate amount of purchase orders open as of December 31, 2015 was approximately $452.4 million. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

Legal Proceedings

Fitbit Force. In 2014, class action and personal injury lawsuits were filed against the Company based upon claims of allergic reactions from adhesives in the Fitbit Force, and alleged violations of various state false advertising and unfair competition statutes based on the Company’s sale and marketing of the Fitbit Force. The class action cases were settled in 2014. Certain personal injury complaints remain outstanding, including several complaints filed in 2015. In the fourth quarter of 2015, the Company received proceeds from the insurance policies that apply to these claims and related legal fees, and the Company recorded an accrual for liabilities arising under these claims that was immaterial and falls within the proceeds received.

Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge. In 2014, one personal injury lawsuit was filed against the Company based upon claims of skin irritation from the Fitbit Flex. Additional lawsuits were filed in 2015 based upon claims of personal injury from the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge. These personal injury complaints remain outstanding. In the fourth quarter of 2015, the Company received proceeds from the insurance policies that apply to these claims and related legal fees, and the Company recorded an accrual for liabilities arising under these claims that was immaterial and falls within the proceeds received.

Jawbone. On May 27, 2015, Jawbone filed a lawsuit against the Company and certain of its employees who were formerly employed by Jawbone in the Superior Court of the State of California in the County of San Francisco alleging trade secret misappropriation and unfair and unlawful business practices against all defendants, and alleging breach of contract and breach of implied covenant of good faith and fair dealing against the employee defendants. The complaint alleges, among other things, that prior to leaving Jawbone at various times in 2015, the employees downloaded Jawbone company documents and materials, including allegedly confidential and trade secret information, and that these employees are using such information in the development of our products. The complaint also alleges that the Company recruited those employees with the intent of using Jawbone’s proprietary information. The complaint seeks unspecified damages, including punitive damages and injunctive relief. On June 26, 2015, the Company and the employee defendants filed demurrers to Jawbone’s complaint. The Company sought to dismiss both causes of action brought against us (those for misappropriation of trade secrets and unfair business practices). The employee defendants sought to dismiss the breach of implied covenant and unfair business practices causes of action. On October 2, 2015, Jawbone filed a First Amended Complaint asserting the same causes of action and adding additional allegations to those raised in the initial complaint. On October 21, 2015, The Company and the employee defendants demurred to the First Amended Complaint, in which Fitbit once again moved to dismiss the misappropriation and unfair business practices causes of action and the employee defendants moved to dismiss those for breach of the implied covenant and unfair business practices. A hearing on the demurrers is currently scheduled for March 22, 2016.

On June 10, 2015, Jawbone and BodyMedia filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging that the Company infringes three U.S. patents held by them: U.S. Patent No. 8,446,275, titled “General Health and Wellness Management Method and Apparatus For A Wellness Application Using Data From a Data-Capable Band,” U.S. Patent No. 8,073,707, titled “System For Detecting, Monitoring, And Reporting An Individual’s Physiological Or Contextual Status,” and U.S. Patent No. 8,398,546, titled “System For Monitoring And Managing Body Weight And Other Physiological Conditions Including Iterative And Personalized Planning, Intervention And Reporting Capability.” Jawbone and BodyMedia allege that these patents have been infringed by a substantial majority of the Company’s products that it has sold historically, as well as several current products. The complaint seeks unspecified compensatory damages and attorney’s fees from the Company and to permanently enjoin the Company from making, manufacturing, using, selling, importing, or offering our products for sale.

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

On July 7, 2015, Jawbone and BodyMedia filed a complaint with the ITC requesting an investigation into purported violations of the Tariff Act of 1930 by the Company and Flextronics International Ltd. and Flextronics Sales and Marketing (A-P) Ltd. The complaint alleges that the Company’s products infringe the same six U.S. patents at issue in the action brought against us in the U.S. District Court for the Northern District of California. Furthermore, the complaint makes the same allegations of trade secret misappropriation, unfair competition and unfair acts as a result of the Company’s hiring of the former Jawbone employees, as in the action brought against the Company and certain of its employees in the Superior Court in the State of California. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of Fitbit products that allegedly infringe upon Jawbone’s patents and misappropriate Jawbone’s trade secrets. On July 24, 2015, Jawbone and BodyMedia filed a letter with the ITC seeking to amend and supplement their ITC complaint. In their letter, Jawbone and BodyMedia, among other things, purport to identify the trade secrets allegedly misappropriated by the employee defendants. The ITC instituted the investigation on August 17, 2015, and has now set a hearing on May 9-16, 2016 and a target date for completion of the investigation on December 21, 2016.

On September 3, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that its activity trackers (UP Move, UP24, UP3, and UP4) infringe U.S. Patent Nos. 8,909,543, 9,031,812, and 9,042,971. On September 8, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the Northern District of California, asserting that its activity trackers infringe U.S. Patent Nos. 9,026,053, 9,084,923, and 9,106,307. On October 29, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe U.S. Patent Nos. 8,920,332, 8,868,377, and 9,089,760.

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

The case filed by Jawbone against the Company in the Northern District of California has been stayed, pending a determination in the ITC on the same patents.  The first case filed by the Company against Jawbone in the District of Delaware, asserting the ’543, ’812, and ’971 patents, has been transferred to the Northern District of California. The second case filed by the Company against Jawbone in the District of Delaware, asserting the ’332, ’377, and ’760 patents, has been stayed, pending a determination in the ITC on the same patents.

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

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Plaintiffs have amended their complaint four times, and on January 15, 2016, the Company moved to dismiss the Fourth Amended Complaint. A hearing on the motion to dismiss is currently scheduled for March 16, 2016. The Company believes that the plaintiffs’ allegations are without merit, and intend to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

Heart Rate Monitoring. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District for the Northern District of California, alleging that the PurePulse heart rate monitoring technology in the Fitbit Charge HR and Fitbit Surge do not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims as well as violations of various states’ false advertising and unfair competition statutes based on our sale and marketing of the Fitbit Charge HR and Fitbit Surge. Plaintiffs seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The Company believes that the plaintiffs’ allegations are without merit, and intend to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

Federal Securities Class Action. On January 11, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 by the Company and the officers for allegedly making materially false and misleading statements regarding its business and operations between June 18, 2015 and November 13, 2015. Plaintiff seeks to represent a class of persons who purchased or otherwise acquired the Company’s securities (i) on the open market between June 18, 2015 and January 6, 2016; and/or (ii) pursuant to or traceable to the IPO. Plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The Company believes that the plaintiff’s allegations are without merit, and intend to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

Other. The Company is and, from time to time, may in the future become, involved in other legal proceedings in the ordinary course of business. The Company currently believes that the outcome of any of these existing legal proceedings, including the aforementioned cases, either individually or in the aggregate, will not have a material impact on the operating results, financial condition or cash flows of the Company. With respect to existing legal proceedings, the Company has either determined that the existence of a material loss is not reasonably possible or that it is unable to estimate a reasonably possible range of loss.

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

9.    Redeemable Convertible Preferred Stock and Warrants

Redeemable Convertible Preferred Stock

In connection with the closing of the Company’s IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted on a one-for-one basis into an aggregate of 139,851,483 shares of Class B common stock. Redeemable convertible preferred stock outstanding as of December 31, 2014 and immediately prior to the conversion into Class B common stock and December 31, 2014 consisted of the following (in thousands, except per share data):

	Shares Authorized	Shares Outstanding	Price per Share	Net Carrying Value	Liquidation Preference
Series A	10,200	10,200	$0.04167	$421	$425
Series A-1	22,369	22,369	0.09164	2,000	2,050
Series B	42,360	42,052	0.21580	10,533	9,075
Series C	39,600	36,080	0.33452	12,049	12,069
Series D	30,000	29,150	1.47513	42,811	43,000
Total	144,529	139,851		$67,814	$66,619

Redeemable Convertible Preferred Stock Warrants

As of December 31, 2014 and immediately prior to the completion of the IPO, the Company had the following redeemable convertible preferred stock warrants issued and outstanding (in thousands, except per share data):

Warrant Class:	Number of Shares Underlying Warrants	Fair Value	Issuance Date	Exercise Price per Share
Series B	278	2,351	June 2011	$0.22
Series C	57	475	April 2012	0.33
Series C	1,215	9,728	September 2012	0.67
Series C(1)	405	3,243	September 2012	0.67
Total	1,955	$15,797

(1)
Represents additional shares that may be exercised pursuant to the Series C redeemable convertible preferred stock warrant issued in September 2012 due to a draw down on a debt financing arrangement in March 2013.

Immediately prior to the completion of the IPO, the Company issued 274,992 shares of Series B redeemable convertible preferred stock and 1,210,591 shares of Series C redeemable convertible preferred stock upon the exercise of 277,992 and 1,251,357 of Series B and Series C redeemable convertible preferred stock warrants, respectively, after the forfeiture of 3,000 and 40,766 Series B and Series C redeemable convertible preferred stock warrants, respectively. The shares issued upon the net exercise were sold as Class A common stock in the IPO. In addition, all of the remaining outstanding redeemable convertible preferred stock warrants automatically converted to Class B common stock warrants upon closing of the IPO. As a result of the net exercise of redeemable convertible preferred stock warrants and automatic conversion of the remaining warrants to Class B common stock warrants, the Company revalued the warrants as of the completion of the IPO and reclassified the remaining redeemable convertible preferred stock warrant liability balance related to the unexercised warrants to additional paid-in capital. All remaining outstanding Class B common stock warrants were exercised subsequent to the IPO and as of December 31, 2015, there were no longer any Class B common stock warrants outstanding.

Prior to the IPO, as the redeemable convertible preferred stock warrants were exercisable into contingently redeemable preferred shares, the Company had recognized a liability for the fair value of its warrants upon issuance and subsequently remeasured the liability at the end of each reporting period. The Company estimated the fair values of the redeemable convertible preferred stock warrants using the Black-Scholes option-pricing model based on inputs as of the valuation measurement dates, including the fair values of our convertible preferred stock, the estimated volatility of the price of our convertible preferred stock, the expected term of the warrants, and the risk-free interest rates. The key assumptions used in the Black-Scholes option-pricing model for the revaluation of the redeemable convertible preferred stock warrants were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	0.5	0.8 – 1.3	0.6 – 6.9
Volatility	81.3%	46.7 – 54.9%	31.2 – 62.7%
Risk-free interest rate	0.1%	0.1 – 0.2%	0.1 – 2.5%
Dividend yield	—%	—%	—%

10.    Stockholders’ Equity

Preferred Stock

Upon completion of its IPO on June 22, 2015, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2015, there were 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.

Common Stock

In connection with the IPO, the Company established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO were converted into an equivalent amount of shares of Class B common stock. As of December 31, 2015, the Company had 600,000,000 shares of Class A common stock authorized with a par value of $0.0001 per share and 350,000,000 shares of Class B common stock authorized with a par value of $0.0001 per share. As of December 31, 2015, 99,416,351 shares of Class A common stock were issued and outstanding and 115,365,222 shares of Class B common stock were issued and outstanding. As of December 31, 2014, the Company had 230,400,000 shares of common stock authorized for issuance and 40,875,583 shares issued and outstanding.

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

2007 Equity Incentive Plan

In September 2007, the Company adopted the Amended and Restated 2007 Stock Plan (the “2007 Plan”), which was most recently amended in March 2015. The 2007 Plan provides for the grant of incentive and non-statutory stock options and RSUs to employees, directors, and consultants under terms and provisions established by the board of directors. The board of directors determines the period over which the options vest and become exercisable. Options granted under the 2007 Plan are generally subject to a four-year vesting period, with 25% vesting after a one-year period and monthly vesting thereafter. Options expire after ten years. The exercise price of incentive stock options granted under the 2007 Plan must be at least equal to 100% of the fair value of the common stock at the date of grant, as determined by the board of directors. The exercise price of non-statutory options granted under the 2007 Plan must be at least equal to 85% of the fair value of the common stock at the date of grant, as determined by the board of directors. RSUs granted under the 2007 Plan are generally subject to a three- or four-year vesting period with annual vesting.

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

2015 Equity Incentive Plan

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the 2007 Plan. The remaining shares available for issuance under the 2007 Plan became reserved for issuance under the 2015 Plan, and the Company ceased granting awards under the 2007 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of common stock as of the immediately preceding December 31. The share reserve may also increase to the extent that outstanding awards expire or terminate un-exercised. As of December 31, 2015, 3,685,100 shares were available for grant under the 2015 Plan.

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

On each purchase date, eligible employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock (i) on the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. For the first offering period, which began on June 17, 2015, the fair market value of the Class A common stock on the offering date was $20.00, the price at which the Company’s Class A common stock was first sold to the public in its IPO, as specified in the final prospectus filed with the SEC on June 18, 2015, pursuant to Rule 424(b).

Stock Options

Activity under the 2007 Plan and 2015 Plan is as follows (in thousands except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value
Balance—December 31, 2012	20,947	$0.06
Granted	6,476	0.61
Exercised	(3,283)	0.05	$1,111
Canceled	(736)	0.16
Balance—December 31, 2013	23,404	0.21
Granted	22,094	3.25
Exercised	(735)	0.14	$3,001
Canceled	(765)	0.95
Balance—December 31, 2014	43,998	1.72	$207,863
Granted	6,950	10.67
Exercised	(5,397)	0.74	$173,507
Canceled	(1,189)	3.21
Balance—December 31, 2015	44,362	3.20	$1,171,688
Options exercisable—December 31, 2015	20,763	0.99	$593,810
Options vested and expected to vest—December 31, 2015	43,502	3.16	$1,150,881

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the board of directors, as of December 31, 2014 and the fair value of the Class A common stock of $29.59 as of December 31, 2015.

The total grant date fair value of options that vested during 2015, 2014, 2013 was $18.6 million, $1.7 million, and $0.3 million, respectively.

Restricted Stock Units

RSU activity under the equity incentive plans is as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2014	—	$—
Granted	3,326	34.27
Forfeited or canceled	(34)	34.26
Unvested balance—December 31, 2015	3,292	34.27

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Cost of revenue	$4,739	$890	$37
Research and development	18,251	2,350	288
Sales and marketing	7,419	1,295	204
General and administrative	10,615	2,269	91
Total stock-based compensation expense	$41,024	$6,804	$620

The weighted-average grant date fair value of stock options granted during 2015, 2014, and 2013 was $10.67, $2.40, and $0.52 per share, respectively. As of December 31, 2015, the total unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $78.2 million, which the Company expects to recognize over an estimated weighted average period of 2.9 years, respectively.

As of December 31, 2015, the total unrecognized compensation expense related to unvested RSUs, net of estimated forfeitures, was $96.6 million, which the Company expects to recognize over an estimated weighted average period of 3.5 years. As of December 31, 2015, the total unrecognized compensation expense related to unvested common stock issued in connection with the FitStar acquisition, net of estimated forfeitures, was $1.7 million, which the Company expects to recognize over an estimated weighted average period of 2.2 years.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The fair value of RSUs is the fair value of the Company’s Class A common stock on the grant date. In determining the fair value of the options and the equity awards issued under the 2015 ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—The fair value of the shares of common stock underlying stock options has historically been established by the Company’s board of directors, which is responsible for these estimates, and has been based in part upon a valuation provided by an independent third-party valuation firm. Because there has been no public market for the Company’s common stock, its board of directors considered this independent valuation and other factors, including, but not limited to, revenue growth, the current status of the technical and commercial success of its operations, its financial condition, the stage of development and competition to establish the fair value of the Company’s common stock at the time of grant of the option. The fair value of the underlying common stock will be determined by the board of directors until such time as its common stock is listed on a stock exchange. Following the completion of the IPO, the Company began using the market closing price for Class A common stock as reported on the New York Stock Exchange.

Expected Term—The expected term represents the period over which the Company anticipates stock-based awards to be outstanding. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable. As a result, for stock options, the Company used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the option. Under the simplified method, the expected term is equal to the average of the stock-based award’s weighted average vesting period and its contractual term. The expected term of the 2015 ESPP is based on the contractual term.

Volatility—Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. The Company estimates the expected volatility of the common stock underlying its stock options at the grant date by taking the average historical volatility of the common stock of a group of comparable publicly traded companies over a period equal to the expected life of the options.

Risk-Free Rate—The risk-free interest rate is estimated average interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term of the awards.

Dividend Yield—The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, it used an expected dividend yield of zero.

In addition, the Company is required to estimate the amount of stock-based compensation that it expects to be forfeited based on historical experience. The assumptions used in calculating the fair value of the stock-based awards represent management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. The fair value of the stock option awards and awards issued under the 2015 ESPP granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Employee stock options
Expected term (in years)	6.25	6.25	6.00 – 6.25
Volatility	52.1% - 56.9%	54.83% – 60.94%	60.57% – 62.03%
Risk-free interest rate	1.5% - 1.9%	1.73% – 2.04%	1.04% – 1.93%
Dividend yield	—%	—%	—%

Employee stock purchase plan
Expected term (in years)	0.5 – 0.9	—	—
Volatility	27.7% - 35.0%	—%	—%
Risk-free interest rate	0.3%	—%	—%
Dividend yield	—%	—%	—%

11.     Income Taxes

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$278,250	$150,137	$(13,779)
Foreign	9,699	(10,364)	94
Total	$287,949	$139,773	$(13,685)

The income tax expense is composed of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$140,396	$47,565	$31,176
State	13,307	2,319	6,736
Foreign	1,107	113	25
Total current	154,810	49,997	37,937
Deferred:
Federal	(33,421)	(39,339)	—
State	(8,941)	(2,651)	—
Foreign	(176)	(11)	—
Total deferred	(42,538)	(42,001)	—
Total income tax expense	$112,272	$7,996	$37,937

The reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal effect	1.5	(0.2)	32.0
Foreign rate differential	(0.8)	2.7	(0.1)
Tax credits	(2.0)	(1.1)	(9.6)
Domestic production activities deduction	(3.3)	(2.6)	(12.7)
Warrant fair value adjustment	6.9	3.3	8.6
Stock-based compensation	1.7	—	—
Change in valuation allowance	—	(32.0)	292.6
Other	—	0.6	1.4
Effective tax rate	39.0%	5.7%	277.2%

For 2015, the Company recorded an expense for income taxes of $112.3 million, for an effective tax rate of 39.0%. The effective tax rate is higher than the statutory federal tax rate primarily due to state taxes, net of federal benefit and certain permanent differences related to the non-deductible change in fair value of the redeemable convertible preferred stock warrant liability and non-deductible stock-based compensation expense, partially offset by non-taxable income associated with the change in contingent consideration from the FitStar acquisition and a permanent domestic production activities deduction. For 2014, the Company recorded an expense for income taxes of $8.0 million, for an effective tax rate of 5.7%. The tax expense in 2014 reflects tax benefits of $51.3 million from the full release of the Company’s deferred income tax asset valuation allowance, of which $6.4 million related to a state tax benefit, partially offset by income tax expense on earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2015	2014
Net operating losses and credits	$5,225	$1,331
Fixed assets and intangible assets	1,227	2,436
Accruals and reserves	54,891	23,331
Fitbit Force recall reserve	1,910	8,159
Stock-based compensation	9,642	1,306
Other	10,566	5,438
Gross deferred tax assets	83,461	42,001
Debt issuance costs	(441)	—
Net deferred tax assets	$83,020	$42,001

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 retrospectively in its fourth quarter of 2015 and reclassified all of its current deferred tax assets to noncurrent deferred tax assets on the consolidated balance sheets for all periods presented.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. The Company evaluated its ability to realize the benefit of its net deferred tax assets and weighed all available positive and negative evidence both objective and subjective in nature. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Consideration was given to negative evidence such as: the duration and severity of losses in prior years, high seasonal revenue concentrations, increasing competitive pressures, and a challenging retail environment. However, after considering three consecutive years of revenue growth and a three-year cumulative income position as of September 30, 2014, the Company believes the weight of the objectively verifiable positive evidence is sufficient to overcome the weight of any negative evidence. Accordingly, for 2014, based on its assessment of the realizability of its deferred tax assets, the Company released the valuation allowance against all of its U.S. deferred tax assets which resulted in a tax benefit of $51.3 million. As of December 31, 2015, the Company continued to believe that it was more-likely-than-not that it would have future taxable income sufficient to realize the benefit of the Company’s net deferred tax assets.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $25.1 million for foreign tax purposes, if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

As of December 31, 2015, the Company has federal net operating loss carryforwards of $5.8 million which expire beginning in 2033, California net operating loss carryforwards of $5.7 million which expire beginning in 2033, and United Kingdom net operating loss carryforwards of $25.1 million which do not expire. As of December 31, 2015, the Company has federal research credit carryforwards of approximately $0.2 million, which if not utilized, begin to expire in 2028 and California research credit carryforwards of approximately $6.4 million, which do not expire.

Utilization of the net operating loss and tax credit carry forwards are subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company completed FitStar, Inc.'s Section 382 analysis through March 2015 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in March 2015. The Company does not expect the limitation to result in a reduction in total amount utilizable.

It is the intention of the Company to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The Company does not provide for U.S. income taxes on the earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred the Company would be subject to additional U.S. income taxes, subject to adjustment for foreign tax credits, and foreign withholding taxes. As of December 31, 2015, there was $1.6 million of cumulative foreign earnings upon which U.S. income taxes have not been provided.

As of December 31, 2015 and 2014, the Company has $23.5 million and $10.6 million of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$10,594	$7,991	$634
Reductions based on tax positions related to prior year	(18)	(418)	(87)
Additions based on tax positions related to current year	12,942	3,021	7,444
Balance at end of year	$23,518	$10,594	$7,991

At December 31, 2015, the total amount of gross unrecognized tax benefits was $23.5 million, all of which would affect the effective tax rate if recognized. The Company does not have any tax positions as of December 31, 2015 for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During 2015 and 2014, the Company recorded $0.6 million and $0.3 million related to the accrual of interest and penalties.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States and Ireland. The Company believes that adequate amounts have been reserved for these jurisdictions. The Company is under examination by the Internal Revenue Service for the 2013 tax year. For federal, state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2008.

12.    Related-Party Transactions

Softbank Distribution Agreement

In December 2012, the Company granted SoftBank BB Corporation (“SoftBank BB”), an entity affiliated with SoftBank PrinceVille Investments, L.P., one of the Company’s investors, a distribution right for the Company’s products in Japan, pursuant to a distribution agreement. The agreement was subsequently amended in December 2014 such that SoftBank BB relinquished its right of exclusivity.

For 2014 and 2013, the Company recognized a reduction of $1.7 million to revenue and $17.6 million in revenue, respectively related to SoftBank BB. The Company also recognized $0.1 million in expenses related to SoftBank BB in 2013. During 2014, product sales to SoftBank BB were $1.2 million. However the Company accepted sales returns of $2.9 million due to the amendment of the distribution agreement. An additional refund of $0.3 million was paid to SoftBank BB in 2015, and no amounts were due to either party as of December 31, 2015.

13.    Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$175,677	$131,777	$(51,622)
Less: noncumulative dividends to preferred stockholders	(2,526)	(5,326)	—
Less: undistributed earnings to participating securities	(59,133)	(98,103)	—
Net income (loss) attributable to common stockholders—basic	114,018	28,348	(51,622)
Add: adjustments to undistributed earnings to participating securities	8,821	10,175	—
Net income (loss) attributable to common stockholders—diluted	$122,839	$38,523	$(51,622)
Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	129,886	40,351	39,179
Effect of dilutive securities	34,327	20,828	—
Weighted-average shares of common stock—diluted for Class A and Class B	164,213	61,179	39,179
Net income (loss) per share attributable to common stockholders:
Basic	$0.88	$0.70	$(1.32)
Diluted	$0.75	$0.63	$(1.32)

The following common stock equivalents (in thousands) were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	December 31,
	2015	2014	2013

Redeemable convertible preferred stock	65,903	139,851	139,504
Stock options to purchase common stock	445	4,420	23,440
Restricted stock units	692	—	—
Redeemable convertible preferred stock warrants	921	1,955	2,302
Total	67,961	146,226	165,246

14.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue were as follows:

	December 31,
	2015	2014	2013
A	15%	13%	*
B	14	12	14
C	14	11	14

*	Revenue was less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
C	23%	14%
B	19	17
A	15	*
D	*	13
E	*	10

*	Accounts receivable were less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	December 31,
	2015	2014	2013

United States	$1,381,152	$562,553	$206,082
Americas excluding United States	92,252	38,576	9,094
Europe, Middle East, and Africa	208,767	60,699	25,041
APAC	175,827	83,605	30,870
Total	$1,857,998	$745,433	$271,087

As of December 31, 2015 and 2014, long-lived assets, which represent property and equipment, located outside the United States were $28.9 million and $20.0 million, respectively.

15. Acquisition

In March 2015, the Company acquired all of the outstanding securities of FitStar, Inc., a privately-held company, for aggregate acquisition consideration of $32.5 million, comprised of $13.3 million related to the issuance of 1,059,688 shares of the Company’s common stock, net of a repurchase of 24,949 shares, $11.5 million of cash, and $7.7 million of contingent consideration. FitStar is a provider of interactive video-based exercise experiences on mobile devices and computers that utilize proprietary algorithms to adjust and customize workouts for individual users. The acquisition is expected to enhance the Company’s software and services offerings.

Under the acquisition agreement, the Company was obligated to issue additional common stock or pay cash to FitStar shareholders. The actual amount of this contingent consideration depended on market-based events that may occur in the future. The Company determined the fair market value of this contingent consideration to be $7.7 million as of the acquisition date using the Monte Carlo simulation method. The fair value of this liability is adjusted at each reporting period, and the change in fair value is included in other income (expense), net on the consolidated statement of operations. As a result of the Company’s IPO, the Company recorded a change in fair value of $7.7 million as a benefit and as of December, 31, 2015 the fair value of the contingent consideration liability was zero. The terms related to the contingent consideration have expired as of December 31, 2015 and no amounts were paid or shares issued for the contingent consideration.

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

In addition, upon acquisition, the Company issued 308,216 shares of common stock net of a repurchase of 24,948 shares, valued at $4.2 million. The Company is also obligated to make cash payments up to $1.2 million. Both the common stock and the cash payments are additional consideration which is contingent upon former employees of FitStar continuing to be employed by the Company. As such, this additional consideration was not part of the purchase price and is recognized as post-acquisition compensation expense over the related requisite service period. The Company also recorded acquisition-related transaction costs of $0.3 million, which were included in general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2015.

The results of operations of the acquisition are included in the accompanying consolidated statements of operations from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because they are not material to the Company’s consolidated financial statements.

16.    Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial information for each of the four quarters of 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$711,570	$409,262	$400,412	$336,754
Gross profit	$348,299	$196,013	$187,542	$169,209
Net income	$64,165	$45,834	$17,681	$47,997
Net income per share attributable to common stockholders—basic	$0.30	$0.22	$0.09	$0.26
Net income per share attributable to common stockholders—diluted	$0.26	$0.19	$0.07	$0.22

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$370,184	$152,862	$113,572	$108,815
Gross profit	$170,894	$83,605	$58,389	$44,769
Net income	$39,240	$68,912	$14,753	$8,872
Net income per share attributable to common stockholders—basic	$0.21	$0.38	$0.07	$0.04
Net income per share attributable to common stockholders—diluted	$0.19	$0.34	$0.07	$0.04

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2015.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements
The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to consolidated financial statements under Item 8.

3.	Exhibits
See Exhibit Index following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2016
FITBIT, INC.

	By:	/s/ James Park
James Park
President, Chief Executive Officer, and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints James Park and William Zerella, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Park	President, Chief Executive Officer, and Chairman	February 26, 2016
James Park	(Principal Executive Officer)

/s/ William Zerella	Chief Financial Officer	February 26, 2016
William Zerella	(Principal Financial and Accounting Officer)

/s/ Eric N. Friedman	Chief Technology Officer and Director	February 26, 2016
Eric N. Friedman

/s/ Jonathan D. Callaghan	Director	February 26, 2016
Jonathan D. Callaghan

/s/ Steven Murray	Director	February 26, 2016
Steven Murray

/s/ Christopher Paisley	Director	February 26, 2016
Christopher Paisley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Registrant.	10-Q	001-37444	3.1	8/7/2015
3.2	Restated Bylaws of Registrant.	10-Q	001-37444	3.2	8/7/2015
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-203941	4.1	6/2/2015
4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated June 6, 2013.	S-1	333-203941	4.2	5/7/2015
10.1*	Form of Indemnification Agreement.	S-1	333-203941	10.1	5/7/2015
10.2*	Amended and Restated 2007 Stock Plan, as amended, and forms of award agreements.	S-1	333-203941	10.2	5/7/2015
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-203941	10.3	5/7/2015
10.4*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Equity Incentive Plan.	8-K	001-37444	10.1	2/9/2016
10.5*	2015 Employee Stock Purchase Plan.	S-1	333-203941	10.4	5/7/2015
10.6*	Offer Letter by and between the Registrant and William Zerella, dated April 24, 2014.	S-1	333-203941	10.5	5/7/2015
10.7*	Offer Letter by and between the Registrant and Edward Scal, dated October 9, 2010.					X
10.8*	Offer Letter by and between the Registrant and Andy Missan, dated March 15, 2013.					X
10.9	Office Lease by and between the Registrant and 405 Howard, LLC, dated September 30, 2013.	S-1	333-203941	10.6	5/7/2015
10.10	Office Lease by and between the Registrant and GLL BIT Fremont Street Partners, L.P., dated June 26, 2015.	10-Q	001-37444	10.3	8/7/2015
10.11†	Flextronics Manufacturing Services Agreement by and among Fitbit International Limited, the Registrant, and Flextronics Sales & Marketing (A-P) Ltd., dated March 19, 2015.	S-1/A	333-203941	10.7	5/21/2015
10.12	Second Amended and Restated Credit Agreement, by and among Fitbit, Inc., the lenders party thereto and Silicon Valley Bank, as administrative agent, dated December 10, 2015.	8-K	001-37444	10.1	12/15/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Revolving Credit and Guaranty Agreement by and among Registrant, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Bank N.A., and Morgan Stanley Senior Funding, Inc., dated August 13, 2014.	S-1	333-203941	10.9	5/7/2015
10.14*	Form of Retention Agreement.	S-1/A	333-203941	10.10	5/21/2015
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on page II-2).					X
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer.					X
32.1◊	Section 1350 Certification of Chief Executive Officer.					X
32.2◊	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Schema Linkbase Document.					X
101.CAL	XBRL Calculation Linkbase Document.					X
101.DEF	XBRL Definition Linkbase Document.					X
101.EXT	XBRL Extension Label Linkbase Document.					X
101.PRE	XBRL Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.

†	Portions of this exhibit have been granted confidential treatment by the SEC

◊
These certifications are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.