Form 10-Q
period 2016-04-02
FITBIT INC
filed 2016-05-06
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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

As of April 30, 2016, there were 155,202,518 shares of the registrant’s Class A common stock outstanding and 62,744,332 million shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	competitors and competition in our markets;

•	our ability to develop new products and services or improve our existing products and services;

•	our ability to expand brand awareness;

•	our reliance on third-party suppliers, contract manufacturers (particularly Flextronics) and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	trends in revenue, costs of revenue and gross margin;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectation to derive the substantial majority of our revenue from sales of devices;

•	growing our sales of subscription-based services;

•	the impact of foreign currency exchange rates;

•	releasing and shipping new products and services, and the timing thereof;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value per share amounts)
(unaudited)

	April 2, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$722,062	$535,846
Marketable securities	69,652	128,632
Accounts receivable, net	339,669	469,260
Inventories	212,092	178,146
Prepaid expenses and other current assets	60,006	43,530
Total current assets	1,403,481	1,355,414
Property and equipment, net	51,579	44,501
Goodwill	22,157	22,157
Intangible assets, net	11,683	12,216
Deferred tax assets	87,601	83,020
Other assets	1,773	1,758
Total assets	$1,578,274	$1,519,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$238,696	$260,842
Accrued liabilities	232,427	194,977
Deferred revenue	50,929	44,448
Fitbit Force recall reserve	4,339	5,122
Income taxes payable	1,671	2,868
Total current liabilities	528,062	508,257
Other liabilities	36,886	29,358
Total liabilities	564,948	537,615
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	22	21
Additional paid-in capital	762,776	737,820
Accumulated other comprehensive income (loss)	(3,426)	691
Retained earnings	253,954	242,919
Total stockholders’ equity	1,013,326	981,451
Total liabilities and stockholders’ equity	$1,578,274	$1,519,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2016	March 31, 2015
Revenue	$505,356	$336,754
Cost of revenue	271,601	167,545
Gross profit	233,755	169,209
Operating expenses:
Research and development	72,248	22,426
Sales and marketing	107,051	43,867
General and administrative	35,702	12,981
Total operating expenses	215,001	79,274
Operating income	18,754	89,935
Interest income (expense), net	582	(467)
Other income (expense), net	1,568	(13,077)
Income before income taxes	20,904	76,391
Income tax expense	9,869	28,394
Net income	11,035	47,997
Less: noncumulative dividends to preferred stockholders	—	(1,314)
Less: undistributed earnings to participating securities	—	(36,060)
Net income attributable to common stockholders—basic	11,035	10,623
Add: adjustments for undistributed earnings to participating securities	—	4,992
Net income attributable to common stockholders—diluted	$11,035	$15,615
Net income per share attributable to common stockholders:
Basic	$0.05	$0.26
Diluted	$0.05	$0.22
Shares used to compute net income per share attributable to common stockholders:
Basic	216,043	41,201
Diluted	242,009	70,289
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2016	March 31, 2015
Net income	$11,035	$47,997
Other comprehensive income:
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit of $1,715 and $ —, respectively	(2,533)	—
Less: reclassification for realized net gains included in net income, net of tax expense of $725 and $ —, respectively	(1,571)	—
Net change, net of tax	(4,104)	—
Change in foreign currency translation adjustment, net of tax	(72)	44
Change in unrealized loss on available-for-sale investments, net of tax	59	—
Comprehensive income	$6,918	$48,041
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 2, 2016	March 31, 2015
Cash Flows from Operating Activities
Net income	$11,035	$47,997
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for inventory obsolescence	231	1,761
Depreciation	6,475	3,363
Write-off of property and equipment	484	—
Amortization of intangible assets	533	106
Revaluation of redeemable convertible preferred stock warrant liability	—	10,335
Stock-based compensation	17,770	4,903
Deferred income taxes	(4,581)	(3,875)
Excess of tax benefit from stock-based compensation	(5,977)	—
Other	547	234
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	129,218	77,371
Inventories	(34,149)	(24,198)
Prepaid expenses and other assets	(16,547)	(8,220)
Fitbit Force recall reserve	(783)	(7,371)
Accounts payable	(16,317)	(59,478)
Accrued liabilities and other liabilities	38,729	(4,826)
Deferred revenue	6,481	7,467
Income taxes payable	4,317	(12,909)
Net cash provided by operating activities	137,466	32,660
Cash Flows from Investing Activities
Purchase of property and equipment	(16,676)	(5,009)
Purchases of marketable securities	(62,576)	—
Maturities of marketable securities	121,598	—
Acquisition, net of cash acquired	—	(11,037)
Net cash provided by (used in) investing activities	42,346	(16,046)
Cash Flows from Financing Activities
Payments of offering costs	(1,236)	(1)
Proceeds from exercise of stock options	2,374	70
Taxes paid related to net share settlement of restricted stock units	(574)	—
Excess of tax benefit from stock-based compensation	5,977	—
Proceeds from issuance of debt and revolving credit facility, net debt discount	—	160,000
Repayment of debt	—	(134,503)
Net cash provided by financing activities	6,541	25,566
Net increase in cash and cash equivalents	186,353	42,180
Effect of exchange rate on cash and cash equivalents	(137)	43
Cash and cash equivalents at beginning of period	535,846	195,626
Cash and cash equivalents at end of period	$722,062	$237,849
Supplemental Disclosure
Cash paid for interest	$106	$84
Cash paid for income taxes	$15,404	$44,045
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Purchase of property and equipment included in accounts payable and accruals	$7,890	$2,368
Deferred offering costs included in accounts payable and accruals	$—	$2,501
Issuance of common stock in connection with acquisitions	$—	$13,630
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended April 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K.

The Company’s fiscal year ends on December 31 of each year. In the first quarter of 2016, the Company adopted a 4-4-5 week quarterly calendar, which, for the 2016 fiscal year, is comprised of four fiscal quarters ending on April 2, 2016, July 2, 2016, October 1, 2016 and December 31, 2016. The Company did not adjust operating results for quarters prior to 2016. There were 93 days and 90 days in the three months ended April 2, 2016 and March 31, 2015, respectively.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The primary estimates and assumptions made by management related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock options, fair value of derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, accruals for the Fitbit Force recall, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the number of reporting segments, the recoverability of intangible assets and their useful lives, contingencies, and the valuations of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Out-of-Period Adjustment

During the first quarter of 2016, the Company identified an error, which resulted in an understatement of income tax expense by $3.0 million for the year ended December 31, 2015. The Company recorded an out-of-period adjustment to correct the error in the quarter ended April 2, 2016. The Company assessed the materiality of this error and concluded the error was not material to 2015 consolidated financial statements and is not expected to be material to 2016 consolidated financial statements, and therefore, the Company recorded the correction in the first quarter of 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. ASU 2014-09 will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted but not before the original effective date of annual periods beginning after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance on identifying performance obligations and licensing implementation. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will become effective for the Company on January 1, 2017 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2.    Fair Value Measurements

The carrying values of the Company’s accounts receivable and accounts payable approximated their fair values due to the short period of time to maturity or repayment.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	April 2, 2016
	Level 1	Level 2	Total
Assets:
Money market funds	$457,888	$—	$457,888
U.S. government agencies	—	2,244	2,244
Corporate debt securities	—	169,136	169,136
Derivative assets	—	5,674	5,674
Total	$457,888	$177,054	$634,942
Liabilities:
Derivative liabilities	$—	$11,947	$11,947

	December 31, 2015
	Level 1	Level 2	Total
Assets:
Money market funds	$248,128	$—	$248,128
U.S. government agencies	—	113,314	113,314
Corporate debt securities	—	193,964	193,964
Derivative assets	—	6,002	6,002
Total	$248,128	$313,280	$561,408
Liabilities:
Derivative liabilities	$—	$2,640	$2,640

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

In addition, Level 2 assets and liabilities include derivative financial instruments associated with hedging activity, which are further discussed in Note 3. Derivative financial instruments are initially measured at fair value on the contract date and are subsequently remeasured to fair value at each reporting date using inputs such as spot rates and forward rates. There is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.

There were no Level 3 assets or liabilities as of April 2, 2016 and December 31, 2015. There have been no transfers between fair value measurement levels during the three months ended April 2, 2016 and March 31, 2015.

3.    Financial Instruments

Cash, Cash Equivalents, and Marketable Securities

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred.

Investments are reviewed periodically to identify potential other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables below as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to, or beyond, the initial cost of investment for these securities.

The following table sets forth cash, cash equivalents, and marketable securities as of April 2, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$162,446	$—	$—	$162,446	$162,446	$—
Money market funds	457,888	—	—	457,888	457,888	—
U.S. government agencies	2,244	—	—	2,244	2,244	—
Corporate debt securities	169,132	12	(8)	169,136	99,484	69,652
Total	$791,710	$12	$(8)	$791,714	$722,062	$69,652

The following table sets forth cash, cash equivalents, and marketable securities as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$109,072	$—	$—	$109,072	$109,072	$—
Money market funds	248,128	—	—	248,128	248,128	—
U.S. government agencies	113,315	3	(4)	113,314	63,464	49,850
Corporate debt securities	194,018	1	(55)	193,964	115,182	78,782
Total	$664,533	$4	$(59)	$664,478	$535,846	$128,632

All available-for-sale investments as of April 2, 2016 have a contractual maturity of one year or less. The gross unrealized gains or losses on marketable securities as of April 2, 2016 and December 31, 2015 were not material. There were no available-for-sale investments as of April 2, 2016 and December 31, 2015 that have been in a continuous unrealized loss position for greater than twelve months.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company periodically assesses the effectiveness of its cash flow hedges. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. All elements of the hedged transaction are included in the effectiveness assessment. The Company records the gains or losses, net of tax, related to the effective portion of its cash flow hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. The Company records the gains or losses related to the ineffective portion of the cash flow hedges, if any, immediately in other income (expense), net. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income (loss) would immediately be reclassified to other income (expense), net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows.

The Company had outstanding contracts with a total notional amount of $281.0 million and $43.9 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of April 2, 2016, and $254.1 million in cash flow hedges for forecasted revenue transactions as of December 31, 2015.

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

The Company had outstanding balance sheet hedges with a total notional amount of $98.9 million and $104.8 million as of April 2, 2016 and December 31, 2015, respectively.

In the first quarter of 2016, the Company corrected the allocation of total notional amounts of outstanding contracts of $57.6 million for an overstatement of cash flow hedges and a corresponding understatement of balance sheet hedges as of December 31, 2015. The Company does not consider this correction to be material, and there was no impact to the consolidated financial statements.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

		April 2, 2016		December 31, 2015
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Cash flow designated hedges	Prepaid expenses and other current assets	$4,958	$—	$3,116	$—
Cash flow designated hedges	Accrued liabilities	—	7,496	—	1,327
Hedges not designated	Prepaid expenses and other current assets	716	—	2,886	—
Hedges not designated	Accrued liabilities	—	4,451	—	1,313
Total fair value of derivative instruments		$5,674	$11,947	$6,002	$2,640

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income, or OCI, and the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended
	Income Statement Location	April 2, 2016	March 31, 2015
Foreign exchange cash flow hedges
Gain (loss) recognized in OCI – effective portion		$(4,248)	$—
Gain (loss) reclassified from OCI into income – effective portion	Revenue	(169)	—
Gain (loss) reclassified from OCI into income – effective portion	Operating expenses	1,015	—
Gain (loss) recognized in income – ineffective portion	Other income (expense), net	(90)	—

Foreign exchange balance sheet hedges
Gain (loss) recognized in income	Other income (expense), net	$(1,437)	$2,020

As of April 2, 2016, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into net income within the next 12 months.

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

The following table sets forth the available offsetting of net derivative assets under the master netting arrangements as of April 2, 2016 and December 31, 2015 (in thousands):

	As of April 2, 2016
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$5,674	$—	$5,674	$576	$—	$5,098

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	As of December 31, 2015
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$6,002	$—	$6,002	$150	$—	$5,852

The following table sets forth the available offsetting of net derivative liabilities under the master netting arrangements as of April 2, 2016 and December 31, 2015 (in thousands):

	As of April 2, 2016
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$11,947	$—	$11,947	$576	$—	$11,371

	As of December 31, 2015
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$2,640	$—	$2,640	$150	$—	$2,490

In the first quarter of 2016, the Company corrected in the tables above an overstatement of the gross amounts offset in condensed consolidated balance sheets and a corresponding understatement of the net amount for the net derivative assets and net derivative liabilities in the amount of $2.0 million as of December 31, 2015. The Company does not consider this correction to be material, and there was no impact to the consolidated financial statements.

4.    Balance Sheet Components

Revenue Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended
	April 2, 2016	March 31, 2015
Beginning balances	$74,045	$26,559
Increases	34,215	20,493
Returns taken	(52,385)	(20,690)
Ending balances	$55,875	$26,362

Inventories

Inventories consisted of the following (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	April 2, 2016	December 31, 2015

Components	$2,961	$5,359
Finished goods	209,131	172,787
Total inventories	$212,092	$178,146

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 2, 2016	December 31, 2015

Prepaid income taxes	$23,365	$11,889
POP displays, net	13,196	9,990
Derivative assets	5,674	6,002
Prepaid expenses and other current assets	17,771	15,649
Total prepaid expenses and other current assets	$60,006	$43,530

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	April 2, 2016	December 31, 2015

Tooling and manufacturing equipment	$61,470	$53,092
Furniture and office equipment	7,211	6,809
Purchased and internally-developed software	4,490	3,794
Leasehold improvements	12,087	8,388
Total property and equipment	85,258	72,083
Less: Accumulated depreciation and amortization	(33,679)	(27,582)
Property and equipment, net	$51,579	$44,501

Goodwill and Intangible Assets

The carrying amount of goodwill was $22.2 million as of April 2, 2016 and December 31, 2015, and there were no changes in the carrying amount during the three months ended April 2, 2016. See Note 11 for additional information.

The carrying amounts of the intangible assets as of April 2, 2016 and December 31, 2015 were as follows (in thousands, except useful life). See Note 11 for additional information.

	April 2, 2016			December 31, 2015			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$12,640	$(1,893)	$10,747	$12,640	$(1,442)	$11,198	6.0
Trademarks and other	1,278	(342)	936	1,278	(260)	1,018	3.9
Total intangible assets, net	$13,918	$(2,235)	$11,683	$13,918	$(1,702)	$12,216

Total amortization expense related to intangible assets was $0.5 million and $0.1 million for the three months ended April 2, 2016 and March 31, 2015, respectively.

The estimated future amortization expense of acquired intangible assets to be charged to cost of revenue and operating expenses after April 2, 2016, is as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Cost of Revenue	Operating Expenses	Total

Remaining 2016	$1,355	$199	$1,554
2017	1,806	230	2,036
2018	1,806	230	2,036
2019	1,806	230	2,036
2020	1,806	47	1,853
Thereafter	2,168	—	2,168
Total intangible assets, net	$10,747	$936	$11,683

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 2, 2016	December 31, 2015

Product warranty	$50,669	$40,212
Accrued sales and marketing	28,026	33,389
Inventory received but not billed	25,961	4,292
Marketable securities purchase in transit	24,600	—
Employee related liabilities	22,630	27,394
Accrued co-op advertising and marketing development funds	16,606	29,077
Accrued sales incentives	16,566	24,324
Accrued manufacturing expense and freight	13,212	10,723
Derivative liabilities	11,947	2,640
Sales taxes and VAT payable	7,074	8,349
Accrued legal fees	2,860	3,138
Customer deposits	1,785	2,062
Other	10,491	9,377
Accrued liabilities	$232,427	$194,977

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended
	April 2, 2016	March 31, 2015
Beginning balances	$40,212	$20,098
Charged to cost of revenue	27,544	7,497
Settlement of claims	(17,087)	(4,344)
Ending balances	$50,669	$23,251

(1)	Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “—Fitbit Force Recall Reserve” for additional information regarding such reserves.

Fitbit Force Recall Reserve

In March 2014, the Company announced a recall for one of its products, the Fitbit Force, or Fitbit Force Recall. The product recall, which is regulated by the U.S. Consumer Product Safety Commission, covered all Fitbit Force units sold since the product was first introduced in October 2013. The product recall program has no expiration date.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Fitbit Force Recall reserve activities were as follows (in thousands):

	Three Months Ended
	April 2, 2016	March 31, 2015
Beginning balances	$5,122	$22,476
Charged (benefit) to cost of revenue	—	(2,040)
Settlement of claims	(783)	(5,332)
Ending balances	$4,339	$15,104

Accumulated Other Comprehensive Income

The components and activity of accumulated other comprehensive income, or AOCI, net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2015	$751	$(5)	$(55)	$691
Other comprehensive income (loss) before reclassifications	(2,533)	(72)	59	(2,546)
Amounts reclassified from AOCI	(1,571)	—	—	(1,571)
Other comprehensive income (loss)	(4,104)	(72)	59	(4,117)
Balance at April 2, 2016	$(3,353)	$(77)	$4	$(3,426)

Other comprehensive income consisted only of currency translation adjustments of an immaterial amount in the three months ended March 31, 2015.

5.    Long-Term Debt

2014 Credit Agreement

In August 2014, the Company entered into an amended and restated credit agreement, or Asset-Based Credit Facility, with a borrowing limit of $180.0 million. The Asset-Based Credit Facility allowed the Company to borrow up to the lesser of (i) $180.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans and (ii) the borrowing base then in effect less the amount then outstanding under letters of credit and loans. During the three months ended March 31, 2015, the effective interest rate on the revolving line of credit was 4.25%. The Asset-Based Credit Facility was terminated in December 2015.

2014 Revolving Credit and Guarantee Agreement

In August 2014, the Company entered into a revolving credit and guarantee agreement, or Cash Flow Facility. In October 2014, the Company amended the Cash Flow Facility to increase the borrowing limit under the Cash Flow Facility. The Cash Flow Facility allowed the Company to borrow up to $50.0 million, including up to $10.0 million for the issuance of letters of credit and up to $10.0 million for swing line loans. During the three months ended March 31, 2015, the effective interest rate on the revolving line of credit was 3.59%. The Cash Flow Facility was terminated in December 2015.

2015 Credit Agreement

In December 2015, the Company entered into a second amended and restated credit agreement, or Senior Facility, to replace the existing Asset-Based Credit Facility and Cash Flow Facility. This Senior Facility allows the Company to borrow up to $250.0 million, including up to a $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. Borrowings under the Senior Facility may be drawn as Alternate Base Rate, or ABR, loans or Eurodollar loans, and matures in December 2020. ABR loans bear interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bear interest at a variable rate based on the LIBOR rate and Eurodollar reserve requirements, but in any case at a minimum rate of 1.0% per annum.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company has the option to repay its borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires the Company to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.15:1, and a consolidated leverage ratio of less than 3:1. The Senior Facility also requires the Company to comply with certain non-financial covenants. The Company was in compliance with these covenants as of April 2, 2016. Obligations under the credit facility are collaterized by substantially all of the Company’s assets, excluding the Company’s intellectual property. As of April 2, 2016, there were no outstanding borrowings under the Senior Facility.

Letters of Credit

As of April 2, 2016 and December 31, 2015, the Company had outstanding letters of credit totaling $17.4 million and $17.1 million, respectively, issued to cover various security deposits on the Company’s facility leases.

6.    Commitments and Contingencies

Leases

The Company leases office space in various locations with expiration dates between 2016 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. Rent expense is recorded over the lease terms on a straight-line basis. In April 2016, the Company entered into a sublease to expand the Company’s existing headquarters. The lease expires in 2024. Future minimum payments under the leases, including the sublease, as of April 2, 2016 were $308.8 million.

Legal Proceedings

Fitbit Force. In 2014, class action and personal injury lawsuits were filed against the Company based upon claims of allergic reactions from adhesives in the Fitbit Force, and alleged violations of various state false advertising and unfair competition statutes based on the Company’s sale and marketing of the Fitbit Force. The class action cases were settled in 2014. Certain personal injury complaints remain outstanding, including several complaints filed in 2015. In the fourth quarter of 2015, the Company received proceeds from the insurance policies that apply to these claims and related legal fees, and the Company recorded an accrual for liabilities arising under these claims that was immaterial and falls within the amount of the insurance proceeds received.

Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge. In 2014, one personal injury lawsuit was filed against the Company based upon claims of skin irritation from the Fitbit Flex. Additional lawsuits were filed in 2015 based upon claims of personal injury from the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge. These personal injury complaints remain outstanding. In the fourth quarter of 2015, the Company received proceeds from the insurance policies that apply to these claims and related legal fees, and the Company recorded an accrual for liabilities arising under these claims that was immaterial and falls within the amount of the insurance proceeds received.

Jawbone. On May 27, 2015, Jawbone filed a lawsuit against the Company and certain of its employees who were formerly employed by Jawbone in the Superior Court of the State of California in the County of San Francisco alleging trade secret misappropriation and unfair and unlawful business practices against all defendants, and alleging breach of contract and breach of implied covenant of good faith and fair dealing against the employee defendants. The complaint alleges, among other things, that prior to leaving Jawbone at various times in 2015, the employees downloaded Jawbone company documents and materials, including allegedly confidential and trade secret information, and that these employees are using such information in the development of the Company’s products. The complaint also alleges that the Company recruited those employees with the intent of using Jawbone’s proprietary information. The complaint seeks unspecified damages, including punitive damages and injunctive relief. On June 26, 2015, the Company and the employee defendants filed demurrers to Jawbone’s complaint. The Company sought to dismiss both causes of action brought against it (those for misappropriation of trade secrets and unfair business practices). The employee defendants sought to dismiss the breach of implied covenant and unfair business practices causes of action. On October 2, 2015, Jawbone filed a First Amended Complaint asserting the same causes of action and adding additional allegations to those raised in the initial complaint. On October 21, 2015, the Company and the employee defendants demurred to the First Amended Complaint, in which Fitbit once again moved to dismiss the misappropriation and unfair business practices causes of action and the employee defendants moved to dismiss those for breach of the implied covenant and unfair business practices. A hearing on the demurrers is currently scheduled for May 31, 2016. At that time, the Court will also hear Jawbone’s request to amend the complaint to add another individual defendant who was previously employed by Jawbone and is now employed by Fitbit.

On June 10, 2015, Jawbone and BodyMedia, Inc., a wholly-owned subsidiary of Jawbone, or BodyMedia, filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging that the Company infringes three

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

U.S. patents held by them: U.S. Patent No. 8,446,275, titled “General Health and Wellness Management Method and Apparatus For A Wellness Application Using Data From a Data-Capable Band,” U.S. Patent No. 8,073,707, titled “System For Detecting, Monitoring, And Reporting An Individual’s Physiological Or Contextual Status,” and U.S. Patent No. 8,398,546, titled “System For Monitoring And Managing Body Weight And Other Physiological Conditions Including Iterative And Personalized Planning, Intervention And Reporting Capability.” Jawbone and BodyMedia allege that these patents have been infringed by a substantial majority of the Company’s products that it has sold historically, as well as several current products. The complaint seeks unspecified compensatory damages and attorney’s fees from the Company and to permanently enjoin the Company from making, manufacturing, using, selling, importing, or offering the Company’s products for sale.

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

On July 7, 2015, Jawbone and BodyMedia filed a complaint with the ITC requesting an investigation into purported violations of the Tariff Act of 1930 by the Company and Flextronics International Ltd. and Flextronics Sales and Marketing (A-P) Ltd. The complaint alleges that the Company’s products infringe the same six U.S. patents at issue in action brought against the Company in the U.S. District Court for the Northern District of California. Furthermore, the complaint makes the same allegations of trade secret misappropriation, unfair competition and unfair acts as a result of the Company’s hiring of the former Jawbone employees, as in the action brought against it and certain of the Company’s employees in the Superior Court in the State of California. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of the Company’s products that allegedly infringe upon Jawbone’s patents and misappropriate Jawbone’s trade secrets. On July 24, 2015, Jawbone and BodyMedia filed a letter with the ITC seeking to amend and supplement their ITC complaint. In their letter, Jawbone and BodyMedia, among other things, purport to identify the trade secrets allegedly misappropriated by the employee defendants. The ITC instituted the investigation on August 17, 2015.

On February 8, 2016, Jawbone filed a motion for partial termination of the investigation as to the ‘522 patent after discovery showed the Company’s products do not actually practice the patent. On March 4, 2016, Jawbone filed a motion for partial termination of the investigation as to the ‘811 patent after a claim construction ruling that was favorable to the Company suggested non-infringement by the Company’s products. On March 4, 2016, the administrative law judge, or ALJ, issued an Initial Determination that granted a Motion for Summary Determination as to the ‘546 and ‘275 patents on grounds they are ineligible subject matter under 35 U.S.C. § 101. The Initial Determination was affirmed by the Commission on April 4, 2016. On April 28, 2016, the ALJ issued an Initial Determination that granted a Motion for Summary Determination as to the ‘707 and ‘413 patents on grounds they are ineligible subject matter under 35 U.S.C. § 101. No patent claims remain in the case. A trial on the trade secrets allegations will proceed on May 9-17, 2016. The target date for completion of the investigation is December 21, 2016.

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

On November 2, 2015, the Company filed a complaint with the ITC requesting an investigation into violations of the Tariff Act of 1930 by Jawbone and Body Media. The complaint asserts that Jawbone’s products infringe U.S. Patent Nos. 8,920,332, 8,868,377, and 9,089,760. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of Jawbone’s products that the Company believes infringe upon its patents. The ITC instituted the investigation on December 1, 2015. The hearing has been set for August 8-12, 2016, and the target date for completion of the investigation is April 7, 2017.

The case filed by Jawbone against the Company in the Northern District of California has been stayed, pending a determination in the ITC on the same patents.

The first case filed by the Company against Jawbone in the District of Delaware, asserting the ’543, ’812, and ’971 patents, has been transferred to the Northern District of California. The second case filed by the Company against Jawbone in the District of Delaware, asserting the ’332, ’377, and ’760 patents, has been stayed, pending a determination in the ITC on the same patents. In the case filed by the Company in the Northern District of California, on October 30, 2015, Jawbone answered and made an

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

antitrust counterclaim, asserting that the Company’s infringement claims are somehow “sham litigation” and that by asserting them and hiring some of Jawbone’s employees, the Company is supposedly monopolizing a market of personal fitness trackers. In response to the Company’s motion to dismiss the antitrust counterclaim, on January 13, 2016, Jawbone amended its Answer and antitrust counterclaim. The Company has moved to stay and bifurcate the antitrust claim, and the hearing on that motion will be on June 2, 2016.

The Company intends to vigorously defend and prosecute each of the Jawbone litigation matters and, based on its review, the Company believes it has valid defenses and claims with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, financial condition, operating results, and prospects. Regarding the six matters still in the early stages of litigation, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters. In addition, these litigation matters are complex, likely to involve significant management time and attention, and the cost of defending and prosecuting these matters is likely to be expensive, regardless of outcome.

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Plaintiffs have amended their complaint four times, and on January 15, 2016, the Company moved to dismiss the Fourth Amended Complaint. A hearing on the motion to dismiss that had been scheduled for March 16, 2016 was taken off the calendar, and the Company is awaiting the Court’s ruling on the motion to dismiss. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Heart Rate Monitoring. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District for the Northern District of California, alleging that the PurePulse heart rate monitoring technology in the Fitbit Charge HR and Fitbit Surge do not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims as well as violations of various states’ false advertising and unfair competition statutes based on our sale and marketing of the Fitbit Charge HR and Fitbit Surge. Plaintiffs seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the plaintiffs filed a Consolidated Master Class Action Complaint that combines the plaintiffs from the two previously filed complaints. The Company has not yet answered. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Federal Securities Class Action. On January 11, 2016, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 by the Company and the officers for allegedly making materially false and misleading statements regarding its business and operations between June 18, 2015 and November 13, 2015. The complaint alleges that Fitbit misrepresented the accuracy of its heart rate monitoring technology, and that when “the truth” was revealed by the filing of the heart rate monitoring class action on January 6, 2016, the Company’s stock price fell. Plaintiff seeks to represent a class of persons who purchased or otherwise acquired the Company’s securities (i) on the open market between June 18, 2015 and January 6, 2016; and/or (ii) pursuant to or traceable to the initial public offering, or IPO. Plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the Court held the lead plaintiff hearing. The Court has not yet appointed the lead plaintiff. The Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

State Securities Class Action. On April 28, 2016, a putative class action lawsuit alleging violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. §§ 77k and 77o, was filed in the Superior Court of California in the County of San Mateo, naming as defendants the Company, certain of its officers, its board members, its underwriters in the IPO, and a number of other entities and individuals who are investors in the Company. The complaint alleges that Fitbit misrepresented the accuracy of its heart rate monitoring technology in the Registration Statement it filed with the SEC on May 7, 2015, and that when “the truth” was revealed

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

by the filing of the heart rate monitoring class action on January 6, 2016, the Company’s stock price fell. Plaintiff seeks to represent a class of persons who purchased Fitbit common stock in and/or traceable to the Company’s June 22, 2015 IPO. Plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The Company believes that the plaintiff’s allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Other. The Company is and, from time to time, may in the future become, involved in other legal proceedings in the ordinary course of business. The Company currently believes that the outcome of any of these existing legal proceedings, including the aforementioned cases, either individually or in the aggregate, will not have a material impact on the operating results, financial condition or cash flows of the Company. With respect to existing legal proceedings, the Company has either determined that the existence of a material loss is not reasonably possible or that it is unable to estimate a reasonably possible loss or range of loss.

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

7.    Stock Plan

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan, or 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan, or 2007 Plan. The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and restricted stock units, or RSUs, granted under the 2007 Plan will remain subject to the terms of the 2007 Stock Plan. As of April 2, 2016, 9.0 million shares were reserved for issuance under the 2015 Plan.

Employee Stock Purchase Plan

In May 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP, which became effective on June 17, 2015. A total of 3.8 million shares of Class A common stock were initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock (i) on the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. Except for the initial offering period, the 2015 ESPP provides for 6-month offering periods beginning in May and November of each year. The initial offering period began June 17, 2015, and will end in May 2016.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the equity incentive plans was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Balance—December 31, 2015	44,362	$3.20
Granted	955	14.06
Exercised	(2,626)	0.90
Forfeited or canceled	(496)	3.93
Balance—April 2, 2016	42,195	3.58	$482,495

Options exercisable—April 2, 2016	21,071	1.56	$281,785
Options vested and expected to vest—April 2, 2016	41,236	3.54	$473,262

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest as of April 2, 2016 were calculated as the difference between the exercise price of the options and the fair value of the Class A common stock of $14.92 as of April 1, 2016.

Restricted Stock Units

RSU activity under the equity incentive plans was as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2015	3,292	$34.27
Granted	5,020	14.35
Vested	(109)	15.84
Forfeited or canceled	(33)	27.62
Unvested balance—April 2, 2016	8,170	22.30

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended
	April 2, 2016	March 31, 2015

Cost of revenue	$1,309	$446
Research and development	10,393	1,879
Sales and marketing	2,535	1,307
General and administrative	3,533	1,271
Total stock-based compensation expense	$17,770	$4,903

As of April 2, 2016, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $230.5 million, which the Company expects to recognize over an estimated weighted average period of 3.4 years.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

For the three months ended April 2, 2016, the Company recorded an expense for income taxes of $9.9 million for an effective tax rate of 47.2%. The effective tax rate is higher than the statutory federal tax rate primarily due to an out-of-period adjustment recorded in the three months ended April 2, 2016 and non-deductible stock-based compensation expense, partially offset by the effect of the growth of international operations in lower tax jurisdictions and a permanent domestic production activities deduction. For the three months ended March 31, 2015, the Company recorded an expense for income taxes of $28.4 million for an effective tax rate of 37.2%. The effective tax rate for the three months ended March 31, 2015 reflected income tax expense on earnings during such period. The effective tax rate was higher than the statutory federal tax rate primarily due to state income taxes and certain permanent differences.

As of April 2, 2016, the total amount of gross unrecognized tax benefits was $27.3 million, all of which would affect the effective tax rate if recognized. The Company does not have any tax positions as of April 2, 2016 for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

9.    Net Income per Share Attributable to Common Stockholders

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the Company’s IPO in June 2015, the Company considered its redeemable convertible preferred stock to be participating securities. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2016	March 31, 2015
Numerator:
Net income	$11,035	$47,997
Less: noncumulative dividends to preferred stockholders	—	(1,314)
Less: undistributed earnings to participating securities	—	(36,060)
Net income attributable to common stockholders—basic	11,035	10,623
Add: adjustments to undistributed earnings to participating securities	—	4,992
Net income attributable to common stockholders—diluted	$11,035	$15,615

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	216,043	41,201
Effect of dilutive securities	25,966	29,088
Weighted-average shares of common stock—diluted for Class A and Class B	242,009	70,289
Net income per share attributable to common stockholders:
Basic	$0.05	$0.26
Diluted	$0.05	$0.22

The following common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended
	April 2, 2016	March 31, 2015

Stock options to purchase common stock	3,234	1,599
Restricted stock units	3,513	—
Redeemable convertible preferred stock	—	139,851
Redeemable convertible preferred stock warrants	—	1,955
Total	6,747	143,405

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three months ended April 2, 2016 and March 31, 2015 were as follows:

	Three Months Ended
	April 2, 2016	March 31, 2015

A	18%	19%
C	12	11
B	*	10
*Revenue was less than 10%.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at April 2, 2016 and December 31, 2015 were as follows:

	April 2, 2016	December 31, 2015

A	20%	15%
C	15	23
B	14	19
E	10	*
 *Accounts receivable were less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended
	April 2, 2016	March 31, 2015

United States	$351,685	$265,309
Americas excluding United States	23,394	13,429
Europe, Middle East, and Africa	74,724	35,055
APAC	55,553	22,961
Total	$505,356	$336,754

As of April 2, 2016 and December 31, 2015, long-lived assets, which represent property and equipment, located outside the United States were $30.6 million and $28.9 million, respectively.

11.   Acquisition

In March 2015, the Company acquired all of the outstanding securities of FitStar, a privately-held company, for aggregate acquisition consideration of $32.5 million, comprised of $13.3 million related to the issuance of 1,059,688 shares of the Company’s Class B common stock, $11.5 million of cash, and $7.7 million of contingent consideration. FitStar is a provider of interactive video-based exercise experiences on mobile devices and computers that utilize proprietary algorithms to adjust and customize workouts for individual users. The acquisition is expected to enhance the Company’s software and services offerings.

Under the acquisition agreement, the Company was obligated to issue additional common stock or pay cash to FitStar stockholders. The actual amount of any contingent consideration depended on market-based events that may occur in the future. The Company determined the fair market value of this contingent consideration to be $7.7 million as of the acquisition date using the Monte Carlo simulation method. The fair value of this liability was adjusted at each reporting period, and the change in fair value is included in total operating expenses on the condensed consolidated statements of operations. As a result of the Company’s IPO, the Company recorded a change in fair value of $7.7 million as a benefit and as of December 31, 2015, the fair value of the contingent consideration liability was zero. In addition, the terms related to the contingent consideration expired as of December 31, 2015 and no amounts were paid or shares issued for the contingent consideration.

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Goodwill	$22,157
Developed and core technology	12,640
Customer relationships	128
Trademarks	1,150
Assumed liabilities, net of assets	(3,552)
Total	$32,523

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The amortization periods of the acquired developed technology, customer relationships, and trademarks are 7.0 years, 1.3 years, and 5.0 years, respectively. Goodwill is not deductible for tax purposes.

In addition, upon acquisition, the Company issued 308,216 additional shares of common stock valued at $4.2 million. The Company is also obligated to make cash payments up to $1.2 million. Both the common stock and the cash payments are additional consideration which is contingent upon former employees of FitStar continuing to be employed by the Company. As such, this additional consideration was not part of the purchase price and is recognized as post-acquisition compensation expense over the related requisite service period of 3 years. The Company also recorded acquisition-related transaction costs of $0.3 million, which were included in general and administrative expenses in the condensed consolidated statements of operations during the three months ended March 31, 2015.

The results of operations of FitStar are included in the accompanying condensed consolidated statements of operations from the date of acquisition. Pro forma results of operations for this acquisition have not been presented because they are not material to the Company’s condensed consolidated financial statements.

12. Subsequent Events

In April 2016, the Company entered into a sublease to expand the Company’s existing headquarters. The lease commencement date was April 1, 2016 and the lease expires in 2024. Subsequent to April 2, 2016, the Company established a letter of credit of $20.5 million for the security deposit required in connection with this sublease. See Note 6 for additional information.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Change to Quarterly Reporting Calendar
Our fiscal year ends on December 31 of each year. In the first quarter of 2016, we adopted a 4-4-5 week quarterly calendar, which, for the 2016 fiscal year, is comprised of four fiscal quarters ending on April 2, 2016, July 2, 2016, October 1, 2016, and December 31, 2016. We did not adjust operating results for quarters prior to 2016. There were 93 days and 90 days in the three months ended April 2, 2016 and March 31, 2015, respectively.

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

The core of our platform is our family of eight wearable connected health and fitness trackers. These wrist-based and “clippable” devices automatically track users’ daily steps, calories burned, distance traveled, and active minutes and display real-time feedback to encourage them to become more active in their daily lives. Most of our trackers also measure floors climbed, sleep duration and quality, and our more advanced products track heart rate and GPS-based information such as speed, distance, and exercise routes. Several of our devices also feature deeper integration with smartphones, such as the ability to receive call and text notifications and control music. To accompany certain of our products, we offer accessories that include interchangeable wrist bands and frames, colored clips, device charging cables, wireless sync dongles, band clasps, sleep bands, and Fitbit apparel. In addition, we offer a Wi-Fi connected scale that records weight, body fat, and BMI. We are able to enhance the functionality and features of our connected devices through wireless updates. Our platform also includes our online dashboard and mobile apps, which wirelessly and automatically sync with our devices. Our platform allows our users to see trends and achievements, access motivational tools such as virtual badges and real-time progress notifications, and connect, support, and compete with friends and family. We intend to continue to significantly invest in research and development in order to enhance our products and services.

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

Our growth will depend in part on the adoption and sale of our products and services in international markets. In recent periods, we have experienced significant growth in international sales. In the three months ended April 2, 2016, 30% of our revenue, based on ship-to destinations, was from sales outside of the United States. We believe international markets represent a significant growth opportunity for us. We intend to expand sales of our products and services in new and existing international markets by expanding our distribution channels through select retailers and strategic partnerships. We also intend to continue to invest across all geographic regions in sales and marketing efforts, including increasing our global advertising efforts, and in infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our international expansion efforts have resulted and will continue to result in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

The following are financial highlights for the three months ended April 2, 2016 and March 31, 2015:

	Three Months Ended
	April 2, 2016	March 31, 2015
	(in thousands)
Revenue	$505,356	$336,754
Net income	11,035	47,997
Adjusted EBITDA	45,111	93,383
Devices sold	4,842	3,866

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

	Three Months Ended
	April 2, 2016	March 31, 2015

Devices sold	4,842	3,866
Adjusted EBITDA	$45,111	93,383

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

We define adjusted EBITDA as net income adjusted to exclude the impact of the Fitbit Force recall, stock-based compensation expense, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, depreciation and intangible assets amortization, interest income (expense), net, and income tax expense.

We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe that adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude in adjusted EBITDA. In particular, the exclusion of the effect of the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015 discussed in “—Fitbit Force Product Recall” and certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Additionally, we use this measure to evaluate our operating performance and trends and make planning decisions. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making.

Adjusted EBITDA is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income, which is the nearest U.S. GAAP equivalent of adjusted EBITDA. For example, adjusted EBITDA excludes the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015, and which had a negative impact on our revenue and expenses during these periods. In addition, adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Accordingly, adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income to adjusted EBITDA (in thousands):

	Three Months Ended
	April 2, 2016	March 31, 2015
Net income	$11,035	$47,997
Impact of Fitbit Force recall	11	(2,182)
Stock-based compensation expense	17,770	4,903
Revaluation of redeemable convertible preferred stock warrant liability	—	10,335
Depreciation and intangible assets amortization	7,008	3,469
Interest (income) expense, net	(582)	467
Income tax expense	9,869	28,394
Adjusted EBITDA	$45,111	$93,383

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

Interest Income (Expense), Net

Interest income (expense), net consists of interest income earned on our cash and cash equivalents and marketable securities, interest expense associated with our debt financing arrangements, and amortization of debt issuance costs.

Other Income (Expense), Net

Other income (expense), net consists of mark-to-market adjustments for the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering and foreign currency gains and losses.

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

The recall had the following effect on our income before income taxes (in thousands):

	Three Months Ended
	April 2, 2016	March 31, 2015
Reduction of revenue	$—	$—
Incremental (benefit to) cost of revenue	—	(2,040)
Impact on gross profit	—	2,040
Incremental general and administrative expenses (benefit)	11	(142)
Impact on income before income taxes	$(11)	$2,182

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended
	April 2, 2016	March 31, 2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$505,356	$336,754
Cost of revenue(1)	271,601	167,545
Gross profit	233,755	169,209
Operating expenses:
Research and development(1)	72,248	22,426
Sales and marketing(1)	107,051	43,867
General and administrative(1)	35,702	12,981
Total operating expenses	215,001	79,274
Operating income	18,754	89,935
Interest income (expense), net	582	(467)
Other income (expense), net	1,568	(13,077)
Income before income taxes	20,904	76,391
Income tax expense	9,869	28,394
Net income	$11,035	$47,997

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 2, 2016	March 31, 2015
	(in thousands)
Cost of revenue	$1,309	$446
Research and development	10,393	1,879
Sales and marketing	2,535	1,307
General and administrative	3,533	1,271
Total stock-based compensation expense	$17,770	$4,903

	Three Months Ended
	April 2, 2016	March 31, 2015
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	54	50
Gross profit	46	50
Operating expenses:
Research and development	14	7
Sales and marketing	21	13
General and administrative	7	4
Total operating expenses	42	24
Operating income	4	26
Interest income (expense), net	—	—
Other income (expense), net	—	(4)
Income before income taxes	4	22
Income tax expense	2	8
Net income	2%	14%

Revenue

	Three Months Ended		Change
(dollars in thousands)	April 2, 2016	March 31, 2015	$	%
Revenue	$505,356	$336,754	$168,602	50%

Revenue increased $168.6 million, or 50%, from $336.8 million for the three months ended March 31, 2015 to $505.4 million for the three months ended April 2, 2016. A substantial majority of the increase was due to an increase in the number of devices sold from 3.9 million in the three months ended March 31, 2015 to 4.8 million in the three months ended April 2, 2016, including $239.4 million in revenue from new devices introduced in the first quarter of 2016. Revenue also increased due to an increase in the average selling price of our devices by 18% from $85 per device for the three months ended March 31, 2015 to $100 per device for the three months ended April 2, 2016, due to new products introduced in the first quarter of 2016. U.S. revenue, based on ship-to destinations, increased $86.4 million, or 33%, from $265.3 million for the three months ended March 31, 2015 to $351.7 million for three months ended April 2, 2016, and international revenue, based on ship-to destinations, increased by $82.2 million, or 115%, from $71.4 million for the three months ended March 31, 2015 to $153.7 million for the three months ended April 2, 2016.

Cost of Revenue

	Three Months Ended		Change
(dollars in thousands)	April 2, 2016	March 31, 2015	$	%
Cost of revenue	$271,601	$167,545	$104,056	62%
Gross profit	233,755	169,209	64,546	38
Gross margin	46%	50%

Cost of revenue increased $104.1 million, or 62%, from $167.5 million for the three months ended March 31, 2015 to $271.6 million for the three months ended April 2, 2016. The increase was primarily due to the increase in the number of devices sold and an increase in average cost per device related to new products introduced in the first quarter of 2016.

Gross margin decreased to 46% for the three months ended April 2, 2016 from 50% for the three months ended March 31, 2015. The decrease in gross margin for the three months ended April 2, 2016 was primarily due to a higher margin for the three months ended March 31, 2015 resulting from a benefit from a settlement with a manufacturer, and lower margins on new products introduced in the first quarter of 2016, for which we have had less cycle time to drive down unit costs versus legacy products.

Research and Development

	Three Months Ended		Change
(dollars in thousands)	April 2, 2016	March 31, 2015	$	%
Research and development	$72,248	$22,426	$49,822	222%

Research and development expenses increased $49.8 million, or 222%, from $22.4 million for the three months ended March 31, 2015 to $72.2 million for the three months ended April 2, 2016. The increase was primarily due to a $29.2 million increase in personnel-related expenses due to a 156% increase in headcount, a $10.0 million increase in allocated overhead, a $5.0 million increase in consultant and contractor expenses, a $3.7 million increase in tooling and prototype materials, and a $0.9 million increase in travel expenses.

For the full year 2016, we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue as compared to the full year 2015 as we continue to make significant investments in developing new products and services and enhancing existing products and services.

Sales and Marketing

	Three Months Ended		Change
(dollars in thousands)	April 2, 2016	March 31, 2015	$	%
Sales and marketing	$107,051	$43,867	$63,184	144%

Sales and marketing expenses increased $63.2 million, or 144%, from $43.9 million for the three months ended March 31, 2015 to $107.1 million for the three months ended April 2, 2016. The increase was primarily due to a $46.2 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns for the new products introduced during the three months ended April 2, 2016. The increase was also due to a $12.1 million increase in consulting and contractor expenses, a $6.3 million increase in personnel-related expenses due to a 117% increase in headcount, and a $0.6 million increase in travel expenses, partially offset by a $3.4 million decrease in allocated overhead.

For the full year 2016, we expect sales and marketing expenses to increase in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the full year 2015.

General and Administrative

	Three Months Ended		Change
(dollars in thousands)	April 2, 2016	March 31, 2015	$	%
General and administrative	$35,702	$12,981	$22,721	175%

General and administrative expenses increased $22.7 million, or 175%, from $13.0 million for the three months ended March 31, 2015 to $35.7 million for the three months ended April 2, 2016. The increase was primarily due to an $8.9 million increase in personnel-related expenses due to a 114% increase in headcount, an $8.7 million increase in legal fees, a $3.6 million increase in consulting and contractor expenses, and a $1.5 million increase in other administrative expenses and taxes.

For the full year 2016, we expect general and administrative expenses to increase in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the full year 2015.

Interest and Other Income (Expense), Net

	Three Months Ended		Change
(dollars in thousands)	April 2, 2016	March 31, 2015	$	%
Interest income (expense), net	$582	$(467)	$1,049	(225)%
Other income (expense), net	1,568	(13,077)	14,645	(112)

Interest income (expense), net increased $1.0 million, or 225%, from expense of $0.5 million for the three months ended March 31, 2015 to income of $0.6 million for the three months ended April 2, 2016. Other income (expense), net, increased $14.6 million, from expense of $13.1 million for the three months ended March 31, 2015 to income of $1.6 million for the three months ended April 2, 2016. The increase was primarily due to a decrease of $10.3 million in charges related to the revaluation of our convertible preferred stock warrant liability as the liability is no longer outstanding subsequent to our IPO.

Income Tax Expense

	Three Months Ended		Change
(dollars in thousands)	April 2, 2016	March 31, 2015	$	%
Income tax expense	$9,869	$28,394	$(18,525)	(65)%

Income tax expense decreased $18.5 million, or 65%, from an expense of $28.4 million for the three months ended March 31, 2015 to $9.9 million for the three months ended April 2, 2016. Our effective tax rate was 47.2% and 37.2% for the three months ended April 2, 2016 and March 31, 2015, respectively. The increase in our effective tax rate for the three months ended April 2, 2016 was primarily due to effect of an out-of-period adjustment recorded in the three months ended April 2, 2016, partially offset by the growth of international operations in lower tax jurisdictions, a domestic production activities deduction, and research and development tax credits.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and borrowings under our credit facilities. As of April 2, 2016, we had cash and cash equivalents of $722.1 million and marketable securities of $69.7 million.

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

Credit Facility

In December 2015, we entered into a second amended and restated credit agreement, or Senior Facility, that allows us to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. For further information regarding the Senior Facility, see Note 5 of the notes to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	April 2, 2016	March 31, 2015
Net cash provided by (used in):
Operating activities	$137,466	$32,660
Investing activities	42,346	(16,046)
Financing activities	6,541	25,566
Net change in cash and cash equivalents	$186,353	$42,180

Cash Flows from Operating Activities

Net cash provided by operating activities of $137.5 million for the three months ended April 2, 2016 was primarily due to a $111.0 million increase in net change in operating assets and liabilities, non-cash adjustments of $15.5 million, and net income of $11.0 million. Net cash provided by operating activities of $32.7 million for the three months ended March 31, 2015 was primarily due to net income of $48.0 million and non-cash adjustments of $16.8 million, partially offset by a decrease in net change in operating assets and liabilities of $32.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended April 2, 2016 of $42.3 million was primarily due to maturities of marketable securities of $121.6 million, partially offset by purchases of marketable securities of $62.6 million and purchases of property and equipment of $16.7 million. Net cash used in investing activities for the three months ended March 31, 2015 of $16.0 million was due to the cash portion of the acquisition of FitStar of $11.0 million, net of cash acquired, and purchases of property and equipment of $5.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended April 2, 2016 of $6.5 million was primarily due to excess tax benefits of $6.0 million from stock-based compensation. Cash provided by financing activities for the three months ended March 31, 2015 of $25.6 million was primarily due to net borrowings of $25.5 million under our credit facilities.

Contractual Obligations and Other Commitments

Future minimum payments under our operating leases as of April 2, 2016 were $308.8 million, which includes minimum payments of a sublease entered into in April 2016.

The aggregate amount of purchase orders open as of April 2, 2016 was approximately $535.5 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, we may be liable to our suppliers and contract manufacturers for the cost of the unutilized component orders or components purchased by our contract manufactures.

We have recorded a liability for uncertain tax positions of $27.3 million as of April 2, 2016, due to the uncertainty of when the related tax settlements will become due.

Off-Balance Sheet Arrangements

As of April 2, 2016, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of April 2, 2016, we had cash and cash equivalents of $722.1 million and marketable securities of $69.7 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had outstanding contracts with a total notional amount of $281.0 million and $43.9 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of April 2, 2016. We had outstanding balance sheet hedges with a total notional amount of $98.9 million as of April 2, 2016. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of April 2, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 2, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 6, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements.

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

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of connected health and fitness devices or away from these types of products and services altogether, and our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. In addition, our newer products and services that have additional features or new product designs, such as the Fitbit Charge, Fitbit Charge HR, Fitbit Surge, Fitbit Alta, and Fitbit Blaze may have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our connected health and fitness devices, which could result in decreased sales of our products and services and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, or if it is perceived that our future products and services will not satisfy consumer preferences, our business may be adversely affected.

If we are unable to successfully develop and timely introduce new products and services or enhance existing products and services, our business may be adversely affected.

We must continually develop and introduce new products, including trackers and accessories, and services and improve and enhance our existing products and services to maintain or increase our sales. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, the success of our sales and marketing efforts, timely and successful research and development, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced products and services. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. In addition, we have recently begun to offer new accessory collections in conjunction with new product introductions. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected.

Our operating results could be materially harmed if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products, including trackers and accessories, and services could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. Due to the recent rapid growth in demand for our connected health and fitness devices, and particularly in connection with new product introductions, we face challenges acquiring adequate and timely supplies of our products to satisfy the levels of demand, which we believe negatively affects our revenue. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory, either directly or with our contract manufacturers or logistics providers to satisfy short-term demand increases. In addition, as we continue to introduce new products, we may face challenges managing the inventory of existing products. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

Many of the key components used to manufacture our products come from limited or sole sources of supply. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. While component shortages have historically been immaterial, they could be material in the future. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers and users. This could harm our relationships with our channel partners and users and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers and users.

Our current and future products and services may experience quality problems from time to time that can result in adverse publicity, product recalls, litigation, regulatory proceedings, and warranty claims resulting in significant direct or indirect costs, decreased revenue and operating margin, and harm to our brand.

We sell complex products and services that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components, or “bugs” that can unexpectedly interfere with the products’ intended operations or cause injuries to users or property. Although we extensively and rigorously test new and enhanced products and services before their release, there can be no assurance we will be able to detect, prevent, or fix all defects.

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

We must successfully manage introductions of new or enhanced products. Introductions of new or enhanced products, including trackers and accessories, could adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches. Furthermore, we may experience greater returns from retailers or users of existing products or retailers may be granted stock rotation rights and price protection. Moreover, consumers may decide to purchase new or enhanced products instead of existing products. We may face challenges managing the inventory of existing products, which could lead to excess inventory and discounting of our existing products. In addition, we have historically incurred higher levels of sales and marketing expenses accompanying each product introduction. Accordingly, if we fail to effectively manage introductions of new or enhanced products, our operating results could be harmed.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we are currently involved in litigation with Aliphcom, Inc. d/b/a Jawbone, or Jawbone and its subsidiaries, which is described in Note 6, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements.

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

Our recent revenue growth should not be considered indicative of our future performance. As we grow our business, we expect our revenue growth to slow in future periods due to a number of reasons, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, or the maturation of our business. Due to competitive pricing pressures, new product introductions by us or our competitors, or other factors, the average selling price or gross margins of our products and services may decrease. If we are unable to offset any decreases in our average selling price or gross margins by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

While we have been profitable since 2014, we have not consistently achieved profitability on a quarterly or annual basis. We expect expenses to increase substantially in the near term, particularly as we make significant investments in our research and development and sales and marketing, expand our operations and infrastructure both domestically and internationally, develop new products and services, and enhance our existing products and services. In addition, we expect to incur additional significant legal, accounting, and other expenses in connection with operating as a public company. If our revenue does not increase to offset these increases in our operating expenses, we may not be profitable in future periods.

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

Our revenue and operating results are affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue and operating income, reflecting our historical strength in sales during the holiday season. We generated approximately 38%, 50%, and 40% of our full year revenue during the fourth quarters of 2015, 2014, and 2013, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results. Furthermore, our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions.

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

We spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost-effective.

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new users and increase awareness of our products and services. In 2015 and the three months ended April 2, 2016, advertising expenses were $237.0 million and $65.2 million, respectively, representing approximately 13% of our revenue for both periods, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

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

In 2015 and for the three months ended April 2, 2016, our five largest retailers and distributors accounted for approximately 55% and 53% of our revenue, respectively. Of these retailers and distributors, Wynit Distribution, Best Buy, and Amazon.com accounted for approximately 15%, 14%, and 14% of our revenue for 2015, respectively, and approximately 18%, 9%, and 12% of our revenue for the three months ended April 2, 2016, respectively. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 469 as of December 31, 2014 to 1,101 as of December 31, 2015 to 1,306 as of April 2, 2016, and we expect headcount growth to continue for the foreseeable future. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

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

Our failure to comply with U.S. and foreign laws related to privacy, data security, and data protection, such as the E.U. General Data Protection Regulation, which covers the transfer of personal data from the European Union to the United States, could adversely affect our financial condition, operating results, and our brand.

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

We have certified that we comply with the U.S.-E.U. Safe Harbor Framework as developed by the U.S. Department of Commerce, which has historically provided a method for U.S. companies operating within the European Union to transfer personal data from citizens of E.U. member countries to the United States in a way that is consistent with the E.U. Data Protection Directive. However, the Court of Justice of the European Union has declared the U.S.-E.U. Safe Harbor Framework invalid. On February 2, 2016, the United States and the European Commission agreed to a new framework for transatlantic data flows called the “EU-U.S Privacy Shield.” The text of the new framework was released on February 29, 2016, but the E.U.-U.S. Privacy Shield still needs to be formally approved by the European Commission before becoming effective. We will need to assess the specific requirements of the Privacy Shield to determine whether we can comply with the new framework. If we are unable to comply with the EU-U.S. Privacy Shield, or if the Privacy Shield does not become effective, we will need to implement alternative solutions, such as Model Clauses or Binding Corporate Rules, to ensure that data transfers from the E.U. to the U.S. provide adequate protections to comply with the E.U. Data Protection Directive. If we fail to implement alternative data transfer solutions, or if national data protection authorities in the European Union (DPAs) do not deem such alternative solutions to be adequate, one or more DPAs could bring enforcement actions seeking to prohibit or suspend our data transfers to the U.S. and we could also face additional legal liability, fines, negative publicity, and resulting loss of business.

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

•
complexity and other risks associated with current and future foreign legal requirements, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the E.U. General Data Protection Regulation, and applicable privacy and data protection laws in foreign jurisdictions where we currently conduct business or intend to conduct business in the future;

•	currency exchange rate fluctuations and related effects on our operating results;

•	economic and political instability in some countries, particularly those in China where we have expanded;

•	the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and

•	other costs of doing business internationally.

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

To date, substantially all of our revenue has been derived from sales of our connected health and fitness devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of the three months ended April 2, 2016, and March 31, 2015, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. Our inability to successfully sell and market our premium services could deprive us of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our connected health and fitness devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

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

We may be subject to CPSC recalls, regulatory proceedings and litigation in various jurisdictions, including multi-jurisdiction federal and state class action and personal injury claims, which may require significant management attention and disrupt our business operations, and adversely affect our financial condition, operating results, and our brand.

We face product liability, product safety and product compliance risks relating to the sale, use and performance of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Certain of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the Consumer Product Safety Commission, or CPSC. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty.

Our products have, from time to time, been subject to recall for product safety and compliance reasons. For example, in March 2014, we recalled one of our products, the Fitbit Force, after some of our users experienced allergic reactions to adhesives in the wristband. These reactions included skin irritation, rashes, and blistering. The recall had a negative impact on our operating results, primarily in our fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fitbit Force Product Recall” in this Quarterly Report on Form 10-Q for additional information regarding the financial impact of the recall on our historical operating results. We have provided and are continuing to provide full refunds to consumers who return the Fitbit Force. If returns of the Fitbit Force or other costs related to the recall are higher than anticipated, we will be required to increase our reserves related to the recall which would negatively impact our operating results in the future.

The recall is being conducted in conjunction with the CPSC, which has been monitoring recall effectiveness and compliance. In addition to the financial impacts discussed elsewhere in this Quarterly Report on Form 10-Q, this recall requires us to collect a significant amount of information for the CPSC, which takes significant time and internal and external resources.

A large number of lawsuits, including multi-jurisdiction complex federal and state class action and personal injury claims, were filed against us relating to the Fitbit Force. These litigation matters have required significant attention of our management and resources and disrupted the ordinary course of our business operations. While we have settled all of the class action lawsuits, a number of personal injury claims remain outstanding. In the fourth quarter of 2015, we received proceeds from the insurance policies that apply to these claims and related legal fees, and we recorded an accrual for liabilities arising under these claims that was immaterial and falls within the amount of the insurance proceeds received.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, inventories, product warranty reserves, the Fitbit Force recall, accounting for derivative financial instruments, business combinations, accounting for income taxes, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $11.91 to $51.90 through April 30, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation, which are described in Note 6, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements. This or any future securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

As of April 2, 2016, there were 217.5 million shares of Class A and Class B common stock outstanding, and all shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of April 2, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 1.3 million shares of Class A common stock and 40.9 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of April 2, 2016 that may be settled for 7.8 million shares of Class A common stock and 0.4 million shares of Class B common stock. All of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of April 2, 2016, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1*	Fitbit, Inc. Bonus Plan.	8-K	001-37444	10.1	3/29/2016
10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Equity Incentive Plan.	8-K	001-37444	10.1	2/9/2016
10.3*	Global Notice of Stock Option Grant and Global Stock Option Agreement under the 2015 Equity Incentive Plan.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.
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

FITBIT, INC.

Date:	May 6, 2016	/s/ WILLIAM ZERELLA
William Zerella
Chief Financial Officer (Principal Financial and Accounting Officer)