Form 10-Q
period 2016-07-02
FITBIT INC
filed 2016-08-04
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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

As of July 31, 2016, there were 164,101,170 shares of the registrant’s Class A common stock outstanding and 58,052,784 million shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	competitors and competition in our markets;

•	our ability to develop new products and services or improve our existing products and services;

•	our ability to expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers (particularly Flextronics) and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	trends in revenue, costs of revenue and gross margin;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectation to derive the substantial majority of our revenue from sales of devices;

•	growing our sales of subscription-based services;

•	the impact of foreign currency exchange rates;

•	releasing and shipping new products and services, and the timing thereof;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	July 2, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$416,142	$535,846
Marketable securities	343,534	128,632
Accounts receivable, net	377,545	469,260
Inventories	190,644	178,146
Prepaid expenses and other current assets	59,782	43,530
Total current assets	1,387,647	1,355,414
Property and equipment, net	74,181	44,501
Goodwill	25,217	22,157
Intangible assets, net	15,090	12,216
Deferred tax assets	119,472	83,020
Other assets	1,504	1,758
Total assets	$1,623,111	$1,519,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$226,418	$260,842
Accrued liabilities	231,921	194,977
Deferred revenue	46,420	44,448
Fitbit Force recall reserve	2,148	5,122
Income taxes payable	2,074	2,868
Total current liabilities	508,981	508,257
Other liabilities	47,473	29,358
Total liabilities	556,454	537,615
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	22	21
Additional paid-in capital	804,656	737,820
Accumulated other comprehensive income	1,684	691
Retained earnings	260,295	242,919
Total stockholders’ equity	1,066,657	981,451
Total liabilities and stockholders’ equity	$1,623,111	$1,519,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
Revenue	$586,528	$400,412	$1,091,884	$737,166
Cost of revenue	341,559	212,870	613,160	380,415
Gross profit	244,969	187,542	478,724	356,751
Operating expenses:
Research and development	79,909	30,492	152,157	52,918
Sales and marketing	118,138	69,690	225,189	113,557
General and administrative	37,262	14,648	72,964	27,629
Change in contingent consideration	—	(7,704)	—	(7,704)
Total operating expenses	235,309	107,126	450,310	186,400
Operating income	9,660	80,416	28,414	170,351
Interest income (expense), net	839	(379)	1,421	(846)
Other income (expense), net	(463)	(45,308)	1,105	(58,385)
Income before income taxes	10,036	34,729	30,940	111,120
Income tax expense	3,695	17,048	13,564	45,442
Net income	6,341	17,681	17,376	65,678
Less: noncumulative dividends to preferred stockholders	—	(1,212)	—	(2,526)
Less: undistributed earnings to participating securities	—	(11,244)	—	(45,907)
Net income attributable to common stockholders—basic	6,341	5,225	17,376	17,245
Add: adjustments for undistributed earnings to participating securities	—	1,862	—	7,003
Net income attributable to common stockholders—diluted	$6,341	$7,087	$17,376	$24,248
Net income per share attributable to common stockholders:
Basic	$0.03	$0.09	$0.08	$0.35
Diluted	$0.03	$0.07	$0.07	$0.29
Shares used to compute net income per share attributable to common stockholders:
Basic	218,850	58,548	217,431	49,922
Diluted	242,328	95,190	242,153	82,841
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
Net income	$6,341	$17,681	$17,376	$65,678
Other comprehensive income:
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(245), $ —, $1,469, and $ — respectively	5,538	—	3,005	—
Less: reclassification for realized net gains included in net income, net of tax expense (benefit) of $(216), $ —, $509, and $ — respectively	(407)	—	(1,978)	—
Net change, net of tax	5,131	—	1,027	—
Change in foreign currency translation adjustment, net of tax	(88)	41	(160)	85
Change in unrealized loss on available-for-sale investments, net of tax	67	—	126	—
Comprehensive income	$11,451	$17,722	$18,369	$65,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 2, 2016	June 30, 2015
Cash Flows from Operating Activities
Net income	$17,376	$65,678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for inventory obsolescence	665	4,537
Depreciation	13,121	7,519
Write-off of property and equipment	649	—
Amortization of intangible assets	1,066	655
Revaluation of redeemable convertible preferred stock warrant liability	—	56,655
Stock-based compensation	38,170	12,650
Change in contingent consideration	—	(7,704)
Deferred income taxes	(36,452)	(20,111)
Excess of tax benefit from stock-based compensation	(16,275)	—
Other	(700)	294
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	91,537	(12,834)
Inventories	(13,351)	(76,334)
Prepaid expenses and other assets	(16,085)	(2,495)
Fitbit Force recall reserve	(2,974)	(9,581)
Accounts payable	(39,425)	(5,561)
Accrued liabilities and other liabilities	54,000	8,830
Deferred revenue	1,973	11,789
Income taxes payable	14,857	(29,836)
Net cash provided by operating activities	108,152	4,151
Cash Flows from Investing Activities
Purchase of property and equipment	(36,745)	(11,745)
Purchases of marketable securities	(392,738)	—
Sales of marketable securities	38,814	—
Maturities of marketable securities	140,262	—
Acquisitions, net of cash acquired	(5,600)	(11,037)
Net cash used in investing activities	(256,007)	(22,782)
Cash Flows from Financing Activities
Payments of offering costs	(1,236)	(2,522)
Proceeds from issuance of common stock	14,467	442
Taxes paid related to net share settlement of restricted stock units	(1,107)	—
Excess of tax benefit from stock-based compensation	16,275	—
Net proceeds from initial public offering	—	420,885
Proceeds from issuance of debt and revolving credit facility, net debt discount	—	160,000
Repayment of debt	—	(294,503)
Net cash provided by financing activities	28,399	284,302
Net increase (decrease) in cash and cash equivalents	(119,456)	265,671
Effect of exchange rate on cash and cash equivalents	(248)	(21)
Cash and cash equivalents at beginning of period	535,846	195,626
Cash and cash equivalents at end of period	$416,142	$461,276
Supplemental Disclosure
Cash paid for interest	$287	$103
Cash paid for income taxes	$16,196	$94,966
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Purchase of property and equipment included in accounts payable and accrued liabilities	$17,227	$2,714
Conversion of redeemable convertible preferred stock into Class B common stock	$—	$67,814
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$—	$72,452
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	$—	$56,678
Deferred offering costs included in accounts payable and accruals	$—	$2,711
Issuance of common stock in connection with acquisitions	$—	$13,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended July 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

The Company’s fiscal year ends on December 31 of each year. In the first quarter of 2016, the Company adopted a 4-4-5 week quarterly calendar, which, for the 2016 fiscal year, is comprised of four fiscal quarters ending on April 2, 2016, July 2, 2016, October 1, 2016 and December 31, 2016. The Company did not adjust operating results for quarters prior to 2016. There were 91 days in each of the three months ended July 2, 2016 and June 30, 2015, and 184 and 181 days in the six months ended July 2, 2016 and June 30, 2015, respectively.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2.    Fair Value Measurements

The carrying values of the Company’s accounts receivable, accounts payable, and accrued liabilities approximated their fair values due to the short period of time to maturity or repayment.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	July 2, 2016
	Level 1	Level 2	Total
Assets:
Money market funds	$162,633	$—	$162,633
U.S. government agencies	—	68,834	68,834
Corporate debt securities	—	384,429	384,429
Derivative assets	—	9,134	9,134
Total	$162,633	$462,397	$625,030
Liabilities:
Derivative liabilities	$—	$5,964	$5,964

	December 31, 2015
	Level 1	Level 2	Total
Assets:
Money market funds	$248,128	$—	$248,128
U.S. government agencies	—	113,314	113,314
Corporate debt securities	—	193,964	193,964
Derivative assets	—	6,002	6,002
Total	$248,128	$313,280	$561,408
Liabilities:
Derivative liabilities	$—	$2,640	$2,640

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

In addition, Level 2 assets and liabilities include derivative financial instruments associated with hedging activity, which are further discussed in Note 3. Derivative financial instruments are initially measured at fair value on the contract date and are subsequently remeasured to fair value at each reporting date using inputs such as spot rates, forward rates, and discount rates. There is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.

There were no Level 3 assets or liabilities as of July 2, 2016 and December 31, 2015. There have been no transfers between fair value measurement levels during the three and six months ended July 2, 2016 and June 30, 2015.

3.    Financial Instruments

Cash, Cash Equivalents, and Marketable Securities

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Because the Company views marketable securities as available to support current operations as needed, it has classified all available-for-sale securities as current assets. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net as incurred.

Investments are reviewed periodically to identify potential other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables below as the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to, or beyond, the initial cost of investment for these securities.

The following table sets forth cash, cash equivalents, and marketable securities as of July 2, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$143,780	$—	$—	$143,780	$143,780	$—
Money market funds	162,633	—	—	162,633	162,633	—
U.S. government agencies	68,767	67	—	68,834	—	68,834
Corporate debt securities	384,425	36	(32)	384,429	109,729	274,700
Total	$759,605	$103	$(32)	$759,676	$416,142	$343,534

The following table sets forth cash, cash equivalents, and marketable securities as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$109,072	$—	$—	$109,072	$109,072	$—
Money market funds	248,128	—	—	248,128	248,128	—
U.S. government agencies	113,315	3	(4)	113,314	63,464	49,850
Corporate debt securities	194,018	1	(55)	193,964	115,182	78,782
Total	$664,533	$4	$(59)	$664,478	$535,846	$128,632

The gross unrealized gains or losses on marketable securities as of July 2, 2016 and December 31, 2015 were not material. There were no available-for-sale investments as of July 2, 2016 and December 31, 2015 that have been in a continuous unrealized loss position for greater than twelve months.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table classifies marketable securities by contractual maturities (in thousands):

	July 2, 2016	December 31, 2015

Due in one year	$341,041	$128,632
Due in one to two years	2,493	—
Total	$343,534	$128,632

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

The Company had outstanding contracts with a total notional amount of $246.9 million and $50.8 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of July 2, 2016, and $254.1 million in cash flow hedges for forecasted revenue transactions as of December 31, 2015.

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

The Company had outstanding balance sheet hedges with a total notional amount of $104.3 million and $104.8 million as of July 2, 2016 and December 31, 2015, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

		July 2, 2016		December 31, 2015
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Cash flow designated hedges	Prepaid expenses and other current assets	$5,211	$—	$3,116	$—
Cash flow designated hedges	Accrued liabilities	—	3,101	—	1,327
Hedges not designated	Prepaid expenses and other current assets	3,923	—	2,886	—
Hedges not designated	Accrued liabilities	—	2,863	—	1,313
Total fair value of derivative instruments		$9,134	$5,964	$6,002	$2,640

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income, or OCI, and the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
Foreign exchange cash flow hedges
Gain (loss) recognized in OCI – effective portion		$5,783	$—	$1,535	$—
Gain (loss) reclassified from OCI into income – effective portion	Revenue	(1,380)	—	(1,550)	—
Gain (loss) reclassified from OCI into income – effective portion	Operating expenses	1,393	—	2,408	—
Gain (loss) recognized in income – ineffective portion	Other income (expense), net	(95)	—	(185)	—

Foreign exchange balance sheet hedges
Gain (loss) recognized in income	Other income (expense), net	$(72)	$434	$(209)	$2,454

As of July 2, 2016, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into net income within the next 12 months.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of July 2, 2016 and December 31, 2015 (in thousands):

	As of July 2, 2016
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$9,134	$—	$9,134	$4,960	$—	$4,174

	As of December 31, 2015
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$6,002	$—	$6,002	$2,100	$—	$3,902

The following tables set forth the available offsetting of net derivative liabilities under the master netting arrangements as of July 2, 2016 and December 31, 2015 (in thousands):

	As of July 2, 2016
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$5,964	$—	$5,964	$4,960	$—	$1,004

	As of December 31, 2015
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$2,640	$—	$2,640	$2,100	$—	$540

4.    Balance Sheet Components

Revenue Reserve

Revenue returns reserve activities were as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
Beginning balances	$55,875	$26,362	$74,045	$26,559
Increases	85,335	32,859	119,550	53,352
Returns taken	(60,933)	(23,956)	(113,318)	(44,646)
Ending balances	$80,277	$35,265	$80,277	$35,265

Inventories

Inventories consisted of the following (in thousands):

	July 2, 2016	December 31, 2015

Components	$1,699	$5,359
Finished goods	188,945	172,787
Total inventories	$190,644	$178,146

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 2, 2016	December 31, 2015

POP displays, net	$23,801	$9,990
Derivative assets	9,134	6,002
Prepaid income taxes	638	11,889
Prepaid expenses and other current assets	26,209	15,649
Total prepaid expenses and other current assets	$59,782	$43,530

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	July 2, 2016	December 31, 2015

Tooling and manufacturing equipment	$74,198	$53,092
Furniture and office equipment	8,483	6,809
Purchased and internally-developed software	6,770	3,794
Leasehold improvements	22,010	8,388
Total property and equipment	111,461	72,083
Less: Accumulated depreciation and amortization	(37,280)	(27,582)
Property and equipment, net	$74,181	$44,501

Goodwill and Intangible Assets

The carrying amount of goodwill was $25.2 million and $22.2 million as of July 2, 2016 and December 31, 2015, respectively, and the increase in the carrying amount during the three and six months ended July 2, 2016 was attributable to an acquisition in May 2016. See Note 11 for additional information.

The carrying amounts of the intangible assets as of July 2, 2016 and December 31, 2015 were as follows (in thousands, except useful life). In-process research and development is not amortized until the completion of the related development.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	July 2, 2016			December 31, 2015			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$12,640	$(2,345)	$10,295	$12,640	$(1,442)	$11,198	5.8
Trademarks and other	1,278	(423)	855	1,278	(260)	1,018	3.7
Total finite-lived intangible assets subject to amortization, net	13,918	(2,768)	11,150	13,918	(1,702)	12,216
In-process research and development	3,940	—	3,940	—	—	—
Total intangible assets, net	$17,858	$(2,768)	$15,090	$13,918	$(1,702)	$12,216

Total amortization expense related to intangible assets was $0.5 million for each of the three months ended July 2, 2016 and June 30, 2015, and $1.1 million and $0.7 million for the six months ended July 2, 2016 and June 30, 2015, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after July 2, 2016, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2016	$903	$118	$1,021
2017	1,806	230	2,036
2018	1,806	230	2,036
2019	1,806	230	2,036
2020	1,806	47	1,853
Thereafter	2,168	—	2,168
Total finite-lived intangible assets, net	$10,295	$855	$11,150

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	July 2, 2016	December 31, 2015

Product warranty	$76,841	$40,212
Accrued sales and marketing	45,736	33,389
Employee related liabilities	23,421	27,394
Accrued co-op advertising and marketing development funds	18,879	29,077
Accrued sales incentives	17,670	24,324
Accrued manufacturing expense and freight	12,982	10,723
Inventory received but not billed	6,759	4,292
Derivative liabilities	5,964	2,640
Sales taxes and VAT payable	5,753	8,349
Accrued legal fees	3,326	3,138
Customer deposits	1,006	2,062
Other	13,584	9,377
Accrued liabilities	$231,921	$194,977

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
Beginning balances	$50,669	$23,251	$40,212	$20,098
Charged to cost of revenue	50,480	14,568	78,024	22,065
Settlement of claims	(24,308)	(6,756)	(41,395)	(11,100)
Ending balances	$76,841	$31,063	$76,841	$31,063

(1)	Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “—Fitbit Force Recall Reserve” for additional information regarding such reserves.

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

Fitbit Force Recall reserve activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
Beginning balances	$4,339	$15,104	$5,122	$22,476
Charged (benefit) to cost of revenue	—	—	—	(2,040)
Charged (benefit) to general and administrative	—	69	—	(73)
Settlement of claims	(2,191)	(2,279)	(2,974)	(7,469)
Ending balances	$2,148	$12,894	$2,148	$12,894

Accumulated Other Comprehensive Income

The components and activity of accumulated other comprehensive income, or AOCI, net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2015	$751	$(5)	$(55)	$691
Other comprehensive income (loss) before reclassifications	3,005	(160)	126	2,971
Amounts reclassified from AOCI	(1,978)	—	—	(1,978)
Other comprehensive income (loss)	1,027	(160)	126	993
Balance at July 2, 2016	$1,778	$(165)	$71	$1,684

Other comprehensive income consisted only of currency translation adjustments of an immaterial amount in the six months ended June 30, 2015.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

5.    Long-Term Debt

2014 Credit Agreement

In August 2014, the Company entered into an amended and restated credit agreement, or Asset-Based Credit Facility, with a borrowing limit of $180.0 million. The Asset-Based Credit Facility allowed the Company to borrow up to the lesser of (i) $180.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans and (ii) the borrowing base then in effect less the amount then outstanding under letters of credit and loans. During the six months ended June 30, 2015, the effective interest rate on the revolving line of credit was 4.25%. The Asset-Based Credit Facility was terminated in December 2015.

2014 Revolving Credit and Guarantee Agreement

In August 2014, the Company entered into a revolving credit and guarantee agreement, or Cash Flow Facility. In October 2014, the Company amended the Cash Flow Facility to increase the borrowing limit under the Cash Flow Facility. The Cash Flow Facility allowed the Company to borrow up to $50.0 million, including up to $10.0 million for the issuance of letters of credit and up to $10.0 million for swing line loans. During the six months ended June 30, 2015, the effective interest rate on the revolving line of credit was 3.59%. The Cash Flow Facility was terminated in December 2015.

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

The Company has the option to repay its borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires the Company to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.15:1, and a consolidated leverage ratio of less than 3:1. The Senior Facility also requires the Company to comply with certain non-financial covenants. The Senior Facility contains customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee certain obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or other transactions. The Company was in compliance with these covenants as of July 2, 2016. Obligations under the credit facility are collaterized by substantially all of the Company’s assets, excluding the Company’s intellectual property. As of July 2, 2016, there were no outstanding borrowings under the Senior Facility.

Letters of Credit

As of July 2, 2016 and December 31, 2015, the Company had outstanding letters of credit totaling $37.9 million and $17.1 million, respectively, issued to cover various security deposits on the Company’s facility leases.

6.    Commitments and Contingencies

Leases

The Company leases office space in various locations with expiration dates between 2016 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. Rent expense is recorded over the lease terms on a straight-line basis. In April 2016, the Company entered into a sublease to expand the Company’s existing headquarters. The lease expires in 2024. Future minimum payments under the leases as of July 2, 2016 were $309.9 million.

Legal Proceedings

Fitbit Force. In 2014, class action and personal injury lawsuits were filed against the Company based upon claims of allergic reactions from adhesives in the Fitbit Force, and alleged violations of various state false advertising and unfair competition statutes

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

based on the Company’s sale and marketing of the Fitbit Force. The class action cases were settled in 2014. Certain personal injury complaints were filed in 2015, and the settlement of those claims is almost final. In the fourth quarter of 2015, the Company received proceeds from the insurance policies that apply to these claims and related legal fees, and the Company recorded an accrual for liabilities arising under these claims that was immaterial and falls within the amount of the insurance proceeds received.

Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge. In 2014, one personal injury lawsuit was filed against the Company based upon claims of skin irritation from the Fitbit Flex. Additional lawsuits were filed in 2015 based upon claims of personal injury from the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge. Settlement of those claims is almost final. In the fourth quarter of 2015, the Company received proceeds from the insurance policies that apply to these claims and related legal fees, and the Company recorded an accrual for liabilities arising under these claims that was immaterial and falls within the amount of the insurance proceeds received.

Jawbone. On May 27, 2015, Aliphcom, Inc. d/b/a Jawbone, or Jawbone, filed a lawsuit against the Company and certain of its employees who were formerly employed by Jawbone in the Superior Court of the State of California in the County of San Francisco alleging trade secret misappropriation and unfair and unlawful business practices against all defendants, and alleging breach of contract and breach of implied covenant of good faith and fair dealing against the employee defendants. The complaint alleges, among other things, that prior to leaving Jawbone at various times in 2015, the employees downloaded Jawbone company documents and materials, including allegedly confidential and trade secret information, and that these employees are using such information in the development of the Company’s products. The complaint also alleges that the Company recruited those employees with the intent of using Jawbone’s proprietary information. The complaint seeks unspecified damages, including punitive damages and injunctive relief.

On June 26, 2015, the Company and the employee defendants filed demurrers to Jawbone’s complaint. The Company sought to dismiss both causes of action brought against it (those for misappropriation of trade secrets and unfair business practices). The employee defendants sought to dismiss the breach of implied covenant and unfair business practices causes of action. On October 2, 2015, Jawbone filed a First Amended Complaint asserting the same causes of action and adding additional allegations to those raised in the initial complaint. On October 21, 2015, the Company and the employee defendants demurred to the First Amended Complaint, in which the Company once again moved to dismiss the misappropriation and unfair business practices causes of action and the employee defendants moved to dismiss those for breach of the implied covenant and unfair business practices. A hearing on the demurrers was held on May 31, 2016, and the Court granted the demurrer on the unfair business practices cause of action as to both Fitbit and the individual defendants. On May 31, 2016, Jawbone again moved to amend its complaint to add another employee defendant to the lawsuit. The Second Amended Complaint, adding the employee defendant and additional allegations, was filed on June 23, 2016.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

On February 8, 2016, Jawbone filed a motion for partial termination of the investigation as to the ‘522 patent after discovery showed the Company’s products do not actually practice the patent. On March 4, 2016, Jawbone filed a motion for partial termination of the investigation as to the ‘811 patent after a claim construction ruling that was favorable to the Company suggested non-infringement by the Company’s products. On March 4, 2016, the administrative law judge, or ALJ, issued an Initial Determination that granted a Motion for Summary Determination as to the ‘546 and ‘275 patents on grounds they are ineligible subject matter under 35 U.S.C. § 101. The Initial Determination was affirmed by the ITC on April 4, 2016. On June 3, 2016, Jawbone filed a notice of appeal in the Federal Circuit. On April 28, 2016, the ALJ issued an Initial Determination that granted a Motion for Summary Determination as to the ‘707 and ‘413 patents on grounds they are ineligible subject matter under 35 U.S.C. § 101. The Initial Determination was affirmed by the ITC on June 2, 2016. A trial on the trade secrets allegations took place from May 9-17, 2016. The Initial Determination by the ALJ is due August 19, 2016, and the target date for completion of the investigation is December 21, 2016.

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

On November 2, 2015, the Company filed a complaint with the ITC requesting an investigation into violations of the Tariff Act of 1930 by Jawbone and Body Media. The complaint asserts that Jawbone’s products infringe U.S. Patent Nos. 8,920,332, 8,868,377, and 9,089,760. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of Jawbone’s products that the Company believes infringe upon its patents. The ITC instituted the investigation on December 1, 2015. On July 20, 2016, the administrative law judge, or ALJ, issued an Initial Determination that granted a Motion for Summary Determination as to the ‘332, ‘377, and ‘760 patents on grounds they are ineligible subject matter under 35 U.S.C. § 101. As a result, the investigation was terminated and the August 4, 2016 trial date cancelled.

The case filed by Jawbone against the Company in the Northern District of California has been stayed, pending a determination in the ITC on the same patents.

The first case filed by the Company against Jawbone in the District of Delaware, asserting the ’543, ’812, and ’971 patents, has been transferred to the Northern District of California. The second case filed by the Company against Jawbone in the District of Delaware, asserting the ’332, ’377, and ’760 patents, has been stayed, pending a determination in the ITC on the same patents. In the case filed by the Company in the Northern District of California, on October 30, 2015, Jawbone answered and made an antitrust counterclaim, asserting that the Company’s infringement claims are somehow “sham litigation” and that by asserting them and hiring some of Jawbone’s employees, the Company is supposedly monopolizing a market of personal fitness trackers. In response to the Company’s motion to dismiss the antitrust counterclaim, on January 13, 2016, Jawbone amended its Answer and antitrust counterclaim. The Company moved to stay and bifurcate the antitrust claim, and on May 27, 2016, the Court granted the motion. On June 15, 2016, Jawbone filed a Motion for Summary Judgment, which the Company opposed. On July 12, 2016, Jawbone withdrew its motion.

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

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Plaintiffs have amended their complaint four times, and on January 15, 2016, the Company moved to dismiss the Fourth Amended Complaint. On July 15, 2016, the Court denied the motion to dismiss.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District for the Northern District of California, alleging that the PurePulse heart rate tracking technology in the Fitbit Charge HR and Fitbit Surge do not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims as well as violations of various states’ false advertising and unfair competition statutes based on our sale and marketing of the Fitbit Charge HR and Fitbit Surge. Plaintiffs seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the plaintiffs filed a Consolidated Master Class Action Complaint that combines the plaintiffs from the two previously filed complaints. On May 19, 2016, the plaintiffs filed an Amended Consolidated Master Class Action Complaint. Attached as an exhibit was a “study” commissioned by the plaintiffs and performed by two researchers at California State Polytechnic University, Pomona, which allegedly found that the Fitbit devices incorrectly measured heart rate by an average of 20 beats per minute during moderate to high exercise. The Company has not yet answered. On August 3, 2016, the parties appeared at a Case Management Conference to discuss whether the issue of arbitrability should be decided by the arbitrator.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Federal Securities Class Action. On January 11, 2016 a putative securities class action was filed in the U.S. District Court for the Northern District of California naming as defendants the Company and certain of its officers (the “Federal Securities Class Action”). On May 10, 2016, the Court appointed the Fitbit Investor Group (consisting of five individual investors) as lead plaintiff. The amended complaint, filed on July 1, 2016, names as defendants the Company, certain of its officers and directors, and certain financial institutions that acted as underwriters in connection with the Company’s June 2015 initial public offering, or IPO. Plaintiffs allege violations of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, based on alleged materially false and misleading statements about Fitbit’s products between October 27, 2014 and November 23, 2015. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities (i) on the open market between June 18, 2015 and May 19, 2016; and/or (ii) pursuant to or traceable to the IPO. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The Company filed a motion to dismiss the Amended Complaint on July 29, 2016. The hearing date has not yet been scheduled.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

State Securities Class Action. On April 28, 2016, a putative class action lawsuit alleging violations of the Securities Act was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, certain of its officers, its board members, the underwriters for the IPO, and a number of its investors (the “San Mateo Action”). On May 23, 2016, the Court granted plaintiff’s request to voluntarily dismiss the investor defendants. Plaintiff alleges that the IPO registration statement contained material misstatements about the Company’s products. Plaintiff seeks to represent a class of persons who purchased Fitbit common stock in and/or traceable to the IPO. Plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper.

On May 17, 2016, a shareholder class action lawsuit was filed in the Superior Court of California, County of San Francisco alleging claims similar to those at issue in the San Mateo Action and the Federal Securities Class Action (the “San Francisco Action”). The complaint alleges violations of the Securities Act based on alleged material misstatements in the registration statements for the IPO and November 2015 follow-on public offering and names as defendants Fitbit, certain of its officers and

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

directors, the underwriters for Fitbit’s public offerings, and two of Fitbit’s investors. Plaintiff seeks to represent a class of persons who acquired Fitbit common stock pursuant and/or traceable to the IPO and follow-on public offering.

The Company removed both the San Mateo Action and the San Francisco Action to the U.S. District Court for the Northern District of California. On July 27, 2016, the District Court remanded the actions back to state court. Defendants have not yet answered.

The Company believes that the plaintiffs’ allegations in these actions are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Other. The Company is and, from time to time, may in the future become, involved in other legal proceedings in the ordinary course of business. The Company currently believes that the outcome of any of these existing legal proceedings, including the aforementioned cases, either individually or in the aggregate, will not have a material impact on the operating results, financial condition or cash flows of the Company. With respect to existing legal proceedings, the Company has either determined that the existence of a material loss is not reasonably possible or that it is unable to estimate a reasonably possible loss or range of loss. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company also currently has directors’ and officers’ insurance.

7.    Stock Plan

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan, or 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan, or 2007 Plan. The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and restricted stock units, or RSUs, granted under the 2007 Plan will remain subject to the terms of the 2007 Stock Plan. As of July 2, 2016, 8.3 million shares were reserved and available for future issuance under the 2015 Plan.

Employee Stock Purchase Plan

In May 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP, which became effective on June 17, 2015. A total of 3.8 million shares of Class A common stock were initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock (i) on the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. Except for the initial offering period, the 2015 ESPP provides for 6-month offering periods beginning in May and November of each year. The initial offering period began June 17, 2015, and ended in May 2016.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the equity incentive plans was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Balance—December 31, 2015	44,362	$3.20
Granted	955	14.06
Exercised	(5,362)	0.89
Forfeited or canceled	(1,578)	4.51
Balance—July 2, 2016	38,377	3.74	$343,154

Options exercisable—July 2, 2016	20,516	2.09	$215,055
Options vested and expected to vest—July 2, 2016	37,783	3.70	$339,241

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest as of July 2, 2016 were calculated as the difference between the exercise price of the options and the fair value of the Class A common stock of $12.48 as of July 1, 2016.

Restricted Stock Units

RSU activity under the equity incentive plans was as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2015	3,292	$34.27
Granted	6,967	14.28
Vested	(243)	21.05
Forfeited or canceled	(182)	19.80
Unvested balance—July 2, 2016	9,834	20.70

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015

Cost of revenue	$1,084	$825	$2,393	$1,271
Research and development	11,725	3,138	22,118	5,017
Sales and marketing	2,927	1,322	5,462	2,629
General and administrative	4,664	2,462	8,197	3,733
Total stock-based compensation expense	$20,400	$7,747	$38,170	$12,650

As of July 2, 2016, the total unrecognized compensation expense related to unvested options and RSUs, net of estimated forfeitures, was $232.9 million, which the Company expects to recognize over an estimated weighted average period of 3.2 years.

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

For the three and six months ended July 2, 2016, the Company recorded an expense for income taxes of $3.7 million and $13.6 million, respectively, for an effective tax rate of 36.8% and 43.8%, respectively. The effective tax rate for the six months ended July 2, 2016 is higher than the statutory federal tax rate primarily due to the effect of an out-of-period adjustment recorded in the three months ended April 2, 2016, a change in mix of income between U.S. and foreign jurisdictions, and unrecognized tax benefits. For the three and six months ended June 30, 2015, the Company recorded an expense for income taxes of $17.0 million and $45.4 million, respectively, for an effective tax rate of 49.1% and 40.9%, respectively. The effective tax rate for the six months ended June 30, 2015 was higher than the statutory federal tax rate primarily due to certain permanent differences related to the change in fair value of the redeemable convertible preferred stock warrant liability and non-deductible stock-based compensation expense, partially offset by non-taxable income associated with contingent consideration from the FitStar acquisition and a permanent domestic production activities deduction.

As of July 2, 2016, the total amount of gross unrecognized tax benefits was $28.5 million, all of which would affect the effective tax rate if recognized. The Company does not have any tax positions as of July 2, 2016 for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
Numerator:
Net income	$6,341	$17,681	$17,376	$65,678
Less: noncumulative dividends to preferred stockholders	—	(1,212)	—	(2,526)
Less: undistributed earnings to participating securities	—	(11,244)	—	(45,907)
Net income attributable to common stockholders—basic	6,341	5,225	17,376	17,245
Add: adjustments to undistributed earnings to participating securities	—	1,862	—	7,003
Net income attributable to common stockholders—diluted	$6,341	$7,087	$17,376	$24,248

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	218,850	58,548	217,431	49,922
Effect of dilutive securities	23,478	36,642	24,722	32,919
Weighted-average shares of common stock—diluted for Class A and Class B	242,328	95,190	242,153	82,841
Net income per share attributable to common stockholders:
Basic	$0.03	$0.09	$0.08	$0.35
Diluted	$0.03	$0.07	$0.07	$0.29

The following potentially dilutive common shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015

Stock options to purchase common stock	3,861	—	3,548	799
Restricted stock units	4,256	—	3,884	—
Redeemable convertible preferred stock	—	126,020	—	132,898
Redeemable convertible preferred stock warrants	—	1,808	—	1,808
Total	8,117	127,828	7,432	135,505

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three and six months ended July 2, 2016 and June 30, 2015 were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015

A	16%	14%	17%	16%
C	14	13	13	12
B	14	14	12	12

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at July 2, 2016 and December 31, 2015 were as follows:

	July 2, 2016	December 31, 2015

A	23%	15%
B	18	19
C	15	23

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015

United States	$445,192	$312,666	$796,877	$577,975
Americas excluding United States	27,375	16,799	50,769	30,228
Europe, Middle East, and Africa	99,471	39,712	174,195	74,768
APAC	14,490	31,235	70,043	54,195
Total	$586,528	$400,412	$1,091,884	$737,166

As of July 2, 2016 and December 31, 2015, long-lived assets, which represent property and equipment, located outside the United States were $42.6 million and $28.9 million, respectively.

11.   Acquisitions

2016 Acquisitions

In May 2016, the Company completed a purchase of certain assets from a privately-held company, which was accounted for as a business combination, for total cash consideration of $7.0 million, of which $3.9 million was allocated to in-process research and development intangible assets, and $3.1 million to goodwill. This acquisition was not material to the Company’s condensed consolidated financial statements.

FitStar Acquisition — 2015

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Goodwill	$22,157
Developed and core technology	12,640
Customer relationships	128
Trademarks	1,150
Assumed liabilities, net of assets	(3,552)
Total	$32,523

The amortization periods of the acquired developed technology, customer relationships, and trademarks are 7.0 years, 1.3 years, and 5.0 years, respectively. Goodwill is not deductible for tax purposes.

In addition, upon acquisition, the Company issued 308,216 additional shares of common stock valued at $4.2 million. The Company is also obligated to make cash payments up to $1.2 million. Both the common stock and the cash payments are additional consideration which is contingent upon former employees of FitStar continuing to be employed by the Company. As such, this additional consideration was not part of the purchase price and is recognized as post-acquisition compensation expense over the related requisite service period of 3 years. The Company also recorded acquisition-related transaction costs of $0.3 million, which were included in general and administrative expenses in the condensed consolidated statements of operations during the six months ended June 30, 2015.

The results of operations of both acquisitions are included in the accompanying condensed consolidated statements of operations from the date of acquisition. Pro forma and historical results of operations for both acquisitions have not been presented because they are not material, either individually or in the aggregate, to the Company’s condensed consolidated financial statements.

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

Change to Quarterly Reporting Calendar
Our fiscal year ends on December 31 of each year. In the first quarter of 2016, we adopted a 4-4-5 week quarterly calendar, which, for the 2016 fiscal year, is comprised of four fiscal quarters ending on April 2, 2016, July 2, 2016, October 1, 2016, and December 31, 2016. We did not adjust operating results for quarters prior to 2016. There were 91 days in both the three months ended July 2, 2016 and June 30, 2015, and 184 and 181 days in the six months ended July 2, 2016 and June 30, 2015, respectively.
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

We generate substantially all of our revenue from sales of our connected health and fitness devices. We sell our products in over 54,000 retail stores and in 64 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We seek to build global brand awareness, increase product adoption, and drive sales through our sales and marketing efforts. We intend to continue to significantly invest in these sales and marketing efforts in the future.

Our growth will depend in part on the adoption and sale of our products and services in international markets. In recent periods, we have experienced significant growth in international sales. In the six months ended July 2, 2016, 27% of our revenue, based on ship-to destinations, was from sales outside of the United States. We believe international markets represent a significant growth opportunity for us. We intend to expand sales of our products and services in new and existing international markets by expanding our distribution channels through select retailers and strategic partnerships. We also intend to continue to invest across all geographic regions in sales and marketing efforts, including increasing our global advertising efforts, and in infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our international expansion efforts have resulted, and will continue to result, in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

The following are financial highlights for the three and six months ended July 2, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
	(in thousands)
Revenue	$586,528	$400,412	$1,091,884	$737,166
Net income	6,341	17,681	17,376	65,678
Adjusted EBITDA	48,322	86,245	93,433	179,628
Devices sold	5,673	4,458	10,515	8,234

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

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015

Devices sold	5,673	4,458	10,515	8,234
Adjusted EBITDA	$48,322	86,245	$93,433	$179,628

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

We define adjusted EBITDA as net income adjusted to exclude the impact of the Fitbit Force recall, stock-based compensation expense, litigation expense related to matters with Jawbone, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, depreciation and intangible assets amortization, change in contingent consideration, interest income (expense), net, and income tax expense.

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

Adjusted EBITDA is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income, which is the nearest U.S. GAAP equivalent of adjusted EBITDA. For example, adjusted EBITDA excludes the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015, and which had a negative impact on our revenue and expenses during these periods. In addition, adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Furthermore, we exclude litigation expenses related to matters with Jawbone because we do not believe these expenses have a direct correlation to the operations of our business and because of the singular nature of the claims underlying the Jawbone litigation matters. We began excluding Jawbone related litigation expense in the three months ended July 2, 2016 as these costs significantly increased during the second quarter of 2016, and may continue to be material for the remainder of 2016. Accordingly, adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income to adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
Net income	$6,341	$17,681	$17,376	$65,678
Impact of Fitbit Force recall	(11)	69	—	(2,113)
Stock-based compensation expense	20,400	7,747	38,170	12,650
Litigation expense	11,558	—	11,558	—
Revaluation of redeemable convertible preferred stock warrant liability	—	46,320	—	56,655
Depreciation and intangible assets amortization	7,178	4,705	14,186	8,174
Change in contingent consideration	—	(7,704)	—	(7,704)
Interest (income) expense, net	(839)	379	(1,421)	846
Income tax expense	3,695	17,048	13,564	45,442
Adjusted EBITDA	$48,322	$86,245	$93,433	$179,628

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

Change in contingent consideration. The change in contingent consideration relates to the benefit received during 2015 from the reversal of a contingent liability incurred in connection with the acquisition of FitStar. See Note 11 of the notes to our condensed consolidated financial statements for additional information.

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

The recall had the following effect on our income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
Reduction of revenue	$—	$—	$—	$—
Incremental (benefit to) cost of revenue	—	—	—	(2,040)
Impact on gross profit	—	—	—	2,040
Incremental general and administrative expenses (benefit)	(11)	69	—	(73)
Impact on income before income taxes	$11	$(69)	$—	$2,113

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$586,528	$400,412	$1,091,884	$737,166
Cost of revenue(1)	341,559	212,870	613,160	380,415
Gross profit	244,969	187,542	478,724	356,751
Operating expenses:
Research and development(1)	79,909	30,492	152,157	52,918
Sales and marketing(1)	118,138	69,690	225,189	113,557
General and administrative(1)	37,262	14,648	72,964	27,629
Change in contingent consideration	—	(7,704)	—	(7,704)
Total operating expenses	235,309	107,126	450,310	186,400
Operating income	9,660	80,416	28,414	170,351
Interest income (expense), net	839	(379)	1,421	(846)
Other income (expense), net	(463)	(45,308)	1,105	(58,385)
Income before income taxes	10,036	34,729	30,940	111,120
Income tax expense	3,695	17,048	13,564	45,442
Net income	$6,341	$17,681	$17,376	$65,678

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
	(in thousands)
Cost of revenue	$1,084	$825	$2,393	$1,271
Research and development	11,725	3,138	22,118	5,017
Sales and marketing	2,927	1,322	5,462	2,629
General and administrative	4,664	2,462	8,197	3,733
Total stock-based compensation expense	$20,400	$7,747	$38,170	$12,650

	Three Months Ended		Six Months Ended
	July 2, 2016	June 30, 2015	July 2, 2016	June 30, 2015
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	58	53	56	52
Gross profit	42	47	44	48
Operating expenses:
Research and development	14	8	14	7
Sales and marketing	20	17	20	15
General and administrative	6	4	7	4
Change in contingent consideration	—	(2)	—	(1)
Total operating expenses	40	27	41	25
Operating income	2	20	3	23
Interest income (expense), net	—	—	—	—
Other income (expense), net	—	(11)	—	(8)
Income before income taxes	2	9	3	15
Income tax expense	1	4	1	6
Net income	1%	5%	2%	9%

Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 2, 2016	June 30, 2015	$	%	July 2, 2016	June 30, 2015	$	%
Revenue	$586,528	$400,412	$186,116	46%	$1,091,884	$737,166	$354,718	48%

Revenue increased $186.1 million, or 46%, from $400.4 million for the three months ended June 30, 2015 to $586.5 million for the three months ended July 2, 2016. A substantial majority of the increase was due to an increase in the number of devices sold from 4.5 million in the three months ended June 30, 2015 to 5.7 million in the three months ended July 2, 2016, including $297.9 million in revenue from new devices introduced in the first quarter of 2016. Revenue also increased due to an increase in the average selling price of our devices by 12% from $88 per device for the three months ended June 30, 2015 to $99 per device for the three months ended July 2, 2016, due to new products introduced in the first quarter of 2016. U.S. revenue, based on ship-to destinations, increased $132.5 million, or 42%, from $312.7 million for the three months ended June 30, 2015 to $445.2 million for three months ended July 2, 2016. International revenue, based on ship-to destinations, increased by $53.7 million, or 61%, from $87.7 million for the three months ended June 30, 2015 to $141.4 million for the three months ended July 2, 2016, primarily due to an increase in revenue in the EMEA region, partially offset by a decrease in revenue in the APAC region.

Revenue increased $354.7 million, or 48%, from $737.2 million for the six months ended June 30, 2015 to $1.1 billion for the six months ended July 2, 2016. A substantial majority of the increase was due to an increase in the number of devices sold from 8.3 million in the six months ended June 30, 2015 to 10.5 million in the six months ended July 2, 2016, including $537.3 million in revenue from new devices introduced in the first quarter of 2016. Revenue also increased due to an increase in the average selling price of our devices by 15% from $87 per device for the six months ended June 30, 2015 to $100 per device for the six months ended July 2, 2016, due to new products introduced in the first quarter of 2016. U.S. revenue, based on ship-to destinations, increased $218.9 million, or 38%, from $578.0 million for the six months ended June 30, 2015 to $796.9 million for six months ended July 2, 2016, and international revenue, based on ship-to destinations, increased by $135.9 million, or 85%, from $159.2 million for the six months ended June 30, 2015 to $295.1 million for the six months ended July 2, 2016.

Cost of Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 2, 2016	June 30, 2015	$	%	July 2, 2016	June 30, 2015	$	%
Cost of revenue	$341,559	$212,870	$128,689	60%	$613,160	$380,415	$232,745	61%
Gross profit	244,969	187,542	57,427	31	478,724	356,751	121,973	34
Gross margin	42%	47%			44%	48%

Cost of revenue increased $128.7 million, or 60%, from $212.9 million for the three months ended June 30, 2015 to $341.6 million for the three months ended July 2, 2016. The increase was primarily due to the increase in the number of devices sold and an increase in average cost per device related to new products introduced in the first quarter of 2016. Cost of revenue increased $232.7 million, or 61%, from $380.4 million for the six months ended June 30, 2015 to $613.2 million for the six months ended July 2, 2016. The increase was primarily due to the increase in the number of devices sold and an increase in average cost per device related to new products introduced in the first quarter of 2016.

Gross margin decreased to 42% for the three months ended July 2, 2016 from 47% for the three months ended June 30, 2015 and decreased to 44% for the six months ended July 2, 2016 from 48% for the six months ended June 30, 2015. The decrease in gross margin for the three and six months ended July 2, 2016 was primarily due to an increase in estimated costs of warranty claims for legacy products.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 2, 2016	June 30, 2015	$	%	July 2, 2016	June 30, 2015	$	%
Research and development	$79,909	$30,492	$49,417	162%	$152,157	$52,918	$99,239	188%

Research and development expenses increased $49.4 million, or 162%, from $30.5 million for the three months ended June 30, 2015 to $79.9 million for the three months ended July 2, 2016. The increase was primarily due to a $28.4 million increase in personnel-related expenses due to a 133% increase in headcount, a $11.0 million increase in allocated overhead, a $4.7 million increase in consultant and contractor expenses, a $2.7 million increase in tooling and prototype materials, a $1.1 million increase in travel expenses, and a $1.1 million increase in expenses for third-party hosting services.

Research and development expenses increased $99.2 million, or 188%, from $52.9 million for the six months ended June 30, 2015 to $152.2 million for the six months ended July 2, 2016. The increase was primarily due to a $57.6 million increase in personnel-related expenses due to a 133% increase in headcount, a $21.0 million increase in allocated overhead, a $9.6 million increase in consultant and contractor expenses, a $6.5 million increase in tooling and prototype materials, a $2.1 million increase in travel expenses, and a $1.3 million increase in expenses for third-party hosting services.

For the full year 2016, we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue as compared to the full year 2015 as we continue to make significant investments in developing new products and services and enhancing existing products and services.

Sales and Marketing

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 2, 2016	June 30, 2015	$	%	July 2, 2016	June 30, 2015	$	%
Sales and marketing	$118,138	$69,690	$48,448	70%	$225,189	$113,557	$111,632	98%

Sales and marketing expenses increased $48.4 million, or 70%, from $69.7 million for the three months ended June 30, 2015 to $118.1 million for the three months ended July 2, 2016. The increase was primarily due to a $32.0 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns for the new products introduced during the first quarter of 2016. The increase was also due to a $12.7 million increase in consulting and contractor expenses, a $6.8 million increase in personnel-related expenses due to an 87% increase in headcount, and a $1.4 million increase in expenses for purchased software, partially offset by a $4.6 million decrease in allocated overhead.

Sales and marketing expenses increased $111.6 million, or 98%, from $113.6 million for the six months ended June 30, 2015 to $225.2 million for the six months ended July 2, 2016. The increase was primarily due to a $78.2 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns for the new products introduced during the first quarter of 2016. The increase was also due to a $24.7 million increase in consulting and contractor expenses, a $13.0 million increase in personnel-related expenses due to an 87% increase in headcount, and a $2.0 million increase in expenses for purchased software, partially offset by an $8.0 million decrease in allocated overhead.

For the full year 2016, we expect sales and marketing expenses to increase in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the full year 2015.

General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 2, 2016	June 30, 2015	$	%	July 2, 2016	June 30, 2015	$	%
General and administrative	$37,262	$14,648	$22,614	154%	$72,964	$27,629	$45,335	164%

General and administrative expenses increased $22.6 million, or 154%, from $14.6 million for the three months ended June 30, 2015 to $37.3 million for the three months ended July 2, 2016. The increase was primarily due to a $10.8 million increase in legal fees, a $6.7 million increase in personnel-related expenses due to a 106% increase in headcount, and a $5.4 million increase in consulting and contractor expenses.

General and administrative expenses increased $45.3 million, or 164%, from $27.6 million for the six months ended June 30, 2015 to $73.0 million for the six months ended July 2, 2016. The increase was primarily due to a $19.5 million increase in legal fees, a $15.6 million increase in personnel-related expenses due to a 106% increase in headcount, a $9.0 million increase in consulting and contractor expenses, and a $1.6 million increase in other administrative expenses.

For the full year 2016, we expect general and administrative expenses to increase in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the full year 2015.

Change in Contingent Consideration

	Three Months Ended		Change	Six Months Ended		Change
(dollars in thousands)	July 2, 2016	June 30, 2015	$	July 2, 2016	June 30, 2015	$
Change in contingent consideration	$—	$(7,704)	$7,704	$—	$(7,704)	$7,704

The change in contingent consideration benefit of $7.7 million for the three and six months ended July 2, 2016 is a result of our re-measurement of the contingent consideration liability related to our acquisition of FitStar in 2015. This is a non-recurring benefit. The terms of the contingent liability expired as of December 31, 2015.

Interest and Other Income (Expense), Net

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 2, 2016	June 30, 2015	$	%	July 2, 2016	June 30, 2015	$	%
Interest income (expense), net	$839	$(379)	$1,218	321%	$1,421	$(846)	$2,267	268%
Other income (expense), net	(463)	(45,308)	44,845	99	1,105	(58,385)	59,490	102

Interest income (expense), net increased $1.2 million, or 321%, from expense of $0.4 million for the three months ended June 30, 2015 to income of $0.8 million for the three months ended July 2, 2016. Other income (expense), net, increased $44.8 million, from expense of $45.3 million for the three months ended June 30, 2015 to income of $0.5 million for the three months ended July 2, 2016. The increase was primarily due to a decrease of $46.3 million in charges related to the revaluation of our convertible preferred stock warrant liability as the liability is no longer outstanding subsequent to our IPO.

Interest income (expense), net increased $2.3 million, or 268%, from expense of $0.8 million for the six months ended June 30, 2015 to income of $1.4 million for the six months ended July 2, 2016. Other income (expense), net, increased $59.5 million, from expense of $58.4 million for the six months ended June 30, 2015 to income of $1.1 million for the six months ended July 2, 2016. The increase in interest income (expense), net was primarily due to earnings on our cash, cash equivalents, and marketable securities. The increase in other income (expense), net was primarily due to a decrease of $56.7 million in charges related to the revaluation of our convertible preferred stock warrant liability as the liability is no longer outstanding subsequent to our IPO.

Income Tax Expense

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 2, 2016	June 30, 2015	$	%	July 2, 2016	June 30, 2015	$	%
Income tax expense	$3,695	$17,048	$(13,353)	(78)%	$13,564	$45,442	$(31,878)	(70)%

Income tax expense decreased $13.4 million, or 78%, from an expense of $17.0 million for the three months ended June 30, 2015 to $3.7 million for the three months ended July 2, 2016. Our effective tax rate was 36.8% and 49.1% for the three months ended July 2, 2016 and June 30, 2015, respectively. The decrease in our effective tax rate for the three months ended July 2, 2016 was primarily due to the growth of international operations in lower tax jurisdictions and research and development tax credits.

Income tax expense decreased $31.9 million, or 70%, from an expense of $45.4 million for the six months ended June 30, 2015 to $13.6 million for the six months ended July 2, 2016. Our effective tax rate was 43.8% and 40.9% for the six months ended July 2, 2016 and June 30, 2015, respectively. The increase in our effective tax rate for the six months ended July 2, 2016 was primarily due to effect of an out-of-period adjustment recorded in the three months ended April 2, 2016, partially offset by the growth of international operations in lower tax jurisdictions, and research and development tax credits.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and borrowings under our credit facilities. As of July 2, 2016, we had cash and cash equivalents of $416.1 million and marketable securities of $343.5 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 2, 2016	June 30, 2015
Net cash provided by (used in):
Operating activities	$108,152	$4,151
Investing activities	(256,007)	(22,782)
Financing activities	28,399	284,302
Net change in cash and cash equivalents	$(119,456)	$265,671

Cash Flows from Operating Activities

Net cash provided by operating activities of $108.2 million for the six months ended July 2, 2016 was primarily due to a $90.5 million increase in net change in operating assets and liabilities and net income of $17.4 million. Net cash provided by operating activities of $4.2 million for the six months ended June 30, 2015 was primarily due to net income of $65.7 million and non-cash adjustments of $54.5 million, partially offset by a decrease in net change in operating assets and liabilities of $116.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended July 2, 2016 of $256.0 million was primarily due to purchases of marketable securities of $392.7 million, partially offset by sales and maturities of marketable securities of $179.1 million, purchases of property and equipment of $36.7 million, and cash paid for an acquisition of $5.6 million. Net cash used in investing activities for the six months ended June 30, 2015 of $22.8 million was due to purchases of property and equipment of $11.7 million, and the cash portion of the acquisition of FitStar of $11.0 million, net of cash acquired.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended July 2, 2016 of $28.4 million was primarily due to $14.5 million of proceeds from exercise of stock options and stock purchases made through our ESPP, and excess tax benefits of $16.3 million from stock-based compensation. Cash provided by financing activities for the six months ended June 30, 2015 of $284.3 million was primarily related to proceeds from our IPO of $420.9 million, and net repayments of borrowings of $134.5 million under our credit facilities.

Contractual Obligations and Other Commitments

Future minimum payments under our operating leases as of July 2, 2016 were $309.9 million.

The aggregate amount of purchase orders open as of July 2, 2016 was approximately $545.4 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, we may be liable to our suppliers and contract manufacturers for the cost of the unutilized component orders or components purchased by our contract manufactures.

We have recorded a liability for uncertain tax positions of $28.5 million as of July 2, 2016, due to the uncertainty of when the related tax settlements will become due.

Off-Balance Sheet Arrangements

As of July 2, 2016, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of July 2, 2016, we had cash and cash equivalents of $416.1 million and marketable securities of $343.5 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had outstanding contracts with a total notional amount of $246.9 million and $50.8 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of July 2, 2016. We had outstanding balance sheet hedges with a total notional amount of $104.3 million as of July 2, 2016. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on transactions denominated in currencies other than U.S. dollars as of July 2, 2016, a hypothetical adverse change of 10% would have resulted in an impact on income before income taxes of approximately $19.4 million for the six months ended July 2, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 2, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of connected health and fitness devices or away from these types of products and services altogether, and our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. In addition, our newer products and services that have additional features or new product designs, such as the Fitbit Charge, Fitbit Charge HR, Fitbit Surge, Fitbit Alta, and Fitbit Blaze, may have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our connected health and fitness devices, which could result in decreased sales of our products and services and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, or if it is perceived that our future products and services will not satisfy consumer preferences, our business may be adversely affected.

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

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products, including trackers and accessories, and services could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. Due to the rapid growth in demand for our connected health and fitness devices, and particularly in connection with new product introductions, we face challenges acquiring adequate and timely supplies of our products to satisfy the levels of demand, which we believe negatively affects our revenue. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory, either directly or with our contract manufacturers or logistics providers to satisfy short-term demand increases. In addition, as we continue to introduce new products, we may face challenges managing the inventory of existing products. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

We rely on a limited number of suppliers, contract manufacturers, and logistics providers. In particular, we use contract manufacturers located in Asia, and each of our products is manufactured by a single contract manufacturer. Flextronics is our primary contract manufacturer and is currently the sole manufacturer of the majority of our devices. Our reliance on a sole contract manufacturer for each of our products increases the risk that in the event of an interruption from any one of these contract manufacturers, including without limitation, due to a natural catastrophe or labor dispute, we may not be able to develop an alternate source without incurring material additional costs and substantial delays. Accordingly, an interruption from any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

If we experience significantly increased demand, or if we need to replace an existing supplier, contract manufacturer, or logistics provider, we may be unable to supplement or replace such supply, contract manufacturing, or logistics capacity on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, for certain of our products, it may take a significant amount of time to identify a contract manufacturer that has the capability and resources to build the product to our specifications in sufficient volume. Identifying suitable suppliers, contract manufacturers, and logistics providers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

Because many of the key components in our products come from limited or sole sources of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain.

Many of the key components used to manufacture our products come from limited or sole sources of supply. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. While component shortages have historically been immaterial, they could be material in the future. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. In addition, some of our suppliers, contract manufacturers, and logistics providers may have more established relationships with our competitors, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers and users. This could harm our relationships with our channel partners and users and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers and users.

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

Failure to detect, prevent, or fix defects, or an increase in defects could result in a variety of consequences including greater number of returns of products than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. We generally provide a 45-day right of return for purchases through Fitbit.com and a 12-month warranty on all of our products, except in the European Union, where we provide a two-year warranty on all of our products. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. As of December 31, 2015, our reserves for warranty claims were $40.2 million, or 2% of our revenue for 2015. As of July 2, 2016, our reserves for warranty claims were $76.8 million. Moreover, we offer limited stock rotation rights and price protection to our distributors. If we experience greater returns from retailers or users, or greater warranty claims, in excess of our reserves, our business, revenue, gross margins, and operating results could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also affect our brand and decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

We have limited control over our suppliers, contract manufacturers, and logistics providers, including aspects of their specific manufacturing processes and their labor, environmental, or other practices, which subjects us to significant risks, including the following:

•	inability to satisfy demand for our products;

•	reduced control over delivery timing and product reliability;

•	reduced ability to oversee the manufacturing process and components used in our products;

•	reduced ability to monitor compliance with our product manufacturing specifications;

•	price increases;

•	difficulties in establishing additional or alternative contract manufacturing relationships if we experience difficulties with our existing contract manufacturers;

•	shortages of materials or components;

•	misappropriation of our intellectual property;

•	suppliers, contract manufacturers, and logistics providers may choose to limit or terminate their relationship with us;

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

If there are defects in the manufacture of our products, we may face negative publicity, government investigations, and litigation, and we may not be fully compensated by our contract manufacturers for any financial or other liability that we suffer as a result.

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, including economic conditions resulting from recent volatility in European markets, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services may have an adverse effect on our operating results and financial condition.

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

Our products are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, and heart rate and GPS-based information such as speed, distance, and exercise routes. We anticipate new features and functionality in the future, as well. From time to time, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity, and, in some cases, have required us to expend time and resources to defend litigation. For example, in the first quarter of 2016, class action lawsuits were filed against us based upon claims that the PurePulse heart rate tracking technology in the Fitbit Charge HR and Fitbit Surge do not consistently and accurately record users’ heart rates. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we are currently involved in litigation with Jawbone and its subsidiaries, which is described in Note 6, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements.

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

We use derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. In addition, our counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting counterparties to major financial institutions and by spreading the risk across several major financial institutions.

We spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost-effective.

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new users and increase awareness of our products and services. In 2015 and the six months ended July 2, 2016, advertising expenses were $237.0 million and $143.3 million, respectively, representing approximately 13% of our revenue for each period. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

We depend on retailers and distributors to sell and market our products, and our failure to maintain and further develop our sales channels could harm our business.

We primarily sell our products through retailers and distributors and depend on these third-parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and point of purchase, or POP, displays in their stores, and training their sales personnel to sell our products. If our retailers and distributors are not successful in selling our products or overestimate demand for our products, our revenue would decrease and we could experience lower gross margins due to product returns or price protection claims. Our retailers also often offer products and services of our competitors in their stores. Furthermore, our business could be adversely affected if any of our large retailers were to experience financial difficulties or store closures, or change the focus of their businesses in a way that deemphasized the sale of our products. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com, as consumers increasingly make purchases online. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors our ability to sell our products and services could be adversely affected and our business may be harmed.

In 2015 and for the six months ended July 2, 2016, our five largest retailers and distributors accounted for approximately 55% and 53% of our revenue, respectively. Of these retailers and distributors, Wynit Distribution, Best Buy, and Amazon.com accounted for approximately 15%, 14%, and 14% of our revenue for 2015, respectively, and approximately 17%, 12%, and 13% of our revenue for the six months ended July 2, 2016, respectively. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

Some of our retailers and distributors have experienced and may continue to experience financial difficulties. The insolvency, credit problems, or other financial difficulties confronting our retailers and distributors could expose us to financial risk. In addition, if the credit capacity of any retailers or distributors and accounts receivable balances increase, we may be subject to additional financial risk. Financial difficulties of our retailers and distributors could impede their effectiveness and also expose us to risks if they are unable to pay for the products they purchase from us. The difficulties of retailers and distributors may also lead to price cuts of our products and adverse effects on our brand and operating results. Any reduction in sales by our current retailers or distributors, loss of large resellers or distributors, or decrease in revenue from our retailers or distributors could adversely affect our revenue, operating results, and financial condition.

If we continue to grow at a rapid pace, we may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 469 as of December 31, 2014 to 1,101 as of December 31, 2015 to 1,473 as of July 2, 2016, and we expect headcount growth to continue for the foreseeable future. If our operations continue to grow at a rapid pace, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity awards to motivate, incentivize and retain our employees. If the perceived value of our equity or equity awards declines, it may adversely affect our ability to attract or retain highly skilled employees. Furthermore, there can be no assurances that the number of shares reserved for issuance under our equity incentive plans will be sufficient to grant equity awards adequate to recruit new employees and to compensate existing employees. Additionally, we have a number of current employees whose equity ownership in our company gives them a substantial amount of personal wealth. Likewise, we have a number of current employees whose equity awards are fully vested and are entitled to receive substantial amounts of our capital stock. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decisions about whether or not they continue to work for us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

We have certified that we comply with the U.S.-E.U. Safe Harbor Framework as developed by the U.S. Department of Commerce, which has historically provided a method for U.S. companies operating within the European Union to transfer personal data from citizens of E.U. member countries to the United States in a way that is consistent with the E.U. Data Protection Directive. However, the Court of Justice of the European Union has declared the U.S.-E.U. Safe Harbor Framework invalid. On February 2, 2016, the United States and the European Commission agreed to a new framework for transatlantic data flows called the “EU-U.S Privacy Shield.” The text of the new framework was released on February 29, 2016, and the E.U.-U.S. Privacy Shield was formally approved by the European Commission on July 12, 2016. We will need to assess the specific requirements of the Privacy Shield to determine whether we can comply with the new framework. If we are unable to comply with the EU-U.S. Privacy Shield, or if the Privacy Shield does not become effective, we will need to implement alternative solutions, such as Model Clauses or Binding Corporate Rules, to ensure that data transfers from the E.U. to the U.S. provide adequate protections to comply with the E.U. Data Protection Directive. If we fail to implement alternative data transfer solutions, or if national data protection authorities in the European Union (DPAs) do not deem such alternative solutions to be adequate, one or more DPAs could bring enforcement actions seeking to prohibit or suspend our data transfers to the U.S. and we could also face additional legal liability, fines, negative publicity, and resulting loss of business.

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

•	currency exchange rate fluctuations and related effects on our operating results;

•	economic and political instability in some countries, particularly those in China where we have expanded;

•	the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad;

•	tariffs and customs duties and the classification of our products by applicable governmental bodies; and

•	other costs of doing business internationally.

Our products are manufactured overseas and imported into the United States, the European Union, and other countries and may be subject to duties, tariffs and anti-dumping penalties imposed by applicable customs authorities. Those duties and tariffs are based on the classification of each of our products and is routinely subject to review by the applicable customs authorities. We are unable to predict whether those authorities will agree with our classifications and if those authorities do not agree with our classifications additional duties, tariffs or other trade restrictions may be imposed on the importation of our products. Such actions could result in increases in the cost of our products generally and might adversely affect our sales and profitability.

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

To date, substantially all of our revenue has been derived from sales of our connected health and fitness devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of the three and six months ended July 2, 2016, and June 30, 2015, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. Our inability to successfully sell and market our premium services could deprive us of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our connected health and fitness devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

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

Our products may, from time to time, be subject to recall for product safety and compliance reasons. For example, in March 2014, we recalled one of our products, the Fitbit Force, after some of our users experienced allergic reactions to adhesives in the wristband. These reactions included skin irritation, rashes, and blistering. The recall had a negative impact on our operating results, primarily in our fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fitbit Force Product Recall” in this Quarterly Report on Form 10-Q for additional information regarding the financial impact of the recall on our historical operating results. We have provided and are continuing to provide full refunds to consumers who return the Fitbit Force. If returns of the Fitbit Force or other costs related to the recall are higher than anticipated, we will be required to increase our reserves related to the recall which would negatively impact our operating results in the future.

The recall is being conducted in conjunction with the CPSC, which has been monitoring recall effectiveness and compliance. In addition to the financial impacts discussed elsewhere in this Quarterly Report on Form 10-Q, this recall requires us to collect a significant amount of information for the CPSC, which takes significant time and internal and external resources.

A large number of lawsuits, including multi-jurisdiction complex federal and state class action and personal injury claims, were filed against us relating to the Fitbit Force. These litigation matters have required significant attention of our management and resources and disrupted the ordinary course of our business operations. We have settled all of the class action lawsuits, and the settlement of a number of personal injury claims is almost final. In the fourth quarter of 2015, we received proceeds from the insurance policies that apply to these claims and related legal fees, and we recorded an accrual for liabilities arising under these claims that was immaterial and falls within the amount of the insurance proceeds received.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We will be required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2016. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $11.65 to $51.90 through July 31, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation, which is described in Note 6, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements.

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

As of July 2, 2016, there were 221.1 million shares of Class A and Class B common stock outstanding, and all shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act, various vesting agreements, and our insider trading policy.

In addition, as of July 2, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 1.2 million shares of Class A common stock and 37.1 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of July 2, 2016 that may be settled for 9.5 million shares of Class A common stock and 0.3 million shares of Class B common stock. All of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of July 2, 2016, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1†	Office Sublease, dated April 11, 2016, by and between the Registrant and Charles Schwab & Co., Inc.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Confidential treatment requested with respect to portions of this exhibit.
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

FITBIT, INC.

Date:	August 3, 2016	/s/ WILLIAM ZERELLA
William Zerella
Chief Financial Officer (Principal Financial and Accounting Officer)