Form 10-Q
period 2016-10-01
FITBIT INC
filed 2016-11-04
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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

As of October 31, 2016, there were 170,120,929 shares of the registrant’s Class A common stock outstanding and 53,627,962 shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our ability to develop new products and services or improve our existing products and services;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	trends in revenue, costs of revenue and gross margin;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectation to derive the substantial majority of our revenue from sales of devices;

•	growing our sales of subscription-based services;

•	the impact of foreign currency exchange rates;

•	releasing and shipping new products and services, and the timing thereof;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	October 1, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$284,220	$535,846
Marketable securities	387,882	128,632
Accounts receivable, net	461,351	469,260
Inventories	214,955	178,146
Prepaid expenses and other current assets	86,372	43,530
Total current assets	1,434,780	1,355,414
Property and equipment, net	94,311	44,501
Goodwill	25,217	22,157
Intangible assets, net	14,578	12,216
Deferred tax assets	110,814	83,020
Other assets	10,526	1,758
Total assets	$1,690,226	$1,519,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$253,138	$260,842
Accrued liabilities	218,526	194,977
Deferred revenue	45,001	44,448
Fitbit Force recall reserve	1,494	5,122
Income taxes payable	1,231	2,868
Total current liabilities	519,390	508,257
Other liabilities	53,732	29,358
Total liabilities	573,122	537,615
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	22	21
Additional paid-in capital	832,257	737,820
Accumulated other comprehensive income (loss)	(1,590)	691
Retained earnings	286,415	242,919
Total stockholders’ equity	1,117,104	981,451
Total liabilities and stockholders’ equity	$1,690,226	$1,519,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
Revenue	$503,802	$409,262	$1,595,686	$1,146,428
Cost of revenue	263,144	213,249	876,304	593,664
Gross profit	240,658	196,013	719,382	552,764
Operating expenses:
Research and development	82,972	42,890	235,129	95,808
Sales and marketing	79,872	65,115	305,061	178,672
General and administrative	33,333	20,698	106,297	48,327
Change in contingent consideration	—	—	—	(7,704)
Total operating expenses	196,177	128,703	646,487	315,103
Operating income	44,481	67,310	72,895	237,661
Interest income (expense), net	970	(216)	2,391	(1,062)
Other income (expense), net	(1,037)	(744)	68	(59,129)
Income before income taxes	44,414	66,350	75,354	177,470
Income tax expense	18,294	20,516	31,858	65,958
Net income	26,120	45,834	43,496	111,512
Less: noncumulative dividends to preferred stockholders	—	—	—	(2,526)
Less: undistributed earnings to participating securities	—	—	—	(50,316)
Net income attributable to common stockholders—basic	26,120	45,834	43,496	58,670
Add: adjustments for undistributed earnings to participating securities	—	—	—	7,655
Net income attributable to common stockholders—diluted	$26,120	$45,834	$43,496	$66,325
Net income per share attributable to common stockholders:
Basic	$0.12	$0.22	$0.20	$0.57
Diluted	$0.11	$0.19	$0.18	$0.48
Shares used to compute net income per share attributable to common stockholders:
Basic	222,412	206,657	219,079	102,741
Diluted	243,687	243,660	242,652	136,985
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
Net income	$26,120	$45,834	$43,496	$111,512
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $155, $ —, $(1,315), and $ —, respectively	(221)	1,466	2,784	1,466
Less: reclassification for realized net gains included in net income, net of tax expense (benefit) of $ —, $ —, $509, and $ —, respectively	(2,850)	(548)	(4,828)	(548)
Net change, net of tax	(3,071)	918	(2,044)	918
Change in foreign currency translation adjustment, net of tax	(39)	40	(199)	125
Change in unrealized loss on available-for-sale investments, net of tax	(164)	(6)	(38)	(6)
Comprehensive income	$22,846	$46,786	$41,215	$112,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	October 1, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income	$43,496	$111,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for inventory obsolescence	1,014	4,537
Depreciation	23,883	12,372
Write-off of property and equipment	762	—
Amortization of intangible assets	1,578	1,169
Revaluation of redeemable convertible preferred stock warrant liability	—	56,655
Stock-based compensation	58,175	25,684
Change in contingent consideration	—	(7,704)
Deferred income taxes	(27,794)	(32,288)
Excess of tax benefit from stock-based compensation	(25,542)	—
Other	(323)	(109)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,756	(5,500)
Inventories	(50,883)	(165,153)
Prepaid expenses and other assets	(38,788)	(4,664)
Fitbit Force recall reserve	(3,628)	(10,817)
Accounts payable	(13,125)	119,768
Accrued liabilities and other liabilities	43,285	30,657
Deferred revenue	554	17,520
Income taxes payable	19,756	(28,159)
Net cash provided by operating activities	40,176	125,480
Cash Flows from Investing Activities
Purchase of property and equipment	(66,798)	(17,748)
Purchases of marketable securities	(552,752)	(124,713)
Sales of marketable securities	45,011	12,070
Maturities of marketable securities	249,269	—
Acquisitions, net of cash acquired	(5,600)	(11,037)
Net cash used in investing activities	(330,870)	(141,428)
Cash Flows from Financing Activities
Payments of offering costs	(1,236)	(4,772)
Proceeds from issuance of common stock	18,316	940
Taxes paid related to net share settlement of restricted stock units	(3,228)	—
Excess of tax benefit from stock-based compensation	25,542	—
Net proceeds from initial public offering	—	420,885
Proceeds from issuance of debt and revolving credit facility, net debt discount	—	160,000
Repayment of debt	—	(294,503)
Net cash provided by financing activities	39,394	282,550
Net increase (decrease) in cash and cash equivalents	(251,300)	266,602
Effect of exchange rate on cash and cash equivalents	(326)	52
Cash and cash equivalents at beginning of period	535,846	195,626
Cash and cash equivalents at end of period	$284,220	$462,280
Supplemental Disclosure
Cash paid for interest	$396	$374
Cash paid for income taxes	$28,008	$120,774
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Purchase of property and equipment included in accounts payable and accrued liabilities	$18,177	$6,344
Conversion of redeemable convertible preferred stock into Class B common stock	$—	$67,814
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$—	$72,452
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	$—	$56,678
Deferred offering costs included in accounts payable and accruals	$—	$354
Issuance of common stock in connection with acquisitions	$—	$13,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended October 1, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

The Company’s fiscal year ends on December 31 of each year. In the first quarter of 2016, the Company adopted a 4-4-5 week quarterly calendar, which, for the 2016 fiscal year, is comprised of four fiscal quarters ending on April 2, 2016, July 2, 2016, October 1, 2016, and December 31, 2016. The Company did not adjust operating results for quarters prior to 2016. There were 91 and 92 days in the three months ended October 1, 2016 and September 30, 2015, respectively, and 275 and 273 days in the nine months ended October 1, 2016 and September 30, 2015, respectively.

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

Non-Monetary Transaction

The Company entered into an agreement with a third party during the three months ended October 1, 2016 to exchange inventory for advertising credits and cash. The Company recorded the transaction based on the estimated fair value of the products exchanged. The Company recorded $15.0 million of revenue during the three months ended October 1, 2016 related to the transaction. The $13.0 million of unused advertising credits remaining as of October 1, 2016 were recorded in prepaid expenses and other current assets and other assets. Such credits are expected to be used over three years, and will be expensed as advertising services are received.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance on identifying performance obligations and licensing implementation. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and has not yet selected a transition method.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 will become effective for the Company on January 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	October 1, 2016
	Level 1	Level 2	Total
Assets:
Money market funds	$97,719	$—	$97,719
U.S. government agencies	—	86,748	86,748
Corporate debt securities	—	321,872	321,872
Derivative assets	—	6,882	6,882
Total	$97,719	$415,502	$513,221
Liabilities:
Derivative liabilities	$—	$3,535	$3,535

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	December 31, 2015
	Level 1	Level 2	Total
Assets:
Money market funds	$248,128	$—	$248,128
U.S. government agencies	—	113,314	113,314
Corporate debt securities	—	193,964	193,964
Derivative assets	—	6,002	6,002
Total	$248,128	$313,280	$561,408
Liabilities:
Derivative liabilities	$—	$2,640	$2,640

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

There were no Level 3 assets or liabilities as of October 1, 2016 and December 31, 2015. There have been no transfers between fair value measurement levels during the three and nine months ended October 1, 2016 and September 30, 2015.

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

Investments are reviewed periodically to identify potential other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables below because the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to, or beyond, the initial cost of investment for these securities.

The following table sets forth cash, cash equivalents, and marketable securities as of October 1, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$165,763	$—	$—	$165,763	$165,763	$—
Money market funds	97,719	—	—	97,719	97,719	—
U.S. government agencies	86,691	58	(1)	86,748	—	86,748
Corporate debt securities	322,021	5	(154)	321,872	20,738	301,134
Total	$672,194	$63	$(155)	$672,102	$284,220	$387,882

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth cash, cash equivalents, and marketable securities as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$109,072	$—	$—	$109,072	$109,072	$—
Money market funds	248,128	—	—	248,128	248,128	—
U.S. government agencies	113,315	3	(4)	113,314	63,464	49,850
Corporate debt securities	194,018	1	(55)	193,964	115,182	78,782
Total	$664,533	$4	$(59)	$664,478	$535,846	$128,632

The gross unrealized gains or losses on marketable securities as of October 1, 2016 and December 31, 2015 were not material. There were no available-for-sale investments as of October 1, 2016 and December 31, 2015 that have been in a continuous unrealized loss position for greater than twelve months.

The following table classifies marketable securities by contractual maturities (in thousands):

	October 1, 2016	December 31, 2015

Due in one year	$362,322	$128,632
Due in one to two years	25,560	—
Total	$387,882	$128,632

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

The Company had outstanding contracts with a total notional amount of $283.2 million and $63.3 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of October 1, 2016, and $254.1 million in cash flow hedges for forecasted revenue transactions as of December 31, 2015.

Balance Sheet Hedges

The Company enters into foreign exchange contracts to hedge certain monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value, do

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

not qualify for hedge accounting treatment, and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities.

The Company had outstanding balance sheet hedges with a total notional amount of $141.0 million and $104.8 million as of October 1, 2016 and December 31, 2015, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		October 1, 2016		December 31, 2015
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Cash flow designated hedges	Prepaid expenses and other current assets	$1,403	$—	$3,116	$—
Cash flow designated hedges	Accrued liabilities	—	2,438	—	1,327
Hedges not designated	Prepaid expenses and other current assets	5,479	—	2,886	—
Hedges not designated	Accrued liabilities	—	1,097	—	1,313
Total fair value of derivative instruments		$6,882	$3,535	$6,002	$2,640

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income, or OCI, and the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
Foreign exchange cash flow hedges
Gain (loss) recognized in OCI – effective portion		$(560)	$1,466	$975	$1,466
Gain reclassified from OCI into income – effective portion	Revenue	3,060	580	1,511	580
Gain (loss) reclassified from OCI into income – effective portion	Operating expenses	(65)	(32)	2,343	(32)
Gain (loss) recognized in income – ineffective portion	Other income (expense), net	76	104	(109)	104

Foreign exchange balance sheet hedges
Gain (loss) recognized in income	Other income (expense), net	$(477)	$3,705	$3,567	$6,009

As of October 1, 2016, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into net income within the next 12 months.

Offsetting of Foreign Currency Derivative Contracts

The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. The Company generally enters into master netting arrangements, which mitigate credit risk by permitting net settlement

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

of transactions with the same counterparty. The Company is not required to pledge, and is not entitled to receive, cash collateral related to these derivative instruments.
The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of October 1, 2016 and December 31, 2015 (in thousands):

	October 1, 2016
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$6,882	$—	$6,882	$3,528	$—	$3,354

	December 31, 2015
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$6,002	$—	$6,002	$2,100	$—	$3,902

The following tables set forth the available offsetting of net derivative liabilities under the master netting arrangements as of October 1, 2016 and December 31, 2015 (in thousands):

	October 1, 2016
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$3,535	$—	$3,535	$3,528	$—	$7

	December 31, 2015
				Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$2,640	$—	$2,640	$2,100	$—	$540

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

4.    Balance Sheet Components

Revenue Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
Beginning balances	$80,277	$35,265	$74,045	$26,559
Increases	46,654	46,990	166,205	100,342
Returns taken	(59,763)	(41,043)	(173,082)	(85,689)
Ending balances	$67,168	$41,212	$67,168	$41,212

Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	October 1, 2016	December 31, 2015

Components	$2,452	$5,359
Finished goods	212,503	172,787
Total inventories	$214,955	$178,146

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 1, 2016	December 31, 2015

POP displays, net	$28,721	$9,990
Prepaid income taxes	12,539	11,889
Non-trade receivable	7,155	3,196
Derivative assets	6,882	6,002
Other	31,075	12,453
Total prepaid expenses and other current assets	$86,372	$43,530

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	October 1, 2016	December 31, 2015

Tooling and manufacturing equipment	$92,199	$53,092
Furniture and office equipment	12,518	6,809
Purchased and internally-developed software	9,232	3,794
Leasehold improvements	25,931	8,388
Total property and equipment	139,880	72,083
Less: Accumulated depreciation and amortization	(45,569)	(27,582)
Property and equipment, net	$94,311	$44,501

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Goodwill and Intangible Assets

The carrying amount of goodwill was $25.2 million and $22.2 million as of October 1, 2016 and December 31, 2015, respectively, and the increase in the carrying amount during the nine months ended October 1, 2016 was attributable to an acquisition in May 2016. See Note 11 for additional information.

The carrying amounts of the intangible assets as of October 1, 2016 and December 31, 2015 were as follows (in thousands, except useful life). In-process research and development is not amortized until the completion or abandonment of the related development.

	October 1, 2016			December 31, 2015			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$12,640	$(2,796)	$9,844	$12,640	$(1,442)	$11,198	5.5
Trademarks and other	1,278	(484)	794	1,278	(260)	1,018	3.5
Total finite-lived intangible assets subject to amortization, net	13,918	(3,280)	10,638	13,918	(1,702)	12,216
In-process research and development	3,940	—	3,940	—	—	—
Total intangible assets, net	$17,858	$(3,280)	$14,578	$13,918	$(1,702)	$12,216

Total amortization expense related to intangible assets was $0.5 million for each of the three months ended October 1, 2016 and September 30, 2015, and $1.6 million and $1.2 million for the nine months ended October 1, 2016 and September 30, 2015, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after October 1, 2016, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2016	$452	$57	$509
2017	1,806	230	2,036
2018	1,806	230	2,036
2019	1,806	230	2,036
2020	1,806	47	1,853
Thereafter	2,168	—	2,168
Total finite-lived intangible assets, net	$9,844	$794	$10,638

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	October 1, 2016	December 31, 2015

Product warranty	$62,941	$40,212
Accrued sales and marketing	27,938	33,389
Employee related liabilities	26,518	27,394
Accrued sales incentives	20,660	24,324
Accrued co-op advertising and marketing development funds	19,233	29,077
Inventory received but not billed	16,069	4,292
Accrued manufacturing expense and freight	14,536	10,723
Sales taxes and VAT payable	6,991	8,349
Derivative liabilities	3,535	2,640
Customer deposits	2,878	2,062
Accrued legal fees	2,555	3,138
Other	14,672	9,377
Accrued liabilities	$218,526	$194,977

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
Beginning balances	$76,841	$31,063	$40,212	$20,098
Charged to cost of revenue	30,814	15,687	109,324	37,752
Changes related to pre-existing warranties	(18,727)	(8,968)	(19,214)	(8,968)
Settlement of claims	(25,987)	(12,710)	(67,381)	(23,810)
Ending balances	$62,941	$25,072	$62,941	$25,072

(1)	Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “—Fitbit Force Recall Reserve” for additional information regarding such reserves.

During the three and nine months ended October 1, 2016, changes related to pre-existing warranties resulted primarily from a reduction in the estimated cost of replacement units. During the three and nine months ended September 30, 2015, changes related to pre-existing warranties resulted from a reduction in the estimated number of units to be replaced and in the estimated cost of replacement units.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Fitbit Force Recall reserve activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
Beginning balances	$2,148	$12,894	$5,122	$22,476
Charged (benefit) to cost of revenue	—	—	—	(2,040)
Charged (benefit) to general and administrative	—	20	—	(53)
Settlement of claims	(654)	(1,255)	(3,628)	(8,724)
Ending balances	$1,494	$11,659	$1,494	$11,659

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income, or AOCI, net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2014	$—	$37	$—	$37
Other comprehensive income (loss) before reclassifications	1,466	125	(6)	1,585
Amounts reclassified from AOCI	(548)	—	—	(548)
Other comprehensive income (loss)	918	125	(6)	1,037
Balance at September 30, 2015	$918	$162	$(6)	$1,074

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2015	$751	$(5)	$(55)	$691
Other comprehensive income (loss) before reclassifications	2,784	(199)	(38)	2,547
Amounts reclassified from AOCI	(4,828)	—	—	(4,828)
Other comprehensive income (loss)	(2,044)	(199)	(38)	(2,281)
Balance at October 1, 2016	$(1,293)	$(204)	$(93)	$(1,590)

5.    Long-Term Debt

2014 Credit Agreement

In August 2014, the Company entered into an amended and restated credit agreement, or Asset-Based Credit Facility, with a borrowing limit of $180.0 million. The Asset-Based Credit Facility allowed the Company to borrow up to the lesser of (i) $180.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans and (ii) the borrowing base then in effect less the amount then outstanding under letters of credit and loans. During the nine months ended September 30, 2015, the effective interest rate on the revolving line of credit was 4.25%. The Asset-Based Credit Facility was terminated in December 2015.

2014 Revolving Credit and Guarantee Agreement

In August 2014, the Company entered into a revolving credit and guarantee agreement, or Cash Flow Facility. In October 2014, the Company amended the Cash Flow Facility to increase the borrowing limit under the Cash Flow Facility. The Cash Flow Facility allowed the Company to borrow up to $50.0 million, including up to $10.0 million for the issuance of letters of credit and

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

up to $10.0 million for swing line loans. During the nine months ended September 30, 2015, the effective interest rate on the revolving line of credit was 3.59%. The Cash Flow Facility was terminated in December 2015.

2015 Credit Agreement

In December 2015, the Company entered into a second amended and restated credit agreement, or Senior Facility, to replace the existing Asset-Based Credit Facility and Cash Flow Facility. This Senior Facility allows the Company to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. Borrowings under the Senior Facility may be drawn as Alternate Base Rate, or ABR, loans or Eurodollar loans, and mature in December 2020. ABR loans bear interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bear interest at a variable rate based on the LIBOR rate and Eurodollar reserve requirements, but in any case at a minimum rate of 1.0% per annum.

The Company has the option to repay its borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires the Company to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.15:1, and a consolidated leverage ratio of less than 3:1. The Senior Facility also requires the Company to comply with certain non-financial covenants. The Senior Facility contains customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee certain obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Company was in compliance with these covenants as of October 1, 2016. Obligations under the Senior Facility are collateralized by substantially all of the Company’s assets, excluding the Company’s intellectual property. As of October 1, 2016, there were no outstanding borrowings under the Senior Facility.

Letters of Credit

As of October 1, 2016 and December 31, 2015, the Company had outstanding letters of credit totaling $37.9 million and $17.1 million, respectively, issued to cover various security deposits on the Company’s facility leases.

6.    Commitments and Contingencies

Leases

The Company leases office space in various locations with expiration dates between 2016 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. Rent expense is recorded over the lease terms on a straight-line basis. In April 2016, the Company entered into a sublease to expand the Company’s existing headquarters. The lease expires in 2024. Future minimum payments under the leases as of October 1, 2016 were $305.2 million.

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

Jawbone. On May 27, 2015, Aliphcom, Inc. d/b/a Jawbone, or Jawbone, filed a lawsuit in the Superior Court of California in the County of San Francisco against the Company and certain of its employees who were formerly employed by Jawbone, alleging trade secret misappropriation and unfair and unlawful business practices against all defendants, and alleging breach of

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

contract and breach of implied covenant of good faith and fair dealing against the employee defendants. The complaint alleges, among other things, that prior to leaving Jawbone at various times in 2015, the employees downloaded Jawbone company documents and materials, including allegedly confidential and trade secret information, and that these employees are using such information in the development of the Company’s products. The complaint also alleges that the Company recruited those employees with the intent of using Jawbone’s proprietary information. The complaint seeks unspecified damages, including punitive damages and injunctive relief. On May 31, 2016, the Court granted a demurrer on the unfair business practices cause of action as to both the Company and the individual defendants. On June 23, 2016, Jawbone filed a Second Amended Complaint, adding an additional employee defendant and making additional allegations.

On June 10, 2015, Jawbone and BodyMedia, Inc., a wholly-owned subsidiary of Jawbone, or BodyMedia, filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging that the Company infringes three U.S. patents held by them: U.S. Patent Nos. 8,446,275, 8,073,707, and 8,398,546. Jawbone and BodyMedia allege that these patents have been infringed by a substantial majority of the Company’s products.

On July 3, 2015, Jawbone and BodyMedia amended their complaint to add three additional U.S. patents to the infringement claims against the Company: U.S. Patent Nos. 8,529,811, 8,793,522, and 8,961,413. The complaint seeks unspecified compensatory damages and attorneys’ fees from the Company and to permanently enjoin the Company from making, manufacturing, using, selling, importing, or offering the Company’s products for sale. The lawsuit has been stayed pending the investigation in the ITC.

On July 7, 2015, Jawbone and BodyMedia filed a complaint with the ITC requesting an investigation into purported violations of the Tariff Act of 1930 by the Company and Flextronics International Ltd. and Flextronics Sales and Marketing (A-P) Ltd. The complaint alleges that the Company’s products infringe the same six U.S. patents at issue in action brought against the Company in federal court. The complaint makes the same allegations of trade secret misappropriation, unfair competition and unfair acts as a result of the Company’s hiring of the former Jawbone employees, as in the action brought against it and certain of the Company’s employees in the state case. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of the Company’s products that allegedly infringe upon Jawbone’s patents and misappropriate Jawbone’s trade secrets. The ITC instituted the investigation on August 17, 2015.

On February 8, 2016, Jawbone filed a motion for partial termination of the investigation as to the ‘522 patent after discovery showed the Company’s products do not actually practice the patent. On March 4, 2016, Jawbone filed a motion for partial termination of the investigation as to the ‘811 patent after a claim construction ruling that was favorable to the Company suggested non-infringement by the Company’s products. On March 4, 2016, the administrative law judge, or ALJ, issued an Initial Determination, or ID, that granted a Motion for Summary Determination as to the ‘546 and ‘275 patents on grounds they are ineligible subject matter under 35 U.S.C. § 101. The ID was affirmed by the ITC on April 4, 2016. On June 3, 2016, Jawbone filed a notice of appeal in the Federal Circuit. On April 28, 2016, the ALJ issued an ID that granted a Motion for Summary Determination as to the ‘707 and ‘413 patents on grounds they are ineligible subject matter under 35 U.S.C. § 101. The ID was affirmed by the ITC on June 2, 2016.

A trial on the trade secrets allegations took place from May 9 to May 17, 2016. On August 23, 2016, the ALJ issued an ID that concluded that the Company did not misappropriate any Jawbone trade secrets. On October 20, 2016, the ITC declined to review the ID, making it a Final Determination, and terminated the investigation in the ITC.

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

On November 2, 2015, the Company filed a complaint with the ITC requesting an investigation into violations of the Tariff Act of 1930 by Jawbone and Body Media. The complaint asserts that Jawbone’s products infringe U.S. Patent Nos. 8,920,332, 8,868,377, and 9,089,760. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of Jawbone’s products that the Company believes infringe upon its patents. The ITC instituted the investigation on December 1, 2015. On July 20, 2016, the ALJ issued an Initial Determination that granted a Motion for Summary Determination as to the ‘332, ‘377, and ‘760 patents on grounds they are ineligible subject matter under 35 U.S.C. § 101. As a result, the investigation was terminated and the August 4, 2016 trial date cancelled. On September 7, 2016, the ITC reviewed the Initial Determination

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

and vacated the Initial Determination’s grant of summary determination as to the ‘332 and ‘377 patents. No new trial date has been scheduled.

The first case filed by the Company against Jawbone in the District of Delaware, as to the ’543, ’812, and ’971 patents, has been transferred to the Northern District of California. The second case filed by the Company against Jawbone in the District of Delaware, as to the ’332, ’377, and ’760 patents, has been stayed, pending a determination in the ITC on the same patents. In the case filed by the Company in the Northern District of California, on October 30, 2015, Jawbone answered and made an antitrust counterclaim, asserting that the Company’s infringement claims are somehow “sham litigation” and that by asserting these claims and hiring some of Jawbone’s employees, the Company is allegedly monopolizing a market of personal fitness trackers. In response to the Company’s motion to dismiss the antitrust counterclaim, on January 13, 2016, Jawbone amended its Answer and antitrust counterclaim. The Company moved to stay and bifurcate the antitrust claim, and on May 27, 2016, the Court granted the motion. On June 15, 2016, Jawbone filed a Motion for Summary Judgment, which the Company opposed. On July 12, 2016, Jawbone withdrew its motion.

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

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Plaintiffs have amended their complaint four times, and on January 15, 2016, the Company moved to dismiss the Fourth Amended Complaint. On July 15, 2016, the Court denied the motion to dismiss. Trial is currently scheduled for May 30, 2017.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District for the Northern District of California, alleging that the PurePulse heart rate tracking technology in the Fitbit Charge HR and Fitbit Surge do not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims as well as violations of various states’ false advertising and unfair competition statutes based on the Company’s sale and marketing of the Fitbit Charge HR and Fitbit Surge. Plaintiffs seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the plaintiffs filed a Consolidated Master Class Action Complaint that combines the plaintiffs from the two previously filed complaints. On May 19, 2016, the plaintiffs filed an Amended Consolidated Master Class Action Complaint. Attached as an exhibit was a “study” commissioned by the plaintiffs and performed by two researchers at California State Polytechnic University, Pomona, which allegedly found that the Fitbit devices incorrectly measured heart rate by an average of 20 beats per minute during moderate to high exercise. The Company has not yet answered. On November 10, 2016, the parties have a hearing on whether the issue of arbitrability should be decided by the arbitrator.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Federal Securities Class Action. On January 11, 2016, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming as defendants the Company and certain of its officers (the “Federal Securities Class Action”). On May 10, 2016, the Court appointed the Fitbit Investor Group (consisting of five individual investors) as lead plaintiff. The amended complaint, filed on July 1, 2016, names as defendants the Company, certain of its officers and directors, and certain financial institutions that acted as underwriters in connection with the Company’s June 2015 initial public offering, or IPO. Plaintiffs allege violations of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

amended, or the Exchange Act, based on alleged materially false and misleading statements about the Company’s products between October 27, 2014 and November 23, 2015. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities (i) on the open market between June 18, 2015 and May 19, 2016; and/or (ii) pursuant to or traceable to the IPO. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. The Company filed a motion to dismiss the Amended Complaint on July 29, 2016. On October 26, 2016, the Court denied the motion to dismiss.

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

On May 17, 2016, a shareholder class action lawsuit was filed in the Superior Court of California, County of San Francisco alleging claims similar to those at issue in the San Mateo Action and the Federal Securities Class Action (the “San Francisco Action”). The complaint alleges violations of the Securities Act based on alleged material misstatements in the registration statements for the IPO and November 2015 follow-on public offering and names as defendants the Company, certain of its officers and directors, the underwriters for the Company’s public offerings, and two of the Company’s investors. Plaintiff seeks to represent a class of persons who acquired Fitbit common stock pursuant and/or traceable to the IPO and follow-on public offering.

The Company removed both the San Mateo Action and the San Francisco Action to the U.S. District Court for the Northern District of California. On July 27, 2016, the District Court remanded the actions back to state court. Defendants have not yet answered. On September 19, 2016, the San Mateo Action was transferred to the Superior Court of California, County of San Francisco.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

7.    Stock Plan

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan, or 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan, or 2007 Plan. The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and restricted stock units, or RSUs, granted under the 2007 Plan will remain subject to the terms of the 2007 Plan. As of October 1, 2016, 7.6 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

Employee Stock Purchase Plan

In May 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP, which became effective on June 17, 2015. A total of 3.8 million shares of Class A common stock were initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock (i) on the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. Except for the initial offering period, the 2015 ESPP provides for 6-month offering periods beginning in May and November of each year. The initial offering period began June 17, 2015 and ended in May 2016.

Stock Options

Stock option activity under the equity incentive plans was as follows:

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Balance—December 31, 2015	44,362	$3.20
Granted	955	$14.06
Exercised	(7,537)	$1.14
Forfeited or canceled	(1,971)	$5.38
Balance—October 1, 2016	35,809	$3.80	$399,272

Stock options exercisable—October 1, 2016	20,163	$2.32	$253,846
Stock options vested and expected to vest—October 1, 2016	35,334	$3.77	$395,144

The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of October 1, 2016 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $14.84 as of September 30, 2016.

Restricted Stock Units

RSU activity under the equity incentive plans was as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2015	3,292	$34.27
Granted	8,582	14.33
Vested	(632)	32.77
Forfeited or canceled	(550)	23.62
Unvested balance—October 1, 2016	10,692	18.91

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015

Cost of revenue	$1,014	$1,351	$3,407	$2,622
Research and development	12,314	5,893	34,432	10,910
Sales and marketing	3,030	2,451	8,492	5,080
General and administrative	3,647	3,339	11,844	7,072
Total stock-based compensation expense	$20,005	$13,034	$58,175	$25,684

As of October 1, 2016, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs, net of estimated forfeitures, was $226.4 million, which the Company expects to recognize over an estimated weighted average period of 3.1 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

For the three and nine months ended October 1, 2016, the Company recorded an expense for income taxes of $18.3 million and $31.9 million, respectively, for an effective tax rate of 41.2% and 42.3%, respectively. The effective tax rate for the nine months ended October 1, 2016 is higher than the statutory federal tax rate primarily due to the effect of an out-of-period adjustment recorded in the three months ended April 2, 2016, the mix of income between U.S. and foreign jurisdictions, unrecognized tax benefits, and a permanent domestic production activities deduction. For the three and nine months ended September 30, 2015, the Company recorded an expense for income taxes of $20.5 million and $66.0 million, respectively, for an effective tax rate of 30.9% and 37.2%, respectively. The effective tax rate for the nine months ended September 30, 2015 was higher than the statutory federal tax rate primarily due to certain permanent differences related to the change in fair value of the redeemable convertible preferred stock warrant liability and non-deductible stock-based compensation expense, partially offset by non-taxable income associated with contingent consideration from the FitStar acquisition and a permanent domestic production activities deduction.

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

In connection with the IPO, the Company established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock, generally automatically converts into Class A common stock upon a transfer, and has no expiration date. The Company applies the two-class method of calculating earnings per share, or EPS, but as the dividend rights of both classes are identical, basic and diluted earnings per share are the same for both classes.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
Numerator:
Net income	$26,120	$45,834	$43,496	$111,512
Less: noncumulative dividends to preferred stockholders	—	—	—	(2,526)
Less: undistributed earnings to participating securities	—	—	—	(50,316)
Net income attributable to common stockholders—basic	26,120	45,834	43,496	58,670
Add: adjustments to undistributed earnings to participating securities	—	—	—	7,655
Net income attributable to common stockholders—diluted	$26,120	$45,834	$43,496	$66,325

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	222,412	206,657	219,079	102,741
Effect of dilutive securities	21,275	37,003	23,573	34,244
Weighted-average shares of common stock—diluted for Class A and Class B	243,687	243,660	242,652	136,985
Net income per share attributable to common stockholders:
Basic	$0.12	$0.22	$0.20	$0.57
Diluted	$0.11	$0.19	$0.18	$0.48

The following potentially dilutive common shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015

Stock options to purchase common stock	3,553	88	3,549	562
Restricted stock units	3,063	921	3,611	307
Redeemable convertible preferred stock	—	—	—	88,112
Redeemable convertible preferred stock warrants	—	—	—	1,231
Total	6,616	1,009	7,160	90,212

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three and nine months ended October 1, 2016 and September 30, 2015 were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015

A	10%	14%	15%	15%
C	14	12	14	12
B	13	11	12	12

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at October 1, 2016 and December 31, 2015 were as follows:

	October 1, 2016	December 31, 2015

A	21%	15%
B	15	19
C	15	23

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015

United States	$361,239	$270,814	$1,158,116	$848,789
Americas excluding United States	25,939	24,180	76,708	54,408
Europe, Middle East, and Africa	80,932	49,214	255,127	123,981
APAC	35,692	65,054	105,735	119,250
Total	$503,802	$409,262	$1,595,686	$1,146,428

As of October 1, 2016 and December 31, 2015, long-lived assets, which represent property and equipment, located outside the United States were $53.0 million and $28.9 million, respectively.

11.   Acquisitions

2016 Acquisition

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

In addition, upon acquisition, the Company issued 308,216 additional shares of common stock valued at $4.2 million. The Company is also obligated to make cash payments up to $1.2 million. Both the common stock and the cash payments are additional consideration which is contingent upon former employees of FitStar continuing to be employed by the Company. As such, this additional consideration was not part of the purchase price and is recognized as post-acquisition compensation expense over the related requisite service period of three years. The Company also recorded acquisition-related transaction costs of $0.3 million, which were included in general and administrative expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2015.

The results of operations for both acquired companies are included in the accompanying condensed consolidated statements of operations from the date of acquisition. Pro forma and historical results of operations for both acquired companies have not been presented because they are not material, either individually or in the aggregate, to the Company’s condensed consolidated financial statements.

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

Change to Quarterly Reporting Calendar
Our fiscal year ends on December 31 of each year. In the first quarter of 2016, we adopted a 4-4-5 week quarterly calendar, which, for the 2016 fiscal year, is comprised of four fiscal quarters ending on April 2, 2016, July 2, 2016, October 1, 2016, and December 31, 2016. We did not adjust operating results for quarters prior to 2016. There were 91 and 92 days in the three months ended October 1, 2016 and September 30, 2015, respectively, and 275 and 273 days in the nine months ended October 1, 2016 and September 30, 2015, respectively.

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

The core of our platform is our family of wearable connected health and fitness trackers. These wrist-based and “clippable” devices automatically track users’ daily steps, calories burned, distance traveled, and active minutes and display real-time feedback to encourage them to become more active in their daily lives. Most of our trackers also measure floors climbed, sleep duration and quality, and our more advanced products track heart rate and GPS-based information such as speed, distance, and exercise routes. Several of our devices also feature deeper integration with smartphones, such as the ability to receive call and text notifications and control music. To accompany certain of our products, we offer accessories that include interchangeable wrist bands and frames, colored clips, device charging cables, wireless sync dongles, band clasps, sleep bands, and Fitbit apparel. In addition, we offer a Wi-Fi connected scale that records weight, body fat, and BMI. We are able to enhance the functionality and features of our connected devices through wireless updates. Our platform also includes our online dashboard and mobile apps, which wirelessly and automatically sync with our devices. Our platform allows our users to see trends and achievements, access motivational tools such as virtual badges and real-time progress notifications, and connect, support, and compete with friends and family. We intend to continue to significantly invest in research and development in order to enhance our products and services.

During the three months ended October 1, 2016, we announced two new devices, Fitbit Charge 2 and Fitbit Flex 2.

Fitbit Charge 2 replaces Fitbit Charge HR and Fitbit Charge, and is a wireless heart rate and activity wristband that we began selling in August 2016. Fitbit Charge 2 features connected GPS through a user’s smartphone’s GPS, PurePulse heart rate tracking, and SmartTrack automatic exercise recognition. It provides an estimate of the user’s cardio fitness level, features guided breathing sessions, and provides text and call notifications. Fitbit Charge 2 measures daily activities such as steps, distance, calories burned, floors climbed, and active minutes and automatically tracks sleep at night. Fitbit Charge 2 also features a slim design, easily interchangeable bands, and a tap-sensitive display. Fitbit Charge 2 is available in four colors and three sizes, and uses a rechargeable battery that lasts up to five days. Fitbit Charge 2 has a U.S. MSRP of $149.95.

Fitbit Flex 2 replaces Fitbit Flex, and is our first water-resistant fitness wristband. We began selling Fitbit Flex 2 in September 2016. Fitbit Flex 2 is water resistant up to 50 meters, and automatically tracks pool swims including laps, duration and calories burned in the Fitbit App. It features SmartTrack automatic exercise recognition, measures daily activities such as steps, distance, calories burned, and active minutes, and automatically tracks sleep at night. Fitbit Flex 2 also features a slim design, easily interchangeable bands, and LED lights to show progress toward a user’s daily goal. Fitbit Flex 2 is available in four colors and two sizes, and uses a rechargeable battery that lasts up to five days. Fitbit Flex 2 has a U.S. MSRP of $99.95.

We design our products primarily in California and outsource the production of our devices to contract manufacturers, which are responsible for procuring most of the components used in the manufacturing of our products from third-party suppliers. We also outsource packaging and fulfillment to third-party logistics providers around the world.

We generate substantially all of our revenue from sales of our connected health and fitness devices. We sell our products in over 54,000 retail stores and in 65 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We seek to build global brand awareness, increase product adoption, and drive sales through our sales and marketing efforts. We intend to continue to significantly invest in these sales and marketing efforts in the future.

Our growth will depend in part on the adoption and sale of our products and services in international markets. In the nine months ended October 1, 2016, 27% of our revenue, based on ship-to destinations, was from sales outside of the United States. We believe international markets represent a significant growth opportunity for us. However, we have recently experienced, and may experience in the future, a decline in growth rates in the APAC region. We intend to expand sales of our products and services in new and existing international markets by expanding our distribution channels through select retailers and strategic partnerships. We also intend to continue to invest across all geographic regions in sales and marketing efforts, including increasing our global advertising efforts, and in infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our international expansion efforts have resulted, and will continue to result, in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

The following are financial highlights for the three and nine months ended October 1, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
	(in thousands)
Revenue	$503,802	$409,262	$1,595,686	$1,146,428
Net income	$26,120	$45,834	$43,496	$111,512
Adjusted EBITDA	$80,786	$84,987	$174,219	$264,615
Devices sold	5,283	4,773	15,798	13,097

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

We define adjusted EBITDA as net income adjusted to exclude the impact of the Fitbit Force recall, stock-based compensation expense, litigation expense related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, or IPO, depreciation and intangible assets amortization, change in contingent consideration, interest income (expense), net, and income tax expense.

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

Adjusted EBITDA is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income, which is the nearest U.S. GAAP equivalent of adjusted EBITDA. For example, adjusted EBITDA excludes the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015, and which had a negative impact on our revenue and expenses during these periods. In addition, adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Furthermore, we exclude litigation expenses related to matters with Jawbone because we do not believe these expenses have a direct correlation to the operations of our business and because of the singular nature of the claims underlying the Jawbone litigation matters. We began excluding Jawbone related litigation expense in the three months ended July 2, 2016 as these costs significantly increased during the second quarter of 2016, and may continue to be material for the remainder of 2016. Accordingly, adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income to adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
Net income	$26,120	$45,834	$43,496	$111,512
Impact of Fitbit Force recall	—	20	—	(2,093)
Stock-based compensation expense	20,005	13,034	58,175	25,684
Litigation expense — Jawbone	6,062	—	17,620	—
Revaluation of redeemable convertible preferred stock warrant liability	—	—	—	56,655
Depreciation and intangible assets amortization	11,275	5,367	25,461	13,541
Change in contingent consideration	—	—	—	(7,704)
Interest (income) expense, net	(970)	216	(2,391)	1,062
Income tax expense	18,294	20,516	31,858	65,958
Adjusted EBITDA	$80,786	$84,987	$174,219	$264,615

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

Sales and Marketing. Sales and marketing expenses represent a significant component of our operating expenses and consist primarily of advertising and marketing promotions of our products and services and personnel-related expenses, as well as sales incentives, trade show and event costs, sponsorship costs, consulting and contractor expenses, travel, point of purchase, or POP, display expenses and related amortization, and allocated overhead costs.

General and Administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources, and administrative personnel, as well as the costs of professional services, allocated overhead, information technology, amortization of intangible assets acquired, and other administrative expenses.

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

Other Income (Expense), Net

Other income (expense), net consists of mark-to-market adjustments for the revaluation of our redeemable convertible preferred stock warrant liability prior to our IPO and foreign currency gains and losses.

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

The recall had the following effect on our income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
Reduction of revenue	$—	$—	$—	$—
Incremental (benefit to) cost of revenue	—	—	—	(2,040)
Impact on gross profit	—	—	—	2,040
Incremental general and administrative expenses (benefit)	—	20	—	(53)
Impact on income before income taxes	$—	$(20)	$—	$2,093

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$503,802	$409,262	$1,595,686	$1,146,428
Cost of revenue(1)	263,144	213,249	876,304	593,664
Gross profit	240,658	196,013	719,382	552,764
Operating expenses:
Research and development(1)	82,972	42,890	235,129	95,808
Sales and marketing(1)	79,872	65,115	305,061	178,672
General and administrative(1)	33,333	20,698	106,297	48,327
Change in contingent consideration	—	—	—	(7,704)
Total operating expenses	196,177	128,703	646,487	315,103
Operating income	44,481	67,310	72,895	237,661
Interest income (expense), net	970	(216)	2,391	(1,062)
Other income (expense), net	(1,037)	(744)	68	(59,129)
Income before income taxes	44,414	66,350	75,354	177,470
Income tax expense	18,294	20,516	31,858	65,958
Net income	$26,120	$45,834	$43,496	$111,512

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
	(in thousands)
Cost of revenue	$1,014	$1,351	$3,407	$2,622
Research and development	12,314	5,893	34,432	10,910
Sales and marketing	3,030	2,451	8,492	5,080
General and administrative	3,647	3,339	11,844	7,072
Total stock-based compensation expense	$20,005	$13,034	$58,175	$25,684

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 30, 2015	October 1, 2016	September 30, 2015
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	52	52	55	52
Gross profit	48	48	45	48
Operating expenses:
Research and development	16	11	15	8
Sales and marketing	16	16	19	16
General and administrative	7	5	6	4
Change in contingent consideration	—	—	—	(1)
Total operating expenses	39	32	40	27
Operating income	9	16	5	21
Interest income (expense), net	—	—	—	—
Other income (expense), net	—	—	—	(5)
Income before income taxes	9	16	5	16
Income tax expense	4	5	2	6
Net income	5%	11%	3%	10%

Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 1, 2016	September 30, 2015	$	%	October 1, 2016	September 30, 2015	$	%
Revenue	$503,802	$409,262	$94,540	23%	$1,595,686	$1,146,428	$449,258	39%

Revenue increased $94.5 million, or 23%, from $409.3 million for the three months ended September 30, 2015 to $503.8 million for the three months ended October 1, 2016. A substantial majority of the increase was due to an increase in the average selling price of our devices by 11% from $84 per device for the three months ended September 30, 2015 to $93 per device for the three months ended October 1, 2016, driven by new products introduced in 2016, partially offset by a decrease in average selling price for certain legacy products. Revenue from new products introduced in 2016 was $398.5 million, or 79% of revenue, for the three months ended October 1, 2016. An increase in the number of devices sold, from 4.8 million in the three months ended September 30, 2015 to 5.3 million in the three months ended October 1, 2016 also contributed to the increase in revenue. During the three months ended October 1, 2016, a higher percentage of the quarter’s shipments was made in the last month of the quarter as compared to the three months ended September 30, 2015, driven primarily by the new products introduced in the third quarter of 2016. During the three months ended October 1, 2016, we recorded $15.0 million of revenue related to an agreement with a third party to exchange inventory for advertising credits and cash.

U.S. revenue, based on ship-to destinations, increased $90.4 million, or 33%, from $270.8 million for the three months ended September 30, 2015 to $361.2 million for three months ended October 1, 2016. International revenue, based on ship-to destinations, increased by $4.2 million, or 3%, from $138.4 million for the three months ended September 30, 2015 to $142.6 million for the three months ended October 1, 2016, primarily due to an increase in revenue in the EMEA region by 64%, partially offset by a decrease in revenue in the APAC region by 45%.

Revenue increased $449.3 million, or 39%, from $1.1 billion for the nine months ended September 30, 2015 to $1.6 billion for the nine months ended October 1, 2016. A substantial majority of the increase was due to an increase in the average selling price of our devices by 13% from $86 per device for the nine months ended September 30, 2015 to $97 per device for the nine months ended October 1, 2016, driven by new products introduced in 2016. Revenue from new products introduced in 2016 was $967.2 million, or 61% of revenue, for the nine months ended October 1, 2016. Revenue also increased due to an increase in the number of devices sold, from 13.1 million in the nine months ended September 30, 2015 to 15.8 million in the nine months ended October 1, 2016.

U.S. revenue, based on ship-to destinations, increased $309.3 million, or 36%, from $848.8 million for the nine months ended September 30, 2015 to $1.2 billion for the nine months ended October 1, 2016, and international revenue, based on ship-to destinations, increased by $140.0 million, or 47%, from $297.6 million for the nine months ended September 30, 2015 to $437.6 million for the nine months ended October 1, 2016, primarily due to an increase in revenue in the EMEA region by 106%, partially offset by a decrease in revenue in the APAC region by 11%.

For the fourth quarter of 2016, we expect revenue to increase in absolute dollars as compared to the fourth quarter of 2015, however, we expect the growth rate to be substantially lower than our historical growth rates.

Cost of Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 1, 2016	September 30, 2015	$	%	October 1, 2016	September 30, 2015	$	%
Cost of revenue	$263,144	$213,249	$49,895	23%	$876,304	$593,664	$282,640	48%
Gross profit	240,658	196,013	44,645	23	719,382	552,764	166,618	30
Gross margin	48%	48%			45%	48%

Cost of revenue increased $49.9 million, or 23%, from $213.2 million for the three months ended September 30, 2015 to $263.1 million for the three months ended October 1, 2016. The increase was primarily due to an increase in average cost per device related to new products introduced in 2016 and an increase in the number of devices sold. Cost of revenue increased $282.6 million, or 48%, from $593.7 million for the nine months ended September 30, 2015 to $876.3 million for the nine months ended October 1, 2016. The increase was primarily due to an increase in average cost per device related to new products introduced in 2016, an increase in the number of devices sold, and an increase in estimated costs of warranty claims for legacy products.

Gross margin was 48% for each of the three months ended October 1, 2016 and September 30, 2015, and decreased from 48% for the nine months ended September 30, 2015 to 45% for the nine months ended October 1, 2016. The gross margin of 48% for the three months ended October 1, 2016 was impacted by an increase in estimated costs of warranty claims for legacy products, offset primarily by reduced costs on certain warranty replacement units. The decrease in gross margin for the nine months ended October 1, 2016 was primarily due to an increase in estimated costs of warranty claims for legacy products.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 1, 2016	September 30, 2015	$	%	October 1, 2016	September 30, 2015	$	%
Research and development	$82,972	$42,890	$40,082	93%	$235,129	$95,808	$139,321	145%

Research and development expenses increased $40.1 million, or 93%, from $42.9 million for the three months ended September 30, 2015 to $83.0 million for the three months ended October 1, 2016. The increase was primarily due to a $24.2 million increase in personnel-related expenses due to a 105% increase in headcount, an $11.0 million increase in allocated overhead, a $4.2 million increase in consultant and contractor expenses, travel expenses, and expenses for third-party hosting services, and a $2.9 million increase in tooling and prototype materials, partially offset by a $2.7 million decrease in corporate bonus expense.

Research and development expenses increased $139.3 million, or 145%, from $95.8 million for the nine months ended September 30, 2015 to $235.1 million for the nine months ended October 1, 2016. The increase was primarily due to a $79.2 million increase in personnel-related expenses due to a 105% increase in headcount, a $32.0 million increase in allocated overhead, an $11.2 million increase in consultant and contractor expenses, a $9.4 million increase in tooling and prototype materials, a $3.5 million increase in travel expenses, and a $2.6 million increase in expenses for third-party hosting services.

For the fourth quarter of 2016 and the full year 2016, we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue as compared to the same periods in 2015 as we continue to make significant investments in developing new products and services and enhancing existing products and services.

Sales and Marketing

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 1, 2016	September 30, 2015	$	%	October 1, 2016	September 30, 2015	$	%
Sales and marketing	$79,872	$65,115	$14,757	23%	$305,061	$178,672	$126,389	71%

Sales and marketing expenses increased $14.8 million, or 23%, from $65.1 million for the three months ended September 30, 2015 to $80.0 million for the three months ended October 1, 2016. The increase was primarily due to a $14.2 million increase in consulting and contractor expenses, a $5.3 million increase in personnel-related expenses due to a 74% increase in headcount, a $1.7 million increase in expenses for purchased software, and a $1.7 million increase in advertising and marketing expenses, partially offset by a $7.3 million decrease in allocated overhead, and a $1.1 million decrease in corporate bonus expense.

Sales and marketing expenses increased $126.4 million, or 71%, from $178.7 million for the nine months ended September 30, 2015 to $305.1 million for the nine months ended October 1, 2016. The increase was primarily due to a $80.0 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns for the new products introduced during 2016. The increase was also due to a $38.9 million increase in consulting and contractor expenses, a $17.3 million increase in personnel-related expenses due to a 74% increase in headcount, and a $3.8 million increase in expenses for purchased software, partially offset by a $15.3 million decrease in allocated overhead.

For the fourth quarter of 2016, we expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue as compared to the fourth quarter 2015. For the full year 2016, we expect sales and marketing expenses to increase in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the full year 2015.

General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 1, 2016	September 30, 2015	$	%	October 1, 2016	September 30, 2015	$	%
General and administrative	$33,333	$20,698	$12,635	61%	$106,297	$48,327	$57,970	120%

General and administrative expenses increased $12.6 million, or 61%, from $20.7 million for the three months ended September 30, 2015 to $33.3 million for the three months ended October 1, 2016. The increase was primarily due to a $4.5 million increase in legal fees, a $5.0 million increase in personnel-related expenses due to an 89% increase in headcount, a $2.2 million increase in consulting and contractor expenses, and a $1.8 million increase in other administrative expenses and travel expenses, partially offset by a $1.9 million decrease in corporate bonus expense.

General and administrative expenses increased $58.0 million, or 120%, from $48.3 million for the nine months ended September 30, 2015 to $106.3 million for the nine months ended October 1, 2016. The increase was primarily due to a $24.0 million increase in legal fees, an $18.7 million increase in personnel-related expenses due to a 89% increase in headcount, an $11.3 million increase in consulting and contractor expenses, a $4.1 million increase in other administrative expenses and travel expenses.

For the full year 2016, we expect general and administrative expenses to increase in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the full year 2015.

Change in Contingent Consideration

	Three Months Ended		Change	Nine Months Ended		Change
(dollars in thousands)	October 1, 2016	September 30, 2015	$	October 1, 2016	September 30, 2015	$
Change in contingent consideration	$—	$—	$—	$—	$(7,704)	$7,704

The change in contingent consideration benefit of $7.7 million for the nine months ended October 1, 2016 is a result of our re-measurement of the contingent consideration liability related to our acquisition of FitStar in 2015. This is a non-recurring benefit. The terms of the contingent liability expired as of December 31, 2015.

Interest and Other Income (Expense), Net

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 1, 2016	September 30, 2015	$	%	October 1, 2016	September 30, 2015	$	%
Interest income (expense), net	$970	$(216)	$1,186	549%	$2,391	$(1,062)	$3,453	325%
Other income (expense), net	(1,037)	(744)	(293)	(39)	68	(59,129)	59,197	100

Interest income (expense), net increased $1.2 million, or 549%, from expense of $0.2 million for the three months ended September 30, 2015 to income of $1.0 million for the three months ended October 1, 2016. Other income (expense), net, decreased $0.3 million, or 39%, from expense of $0.7 million for the three months ended September 30, 2015 to expense of $1.0 million for the three months ended October 1, 2016.

Interest income (expense), net increased $3.5 million, or 325%, from expense of $1.1 million for the nine months ended September 30, 2015 to income of $2.4 million for the nine months ended October 1, 2016. Other income (expense), net, increased $59.2 million, from expense of $59.1 million for the nine months ended September 30, 2015 to income of $68 thousand for the nine months ended October 1, 2016. The increase in other income (expense), net was primarily due to a decrease of $56.7 million in charges related to the revaluation of our convertible preferred stock warrant liability as the liability is no longer outstanding subsequent to our IPO.

Income Tax Expense

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 1, 2016	September 30, 2015	$	%	October 1, 2016	September 30, 2015	$	%
Income tax expense	$18,294	$20,516	$(2,222)	(11)%	$31,858	$65,958	$(34,100)	(52)%
Effective tax rate	41.2%	30.9%			42.3%	37.2%

Income tax expense decreased $2.2 million, or 11%, from an expense of $20.5 million for the three months ended September 30, 2015 to $18.3 million for the three months ended October 1, 2016. Our effective tax rate was 41.2% and 30.9% for the three months ended October 1, 2016 and September 30, 2015, respectively. The increase in our effective tax rate for the three months ended October 1, 2016 was primarily due to a change in the mix of income between U.S. and foreign jurisdictions.

Income tax expense decreased $34.1 million, or 52%, from an expense of $66.0 million for the nine months ended September 30, 2015 to $31.9 million for the nine months ended October 1, 2016. Our effective tax rate was 42.3% and 37.2% for the nine months ended October 1, 2016 and September 30, 2015, respectively. The increase in our effective tax rate for the nine months ended October 1, 2016 was primarily due to the effect of an out-of-period adjustment recorded in the three months ended April 2, 2016, partially offset by the growth of international operations in lower tax jurisdictions, and research and development tax credits.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and borrowings under our credit facilities. As of October 1, 2016, we had total cash and cash equivalents and marketable securities of $672.1 million, comprised of cash and cash equivalents of $284.2 million and marketable securities of $387.9 million.

We believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, acquisitions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Credit Facility

In December 2015, we entered into a second amended and restated credit agreement, or Senior Facility, that allows us to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. For further information regarding the Senior Facility, see Note 5 of the notes to our condensed consolidated financial statements. As of October 1, 2016, there were no outstanding borrowings under the Senior Facility. As of October 1, 2016, we had outstanding letters of credit totaling $37.9 million, issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	October 1, 2016	September 30, 2015
Net cash provided by (used in):
Operating activities	$40,176	$125,480
Investing activities	(330,870)	(141,428)
Financing activities	39,394	282,550
Net change in cash and cash equivalents	$(251,300)	$266,602

Cash Flows from Operating Activities

Net cash provided by operating activities of $40.2 million for the nine months ended October 1, 2016 was primarily due to net income of $43.5 million and non-cash adjustments of $31.8 million, partially offset by a $35.1 million decrease in net change in operating assets and liabilities. Net cash provided by operating activities of $125.5 million for the nine months ended September 30, 2015 was primarily due to net income of $111.5 million and non-cash adjustments of $60.3 million, partially offset by a decrease in net change in operating assets and liabilities of $46.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended October 1, 2016 of $330.9 million was primarily due to purchases of marketable securities of $552.8 million, partially offset by sales and maturities of marketable securities of $249.3 million. In addition, net cash used in investing activities included purchases of property and equipment of $66.8 million and cash paid for an acquisition of $5.6 million. Net cash used in investing activities for the nine months ended September 30, 2015 of $141.4 million was due to the purchases of marketable securities of $124.7 million, partially offset by the sale of marketable securities of $12.1 million. In addition, net cash used in investing activities included purchases of property and equipment of $17.7 million and the cash portion of the acquisition of FitStar of $11.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended October 1, 2016 of $39.4 million was primarily due to excess tax benefits of $25.5 million from stock-based compensation, and $18.3 million of proceeds from the exercise of stock options and stock purchases made through our ESPP. Cash provided by financing activities for the nine months ended September 30, 2015 of $282.6 million was primarily related to proceeds from our IPO of $420.9 million, and net repayments of borrowings of $134.5 million under our credit facilities.

Contractual Obligations and Other Commitments

Future minimum payments under our operating leases as of October 1, 2016 were $305.2 million.

The aggregate amount of purchase orders open as of October 1, 2016 was approximately $495.4 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, we may be liable to our suppliers and contract manufacturers for the cost of the unutilized component orders or components purchased by our contract manufactures.

We have recorded a liability for uncertain tax positions of $33.8 million as of October 1, 2016, due to the uncertainty of when the related tax settlements will become due.

Off-Balance Sheet Arrangements

As of October 1, 2016, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of October 1, 2016, we had cash and cash equivalents of $284.2 million and marketable securities of $387.9 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had outstanding contracts with a total notional amount of $283.2 million and $63.3 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of October 1, 2016. We had outstanding balance sheet hedges with a total notional amount of $141.0 million as of October 1, 2016. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on transactions denominated in currencies other than U.S. dollars as of October 1, 2016, a hypothetical adverse change of 10% would have resulted in an impact on income before income taxes of approximately $25.3 million for the nine months ended October 1, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of October 1, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 1, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The connected health and fitness devices market is highly competitive, with companies offering a variety of competitive products and services. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. The connected health and fitness devices market has a multitude of participants, including specialized consumer electronics companies, such as Garmin, Jawbone, and Misfit, traditional health and fitness companies, such as adidas and Under Armour, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, Microsoft, and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional connected health and fitness devices. We may also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores. We believe many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, ability to leverage app stores which they may operate, and greater financial, research and development, marketing, distribution, and other resources than we do. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results. Furthermore, current or potential competitors may be acquired by third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and consumer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

If we are unable to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of connected health and fitness devices or away from these types of products and services altogether, and our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. In addition, our newer products and services that have additional features or new product designs, such as the Fitbit Charge 2, Fitbit Flex 2, Fitbit Blaze, and Fitbit Alta may have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our connected health and fitness devices, which could result in decreased sales of our products and services and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, or if it is perceived that our future products and services will not satisfy consumer preferences, our business may be adversely affected.

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

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced products and services. For example, we experienced supply constraints relating to the production of Fitbit Flex 2 during the third quarter of 2016. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. In addition, we have recently begun to offer new accessory collections in conjunction with new product introductions. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected.

Our operating results could be materially harmed if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products, including trackers and accessories, and services could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. Due to the growth in demand for our connected health and fitness devices, and particularly in connection with new product introductions, we face challenges acquiring adequate and timely supplies of our products to satisfy the levels of demand, which we believe negatively affects our revenue. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory, either directly or with our contract manufacturers or logistics providers to satisfy short-term demand increases. In addition, as we continue to introduce new products, we may face challenges managing the inventory of existing products. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our connected health and fitness devices and our ability to maintain or increase the size and engagement of our community of users;

•	the timing and success of new product and service introductions by us and the transition from legacy products;

•	the timing and success of new product and service introductions by our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	the continued market acceptance of, and the growth of the market for, connected health and fitness devices;

•	pricing pressure as a result of competition or otherwise;

•	delays or disruptions in our supply, manufacturing, or distribution chain;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs, or both;

•	seasonal buying patterns of consumers;

•	increases in levels of channel inventory resulting from sales to our retailers and distributors in anticipation of future demand;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit, or other difficulties faced by our distributors and retailers, affecting their ability to purchase or pay for our products;

•	insolvency, credit, or other difficulties confronting our suppliers, contract manufacturers, or logistics providers leading to disruptions in our supply or distribution chain;

•	levels of product returns, stock rotation, and price protection rights;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, consumer product safety, and advertising;

•	product recalls, regulatory proceedings, or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets.

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

We sell complex products and services that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components, or “bugs” that can unexpectedly interfere with the products’ intended operations or cause injuries to users or property. For example, we recently corrected certain software errors relating to Fitbit Charge 2 through a software update. Although we extensively and rigorously test new and enhanced products and services before their release, there can be no assurance we will be able to detect, prevent, or fix all defects. For example, our products may fail to provide accurate measurements and data to users, or there may be reports or claims of inaccurate measurements.

Failure to detect, prevent, or fix defects, or an increase in defects could result in a variety of consequences including a greater number of returns of products than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. We generally provide a 45-day right of return for purchases through Fitbit.com and a 12-month warranty on all of our products, except in the European Union, where we provide a two-year warranty on all of our products. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. As of December 31, 2015, our reserves for warranty claims were $40.2 million, or 2% of our revenue for 2015. As of October 1, 2016, our reserves for warranty claims were $62.9 million. Moreover, we offer limited stock rotation rights and price protection to our distributors. If we experience greater returns from retailers or users, or greater warranty claims, in excess of our reserves, our business, revenue, gross margins, and operating results could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also affect our brand and decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

We are, and may in the future, be subject to claims and lawsuits alleging that our products fail to provide accurate measurements and data to our users.

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

We must successfully manage introductions of new or enhanced products. Introductions of new or enhanced products, including trackers and accessories, could adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches. Furthermore, we may experience greater returns from retailers or users of existing products or retailers may be granted stock rotation rights and price protection. Moreover, consumers may decide to purchase new or enhanced products instead of existing products. We may face challenges managing the inventory of existing products, which could lead to excess inventory and discounting of our existing products. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results. We have also historically incurred higher levels of sales and marketing expenses accompanying each product introduction. Accordingly, if we fail to effectively manage introductions of new or enhanced products, our operating results could be harmed.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we are currently involved in litigation with Jawbone, which is described in Note 6, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements.

We intend to vigorously defend and prosecute these litigation matters and, based on our review, we believe we have valid defenses and claims with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results, and prospects. In addition, litigation can involve significant management time and attention and can be expensive, regardless of outcome. During the course of these litigation matters, there may be announcements of the results of hearings and motions, and other interim developments related to the litigation matters. If securities analysts or investors regard these announcements as negative, the market price of our Class A common stock may decline.

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

Our historical revenue growth should not be considered indicative of our future performance. As we continue to grow our business, we expect our revenue growth to slow in future periods due to a number of reasons, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, or the maturation of our business. Due to competitive pricing pressures, new product introductions by us or our competitors, or other factors, the average selling price or gross margins of our products and services may decrease. If we are unable to offset any decreases in our average selling price or gross margins by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

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

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, warranty claims, and changes in consumer demand. Costs for the raw materials used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials used to manufacture our products or in the cost of labor and other costs of doing business in the United States and internationally could have an adverse effect on, among other things, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

In addition, we expect expenses to increase substantially in the near term, particularly as we make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, develop new products and services, and enhance our existing products and services. In addition, we have and continue to expect to incur additional significant legal, accounting, and other expenses in connection with operating as a public company. If our revenue does not increase to offset these increases in our operating expenses, our operating results and financial condition may be harmed.

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

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new users and increase awareness of our products and services. In 2015 and the nine months ended October 1, 2016, advertising expenses were $237.0 million and $183.8 million, respectively, representing approximately 13% and 12% of our revenue for each period, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

We depend on retailers and distributors to sell and market our products, and our failure to maintain and further develop our sales channels could harm our business.

We primarily sell our products through retailers and distributors and depend on these third-parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and POP displays in their stores, and training their sales personnel to sell our products.

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

In 2015 and for the nine months ended October 1, 2016, our five largest retailers and distributors accounted for approximately 55% and 54% of our revenue, respectively. Of these retailers and distributors, Wynit Distribution, Best Buy, and Amazon.com accounted for approximately 15%, 14%, and 14% of our revenue for 2015, respectively, and approximately 15%, 12%, and 14% of our revenue for the nine months ended October 1, 2016, respectively. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

If we continue to grow, we may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand and financial performance.

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 469 as of December 31, 2014 to 1,101 as of December 31, 2015 to 1,627 as of October 1, 2016, and we expect headcount growth to continue for the foreseeable future. If our operations continue to grow, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

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

Beginning on August 1, 2016, U.S. companies could self-certify to the E.U.-U.S. Privacy Shield Framework, or Privacy Shield, which is a new framework developed by the U.S. Department of Commerce and the European Commission to address transatlantic data flows. As of November 3, 2016, our self-certification was approved by the U.S. Department of Commerce and our certification is available on the Privacy Shield website. This Privacy Shield Framework supersedes the U.S.-E.U. Safe Harbor

Framework as developed by the U.S. Department of Commerce, which has historically provided a method for U.S. companies operating within the European Union to transfer personal data from citizens of E.U. member countries to the United States in a way that is consistent with the E.U. Data Protection Directive. The U.S.-E.U. Safe Harbor Framework was invalidated by the Court of Justice of the European Union in October 2015. We remain certified under the U.S.-Swiss Safe Harbor Framework, as it is currently an available mechanism to transfer Swiss data to the United States. If we fail to meet the principles under Privacy Shield or U.S.-Swiss Safe Harbor, or if any of these Frameworks are later invalidated by the European courts or otherwise become defunct, national data protection authorities in the European Union or the Federal Trade Commission, or FTC, could bring enforcement actions seeking to prohibit or suspend our data transfers to the United States, or against us for being misleading or deceptive, and we could also face additional legal liability, fines, negative publicity, and resulting loss of business.

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

The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various U.S. state and federal and foreign agencies, including the U.S. Consumer Product Safety Commission, or CPSC, FTC, Food and Drug Administration, or FDA, Federal Communications Commission, and state attorneys general, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products and services are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.

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

To date, substantially all of our revenue has been derived from sales of our connected health and fitness devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of the three and nine months ended October 1, 2016, and September 30, 2015, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. Our inability to successfully sell and market our premium services could deprive us of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our connected health and fitness devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, lawsuits, including potential class actions, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, and other matters. The number and significance of these disputes and inquiries have increased as our company has grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity.

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

We face product liability, product safety and product compliance risks relating to the sale, use and performance of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Certain of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the CPSC. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty.

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

Recent or future changes to the U.S. and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly-owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, scope of our international operations, and intercompany arrangements with and amongst the subsidiaries within the company group. Our direct and indirect subsidiaries are subject to complex transfer pricing tax regulations administered by taxing authorities in various jurisdictions. Economic and political pressures to increase tax revenue in various jurisdictions may adversely impact various aspects of the existing framework under which our tax obligations are determined in various countries in which we operate. Any changes in the tax laws applicable to our international business activities, including the laws of the U.S. and other jurisdictions, may increase our worldwide effective tax rate, and may adversely affect our financial position, and operating results.

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

Our credit agreement also prohibits us from exceeding a consolidated fixed charge coverage ratio and requires us to maintain a minimum liquidity reserve. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $11.65 to $51.90 through October 31, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of October 1, 2016, there were 223.6 million shares of Class A and Class B common stock outstanding, and all shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, and our insider trading policy.

In addition, as of October 1, 2016, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.2 million shares of Class A common stock and 34.6 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had restricted stock units, or RSUs, outstanding as of October 1, 2016 that may be settled for 10.4 million shares of Class A common stock and 0.3 million shares of Class B common stock. All of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of October 1, 2016, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

# These certifications are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

FITBIT, INC.

Date:	November 3, 2016	/s/ WILLIAM ZERELLA
William Zerella
Chief Financial Officer (Principal Financial and Accounting Officer)