Form 10-K
period 2016-12-31
FITBIT INC
filed 2017-03-01
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

(Mark one)	☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the registrant's Class A common stock on July 1, 2016, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $2.0 billion.

As of February 17, 2017, there were 177,757,412 shares of the registrant’s Class A common stock outstanding and 48,450,746 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

Fitbit, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2016

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our ability to develop new products and services or improve our existing products and services, or engage or expand our core user base;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	trends in revenue, costs of revenue and gross margin;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectation to derive the substantial majority of our revenue from sales of devices;

•	growing our sales of subscription-based services;

•	the impact of foreign currency exchange rates;

•	releasing and shipping new products and services, and the timing thereof;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months;

•	the continued availability of our credit facility; and

•	general market, political, economic and business conditions.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

Our platform also includes our online dashboard and mobile apps, which wirelessly and automatically sync with our devices. Our platform allows our users to see trends and achievements, access motivational tools such as virtual badges and real-time progress notifications, and connect, support, and compete with friends and family. Our direct connection with our users enables us to provide personalized insights, premium services, and information about new products and services. Premium services include virtual coaching through customized fitness plans and interactive video-based exercise experiences on mobile devices and computers. In addition, we extend the value of our platform through our open API, which enables third-party developers to create health and fitness apps that interact with our platform. Through our open platform and our large community of users, we have established an ecosystem that includes thousands of third-party health and fitness apps that connect with our products and enhance the Fitbit experience.

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

•
Broad mobile compatibility and open API. Our broad mobile compatibility and open API enable a large health and fitness ecosystem that provides additional value to our existing users and extends our reach to potential new users. Our users can sync their Fitbit devices with, and view their online dashboard on, their computers and over 200 mobile devices, including iOS, Android, and Windows Phone products. This broad compatibility, combined with our market-leading position, has enabled us to build what we believe is the largest community of connected health and fitness device users.

Additionally, we enable seamless integration with thousands of apps across iOS, Android, and Windows Phone through our open API, which allows our users to share data with third-party apps on an opt-in basis.

•
Broad and differentiated go-to-market strategy. We have developed a broad go-to-market strategy that reaches individuals regardless of where they shop. We sell our products in over 55,000 retail stores and in 65 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We believe the breadth and depth of our established selling channels and prominent presence in retail stores are unmatched in the connected health and fitness category and would be difficult for a competitor to replicate.

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

Everyday users represent our largest group of users. These users are looking to incorporate more activity into their daily routines as the primary means to improve their overall fitness through everyday activities, such as walking more or taking the stairs instead of the elevator. They are most interested in receiving feedback on daily activity measures such as steps, distance, calories burned, and active minutes. We primarily market the Fitbit Zip, Fitbit One, Fitbit Flex 2, and Fitbit Alta to Everyday users.

Active users exercise regularly to reach their fitness goals through activities such as running, using cardio equipment, and playing sports recreationally. As a result, these users are often interested in monitoring exercise intensity through heart rate tracking in addition to activity tracking. We primarily market the Fitbit Charge 2 and Fitbit Blaze to Active users.

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

Fitbit Flex is our first wristband-style tracker, with a sleek and stylish design intended for Everyday users. Fitbit Flex tracks steps, distance, calories burned, active minutes, and sleep. Fitbit Flex also has a silent alarm. Fitbit Flex features LED lights to show users’ progress towards their primary daily goal. We also offer users the ability to change wristbands for different colors to match their mood or personal style. Its rechargeable battery lasts up to five days. Fitbit Flex has been discontinued and replaced with Fitbit Flex 2.

Fitbit Flex 2 replaces Fitbit Flex, and is our first water-resistant fitness wristband. We began selling Fitbit Flex 2 in September 2016. Fitbit Flex 2 is water resistant up to 50 meters, and automatically tracks pool swims including laps, duration and calories burned in the Fitbit App. It features SmartTrack automatic exercise recognition, tracks daily activities such as steps, distance, calories burned, and active minutes, and automatically tracks sleep at night. Fitbit Flex 2 also features a slim design, easily interchangeable bands, and LED lights to show progress toward a user’s daily goal. Fitbit Flex 2 is available in four colors and two sizes, and uses a rechargeable battery that lasts up to five days. Fitbit Flex 2 has a U.S. MSRP of $99.95.

Fitbit Charge is our activity and sleep wristband for Everyday users that we began selling in October 2014. It tracks steps, distance, calories burned, active minutes, floors climbed, and sleep. Fitbit Charge features a bright OLED display that shows users’ daily activity and time of day, as well as incoming caller ID notifications when the device is paired with the user’s phone. Fitbit Charge tracks sleep automatically and offers a silent wake alarm. Its rechargeable battery lasts seven to ten days. Fitbit Charge has been discontinued and replaced with Fitbit Charge 2.

Fitbit Alta is our slim, sleek, and customizable wristband for Everyday users that we began selling in March 2016. Fitbit Alta offers call, text, and calendar notifications when paired with the user’s phone and SmartTrack automatic exercise recognition. It also features reminders to move throughout the day. It measures daily activities such as steps, distance, calories burned, active minutes, and automatically tracks sleep at night. Fitbit Alta can be personalized with interchangeable accessory bands and features a vibrant OLED display. Fitbit Alta is available in four colors and three sizes, and uses a rechargeable battery that lasts up to five days. Fitbit Alta has a U.S. MSRP of $129.95.

Fitbit Charge HR is a wireless heart rate and activity wristband for Active users that we began selling in December 2014. Fitbit Charge HR offers all the features available on the Fitbit Charge and also includes our proprietary PurePulse heart rate tracking technology and SmartTrack automatic exercise recognition. Its rechargeable battery lasts up to five days. Fitbit Charge HR has been discontinued and replaced with Fitbit Charge 2.

Fitbit Charge 2 replaces Fitbit Charge and Fitbit Charge HR, and is a wireless heart rate and activity wristband that we began selling in August 2016. Fitbit Charge 2 features connected GPS through a user’s smartphone, PurePulse heart rate tracking, and SmartTrack automatic exercise recognition. It provides an estimate of the user’s cardio fitness level, features guided breathing sessions, and provides text and call notifications. Fitbit Charge 2 tracks daily activities such as steps, distance, calories burned, floors climbed, and active minutes and automatically tracks sleep at night. Fitbit Charge 2 also features a slim design, easily interchangeable bands, and a tap-sensitive display. Fitbit Charge 2 is available in four colors and three sizes. Its rechargeable battery lasts up to five days. Fitbit Charge 2 has a U.S. MSRP of $149.95.

Fitbit Blaze is our smart fitness watch for Active users that we began selling in February 2016. It combines features of a smartwatch, heart rate tracker, and activity tracker. It includes features such as FitStar on-screen workouts, connected GPS through a user’s smartphone’s GPS, PurePulse heart rate tracking, and SmartTrack automatic exercise recognition. It provides multi-sport functionality, tracks outdoor cycling activity, provides run cues, includes a stop watch and timer, and is also designed with advanced smartwatch features, including text and call notifications and music control. Like our other trackers, it measures daily activities such as steps, distance, calories burned, floors climbed, and active minutes and automatically tracks sleep at night. Fitbit Blaze also features a slim design, easily interchangeable bands and frames, and a color touchscreen. Fitbit Blaze is available in three colors and three sizes, and uses a rechargeable battery that lasts up to five days. Fitbit Blaze has a U.S. MSRP of $199.95.

Fitbit Surge is our fitness “super watch” for Performance users that we began selling in December 2014. It combines features of a GPS watch, heart rate tracker, activity tracker, and smartwatch. On its touch screen LCD display, Fitbit Surge displays real-time statistics from its built-in GPS tracker such as speed, distance, and exercise routes. Fitbit Surge incorporates our PurePulse heart rate technology and SmartTrack automatic exercise recognition. It provides multi-sport functionality, tracks outdoor cycling activity, provides run cues, includes a stop watch and timer, and is also designed with advanced smartwatch features, including text and call notifications and music control. Like our other trackers, it measures daily activities such as steps, distance, calories burned, floors climbed, and active minutes and automatically tracks sleep at night. Fitbit Surge is available in three colors and three sizes and incorporates a rechargeable battery that lasts up to seven days. Fitbit Surge has a U.S. MSRP of $249.95.

Aria is our Wi-Fi connected scale that tracks weight, body fat percentage, and BMI. Aria identifies users and shows their weight and body fat percentage on its easy-to-read display. The device recognizes up to eight individual users separately and privately. Aria is available in two colors and runs on standard AA batteries. Aria has a U.S. MSRP of $129.95.

Fitbit Accessories include bands and frames for Fitbit Blaze, bands for Fitbit Charge 2, Fitbit Alta, Fitbit Flex 2 and Fitbit Flex, bangles and pendants for Fitbit Flex 2, colored clips for Fitbit One and Fitbit Zip, device charging cables, wireless sync dongles, band clasps, sleep bands, and Fitbit apparel. In addition, our partners Tory Burch, Simply Vera Vera Wang, and Public School offer accessory collections for Fitbit Alta and Fitbit Flex. Fitbit accessories are offered at U.S. MSRPs ranging from $4.95 to $295.00.

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

Our research and development expenses were $320.2 million, $150.0 million, and $54.2 million, for 2016, 2015, and 2014, respectively.

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

Under our agreement with Flextronics, Flextronics manufactures certain of our products using design specifications, quality assurance programs, and standards that we establish. We pay for and own all tooling and other equipment specifically required to manufacture our products and have purchase commitments based on our purchase orders and demand forecasts for certain amounts of finished goods, works-in-progress, and components purchased in order to support such purchase orders and forecasts. The agreement has an initial term of one-year that ends in March 2017, and automatically renews for successive one-year terms unless either party provides at least 90 days prior written notice. We expect for the agreement to be renewed in March 2017 for a one-year term. We may terminate the agreement for convenience upon providing at least 90 days prior written notice and Flextronics may terminate for convenience upon providing at least 180 days prior written notice.

We work with third-party fulfillment partners that deliver our products from multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility.

Sales Channels and Customers

We sell our products through three primary channels:

Retail and distribution channel. We offer our products in over 55,000 retail stores and in 65 countries. We focus on building close relationships with our retailers, working with them to merchandise our products in a compelling manner both in-store and on their e-Commerce sites, promote our products through their marketing efforts, and educate their sales forces about our products. In addition, we sell to distributors who resell our products to retailers.

•	Consumer electronics and specialty retailers. Our products are sold by retailers with a large domestic and international presence such as Best Buy.

•	e-Commerce retailers. Our products are sold on Amazon.com, in addition to e-Commerce sites of our retailers.

•	Mass merchant, department store, and club retailers. Our products are sold by large retailers, including Target, Costco, Macy’s, Kohl’s, and Walmart.

•	Sporting goods and outdoors retailers. Our products are sold by sporting goods and outdoors retailers, including Dick’s Sporting Goods and REI.

•	Wireless carriers. Our products are sold by wireless carriers, including AT&T, Sprint, and Verizon.

•	Distributors. Our products are sold by a network of distributors, including Wynit Distribution.

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

Backlog

There is a relatively short cycle between order and shipment of our sales. Therefore, we believe that backlog information is not material to the understanding of our business.

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

Our in-store merchandising strategy focuses on our point of purchase, or POP displays. We install our freestanding, in-line, and endcap POP displays of varying sizes at our various retailers. These displays communicate our marketing messages, present our products and their features and, in many cases, allow consumers to try on our devices and view an interactive app that enables them to learn more about our products.

Intellectual Property

Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We rely upon a combination of patent, copyright, trade secret, and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

As the leader in the fast-growing market for connected health and fitness devices, we have developed a significant patent portfolio to protect certain elements of our proprietary technology. As of December 31, 2016, we had 229 issued patents and 262 patent applications pending worldwide. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. To protect our brand, as of December 31, 2016, we had an international trademark portfolio comprised of 184 registered trademarks and 90 trademark applications pending in 70 countries.

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

Employees

As of December 31, 2016, we had 1,753 global employees. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in March 2007 as Healthy Metrics Research, Inc. We changed our name to Fitbit, Inc. in October 2007. We completed our initial public offering in June 2015 and our Class A common stock is listed on The New York Stock Exchange under the symbol “FIT.” Our principal executive offices are located at 405 Howard Street, San Francisco, California 94105, and our telephone number is (415) 513-1000. Our website address is www.fitbit.com and our investor relations website address is http://investor.fitbit.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Fitbit, the Fitbit logo, Fitbit Surge, Fitbit Blaze, Fitbit Charge 2, Fitbit Charge HR, Alta, Fitbit Charge, Fitbit Flex 2, Fitbit Flex, Fitbit One, Fitbit Zip, Aria, PurePulse, SmartTrack, FitStar, and our other registered or common law trade names, trademarks, or service marks appearing in this Annual Report on Form 10-K are our intellectual property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners.

Through a link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All such filings are available free of charge. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all reports that we file or furnish with the SEC electronically.

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

The connected health and fitness devices market is highly competitive, with companies offering a variety of competitive products and services. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. The connected health and fitness devices market has a multitude of participants, including specialized consumer electronics companies, such as Garmin, Jawbone, and Misfit, traditional health and fitness companies, such as adidas and Under Armour, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, Microsoft, and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional connected health and fitness devices. We may also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores. We believe many of our competitors and potential competitors have significant advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, ability to leverage app stores which they may operate, and greater financial, research and development, marketing, distribution, and other resources than we do. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results. Furthermore, current or potential competitors may be acquired by third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and consumer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

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

We must continually develop and introduce new products, including trackers and accessories, and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our core user base by introducing new form factors, software services and other offerings. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, the success of our sales and marketing efforts, timely and successful research and development, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced products and services. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $320.2 million, $150.0 million, and $54.2 million, for 2016, 2015, and 2014, respectively. We anticipate that research and development expense will continue to increase in absolute dollars and as a percentage of revenue in 2017. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. In addition, in 2016, we began offering accessory collections in conjunction with new product introductions. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected.

Our operating results could be materially harmed if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products, including trackers and accessories, and services could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by us and our competitors, channel inventory levels, sales promotions by us or our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. We face challenges acquiring adequate and timely supplies of our products to satisfy the levels of demand, particularly in connection with new product introductions, which we believe negatively affects our revenue. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory, either directly or with our contract manufacturers or logistics providers to satisfy short-term demand increases. In addition, as we continue to introduce new products, we may face challenges managing the inventory of existing products. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will not underestimate or overestimate forecast sales in a future period. If we do not accurately forecast customer demand for our products, we may in future periods be unable to meet customer, retailer or distributor demand for our products, or may be required to incur higher costs to secure the necessary production capacity and components, and our business and operating results could be adversely affected.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which have caused and may continue to cause our gross margin to suffer and could impair the strength of our brand. For example, during the fourth quarter of 2016, as a result of reduced demand, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, and recorded a liability to our contract manufacturers for unutilized manufacturing capacity and components. In addition, we offered additional rebates and promotions to retailers and distributors. Conversely, if we underestimate customer demand for our products and services, our contract manufacturers may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our connected health and fitness devices and our ability to maintain or increase the size and engagement of our community of users;

•	the timing and success of new product and service introductions by us and the transition from legacy products;

•	the timing and success of new product and service introductions by our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	the continued market acceptance of, and the growth of the market for, connected health and fitness devices;

•	pricing pressure as a result of competition or otherwise;

•	delays or disruptions in our supply, manufacturing, or distribution chain;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs, or both;

•	seasonal buying patterns of consumers;

•	increases in levels of channel inventory resulting from sales to our retailers and distributors in anticipation of future demand;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit, or other difficulties faced by our distributors and retailers, affecting their ability to purchase or pay for our products;

•	insolvency, credit, or other difficulties confronting our suppliers, contract manufacturers, or logistics providers leading to disruptions in our supply or distribution chain;

•	levels of product returns, stock rotation, and price protection rights;

•	levels of warranty claims or estimated costs of warranty claims;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, consumer product safety, and advertising;

•	product recalls, regulatory proceedings, or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets.

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

We do not expect to continue to grow in the future at the same rates as we have in the past and profitability in recent periods may not be indicative of future performance.

Our historical revenue growth should not be considered indicative of our future performance. We expect our revenue growth to slow or decline in future periods due to a number of reasons, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, or the maturation of our business. In addition, we have not consistently achieved profitability on a quarterly or annual basis. Due to competitive pricing pressures, new product introductions by us or our competitors, or other factors, the average selling price or gross margins of our products and services may decrease. If we are unable to offset any decreases in our average selling price or gross margins by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. As our revenue has increased, our annual growth rate has slowed, and our historical growth should not be considered as indicative of our future performance. Although our annual revenue in 2016 was up 17% compared to 2015, our fourth quarter 2016 revenue declined 19% on a year-over-year basis. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results. Specifically, we anticipate our 2017 revenue to decline on a year-over-year basis. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses. For example, we expect to record a substantial net loss in 2017.

We rely on a limited number of suppliers, contract manufacturers, and logistics providers, and each of our products is manufactured by a single contract manufacturer.

We rely on a limited number of suppliers, contract manufacturers, and logistics providers. In particular, we use contract manufacturers located in Asia, and each of our products is manufactured by a single contract manufacturer. Our reliance on a sole contract manufacturer for each of our products increases the risk that in the event of an interruption from any one of these contract manufacturers, including, without limitation, due to a natural catastrophe or labor dispute, we may not be able to develop an alternate source without incurring material additional costs and substantial delays. Accordingly, an interruption from any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

If we experience significantly increased demand, or if we need to replace an existing supplier, contract manufacturer, or logistics provider, we may be unable to supplement or replace such supply, contract manufacturing, or logistics capacity on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, for certain of our products, it may take a significant amount of time to on board a contract manufacturer that has the capability and resources to build the product to our specifications in sufficient volume. Identifying suitable suppliers, contract manufacturers, and logistics providers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

Because some of the key components in our products come from a limited number or single source of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain.

Some of the key components used to manufacture our products come from a limited or single source of supply. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. While component shortages have historically been immaterial, they could be material in the future. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. In addition, some of our suppliers, contract manufacturers, and logistics providers may have more established relationships with our competitors, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill our orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers and users. This could harm our relationships with our channel partners and users and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers and users.

Our current and future products and services may experience quality problems from time to time that can result in adverse publicity, product recalls, litigation, regulatory proceedings, and warranty claims resulting in significant direct or indirect costs, decreased revenue and operating margin, and harm to our brand.

We sell complex products and services that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components, or “bugs” that can unexpectedly interfere with the products’ intended operations or cause injuries to users or property. For example, we recently corrected certain software errors relating to Fitbit Charge 2 through a software update. Although we extensively and rigorously test new and enhanced products and services before their release, there can be no assurance we will be able to detect, prevent, or fix all defects. For example, our products may fail to provide accurate measurements and data to users under all circumstances, or there may be reports or claims of inaccurate measurements under certain circumstances.

Failure to detect, prevent, or fix defects, or an increase in defects could result in a variety of consequences including a greater number of returns of products than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. For example, in 2016, we experienced an increase in actual and estimated warranty claims of $108.5 million as compared to 2015, which caused a 4% decline in gross margin in 2016 as compared to 2015. We generally provide a 45-day right of return for purchases through Fitbit.com and a 12-month warranty on all of our products, except in the European Union, where we provide a two-year warranty on all of our products. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. Moreover, we may offer stock rotation rights and price protection to our distributors. If we experience greater returns from retailers or users, or greater warranty claims, in excess of our reserves, our business, revenue, gross margins, and operating results could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also affect our brand and decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to acquire new users and increase awareness of our products and services. In 2016, advertising expenses were $316.8 million, representing approximately 15% of our revenue. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Companies may also be subject to criminal prosecution for trade secret theft under 18 U.S.C. section 1832. As we face increasing competition, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we are currently involved in litigation with Jawbone and under a related federal criminal investigation concerning alleged theft of Jawbone’s trade secrets, which is described in Note 7, “Commitments and Contingencies” in the notes to our consolidated financial statements.

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

A substantial portion of our expenses are personnel related and include salaries, stock-based compensation and benefits, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate a negative impact on operating margins in the short term. To the extent such revenue shortfalls recur in future periods, our operating results would be harmed.

Our business is affected by seasonality and if our sales fall below our forecasts, our overall financial conditions and results of operations could be adversely affected.

Our revenue and operating results are affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue and operating income, reflecting our historical strength in sales during the holiday season. We generated approximately 26%, 38%, and 50% of our full year revenue during the fourth quarters of 2016, 2015, and 2014, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results, as was the case in the fourth quarter of 2016. In addition, if we fail to accurately forecast customer demand for the holiday season, we may experience excess inventory levels or a shortage of products available for sale.

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

We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. Our users’ health and fitness-related data and other highly personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, and information such as heart rates, sleeping patterns, GPS-based location, and activity patterns. Due to the volume and sensitivity of the personal information and data we manage and the nature of our products, the security features of our platform and information systems are critical. If our security measures, some of which we manage using third-party solutions, are breached or fail, unauthorized persons may be able to obtain access to or acquire sensitive user data. Furthermore, if third-party service providers that host user data on our behalf experience security breaches or violate applicable laws, agreements, or our policies, such events may also put our users’ information at risk and could in turn have an adverse effect on our business. Additionally, if we or any third-party, including third-party applications, with which our users choose to share their Fitbit data were to experience a breach of systems compromising our users’ sensitive data, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Our users may also inadvertently disclose or lose control of their passwords, creating the perception that our systems are not secure against third-party access. While we maintain insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a security breach.

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire sensitive information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

In 2016, our five largest retailers and distributors accounted for approximately 53% of our revenue. Of these retailers and distributors, Wynit Distribution, Amazon.com, and Best Buy accounted for approximately 14%, 14%, and 10% of our revenue for 2016, respectively. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk and impair our ability to sell products.

The electronics retail and sporting goods markets in some countries are dominated by a few large retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our connected health and fitness devices, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers would adversely affect our revenue, operating results, and financial condition.

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

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 469 as of December 31, 2014 to 1,101 as of December 31, 2015 to 1,753 as of December 31, 2016. In January 2017, we announced a reorganization, including a reduction in force, that impacted 107 employees, or 6% of our global workforce. Despite this reorganization, we have experienced rapid growth in recent periods and headcount is expected to grow in 2017. If our operations continue to grow, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

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

Our active user metric tracks the number of users who have an active Fitbit Premium or FitStar subscription, who paired a tracker or Aria scale to a Fitbit account, or who logged at least 100 steps or took a weight measurement within three months of the measurement date. Our registered device user metric tracks the number of users who have historically either paid for a Fitbit Premium or FitStar subscription or paired a tracker or Aria scale to a Fitbit account. The user is counted only once on the first day of becoming a registered device user, and the registered device users as of any certain date presents cumulative registered device users to date.

The active user metric and registered device user metric do not provide information regarding the individual users that no longer pay us, or how frequently users engage with our platform or pay us. These metrics also do not take into account the extent to which inactive users are offset by new active users or how long a user remains active or continues to pay us. Given the recent rapid growth of the number of users on our platform, it may be difficult to discern whether the growth in active users is the result of retaining existing users or adding new users onto our platform.

The active user metric and registered device user metric only represent the potential size or growth of our user community and are not necessarily indicators of the actual size and growth of our user community. Therefore, you should not rely on our active user metric or our registered device user metric as indicators of the level of retention of individual users in the future, continual user engagement or future payments by users, nor the potential size and growth of our user community as an indicator for other revenue opportunities, such as subscription-based premium services and our corporate wellness offerings. See the sections titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Active Users,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Registered Device Users” in this Annual Report on Form 10-K for additional information.

Our failure to comply with U.S. and foreign laws related to privacy, data security, and data protection, such as the E.U. Data Protection Directive, which requires an adequate legal mechanism for the transfer of personal data from the European Union to the United States, could adversely affect our financial condition, operating results, and our brand.

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or the failure or perceived failure by third-party apps with which our users choose to share their Fitbit data to comply with their privacy policies or privacy-related legal obligations as they relate to the Fitbit data shared with them, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our brand and operating results.

Beginning on August 1, 2016, U.S. companies could self-certify to the E.U.-U.S. Privacy Shield Framework, or Privacy Shield, which is a new framework developed by the U.S. Department of Commerce and the European Commission to address transatlantic data flows. As of November 3, 2016, our self-certification was approved by the U.S. Department of Commerce and our certification is available on the Privacy Shield website. This Privacy Shield Framework supersedes the U.S.-E.U. Safe Harbor Framework as developed by the U.S. Department of Commerce, which has historically provided a method for U.S. companies to transfer personal data from citizens of E.U. member countries to the United States in a way that is consistent with the E.U. Data Protection Directive. If we fail to meet the principles under Privacy Shield, or if any of these Frameworks are later invalidated by the European courts or otherwise become defunct, national data protection authorities in the European Union or the Federal Trade Commission, or FTC, could bring enforcement actions seeking to prohibit or suspend our data transfers to the United States, or against us for being misleading or deceptive, and we could also face additional legal liability, fines, negative publicity, and resulting loss of business.

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

We are or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations regarding consumer protection, advertising, privacy, intellectual property, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions.

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

To date, substantially all of our revenue has been derived from sales of our connected health and fitness devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of 2015 and 2016, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. Our inability to successfully sell and market our premium services could deprive us of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our connected health and fitness devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.
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

In addition, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, or by changes in the valuation of our deferred tax assets and liabilities. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions.

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

As part of our business strategy, we may make investments in other companies, products, or technologies. For example, in 2016, we acquired assets from Coin, Pebble and Vector Watch to enhance the features and functionality of our devices, and accelerate the expansion of our platform and ecosystem. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected.

Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, operating results, and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We would have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and adversely affect our operating results.

There have been reports that some users of certain of our devices have experienced skin irritations, which could result in additional negative publicity or otherwise harm our business. In addition, some of our users have filed personal injury lawsuits against us relating to certain of our devices, which could divert management’s attention from our operations and result in substantial legal fees and other costs.

Due to the nature of some of our wearable devices, some users have had in the past and may in the future experience skin irritations or other biocompatibility issues not uncommon with jewelry or other wearable products that stay in contact with skin for extended periods of time. There have been reports of some users of certain of our devices experiencing skin irritations. This negative publicity could harm sales of our products and also adversely affect our relationships with retailers that sell our products, including causing them to be reluctant to continue to sell our products. In addition, some of our users have filed personal injury lawsuits against us relating to certain of our devices. While we do not believe that these lawsuits are material, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any proceedings arising from such claims, and these actions or other third-party claims against us may result in the diversion of our management’s time and attention from other aspects of our business and may cause us to incur substantial litigation or settlement costs. If large numbers of users experience these problems, we could be subject to enforcement actions or the imposition of significant monetary fines, other penalties, or proceedings by the CPSC or other U.S. or foreign regulatory agencies and face additional personal injury or class action litigation, any of which could have a material adverse impact on our business, financial condition, and operating results.

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

A large number of lawsuits, including multi-jurisdiction complex federal and state class action and personal injury claims, were filed against us relating to the Fitbit Force. These litigation matters have required significant attention of our management and resources and disrupted the ordinary course of our business operations. We have settled all of the class action lawsuits, and a number of personal injury claims. In the fourth quarter of 2015, we received proceeds from the insurance policies that apply to these claims and related legal fees, and we recorded an accrual for liabilities arising under these claims that was immaterial and falls within the amount of the insurance proceeds received.

In addition, the CPSC previously conducted an investigation into several of our products. Although the CPSC did not find a substantial product hazard, there can be no assurances that investigations will not be conducted or that product hazards or other defects will not be found in the future with respect to our products. The Fitbit Force product recall, regulatory proceedings, and litigation have had and may continue to have, and any future recalls, regulatory proceedings, and litigation could have an adverse impact on our financial condition, operating results, and brand. Furthermore, because of the global nature of our product sales, in the event we experience defects with respect to products sold outside the United States, we could become subject to recalls, regulatory proceedings, and litigation by foreign governmental agencies and private litigants, which could significantly increase the costs of managing any product issues. Any ongoing and future regulatory proceedings or litigation, regardless of their merits, could further divert management’s attention from our operations and result in substantial legal fees and other costs.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting, which must be attested to by our independent registered public accounting firm. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, resources, including accounting-related costs and management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventories, product warranty reserves, business combinations, accounting for income taxes, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

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

Based on our forecasts, we may fail to meet certain of our financial covenants under our Senior Facility during 2017. We currently do not have any borrowings outstanding under the Senior Facility and have $38.0 million in letters of credit issued under the line.  We believe that should we fail to meet any of the financial covenants under the line of credit, we would be able to negotiate revised terms or fund outstanding letters of credit with available cash balances. However, if we are unable to do so we may default under our credit agreement.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $5.62 to $51.90 through February 17, 2017. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation, which is described in Note 7, “Commitments and Contingencies” in the notes to our consolidated financial statements. This or any future securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

As of December 31, 2016, there were 225.7 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of December 31, 2016, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.2 million shares of Class A common stock and 33.2 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of December 31, 2016 that may be settled for 11.3 million shares of Class A common stock and 0.3 million shares of Class B common stock. All of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2016, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a global company with our corporate headquarters located in San Francisco, California. Our headquarters facilities in San Francisco comprise approximately 570,000 square feet of space pursuant to several leases that expire at various dates through June 2024. Our corporate headquarters serve as the principal facilities for our administrative, sales, marketing, product development, and customer support groups. We also lease additional office space in San Francisco and around the world for various product development, operational and support purposes. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable and commercially reasonable terms.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 7, “Commitments and Contingencies,” in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “FIT” since June 18, 2015. Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our Class A common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal Year 2016
Fourth Quarter	$15.08	$7.20
Third Quarter	$17.18	$12.05
Second Quarter	$18.85	$11.65
First Quarter	$30.96	$11.91
Fiscal Year 2015
Fourth Quarter	$41.97	$26.46
Third Quarter	$51.90	$30.51
Second Quarter (from June 18, 2015)	$40.45	$29.50

Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2016, we had 33 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2016, we had 37 holders of record of our Class B common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Stock Performance Graph

The following graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the Nasdaq Composite Index. The period shown commences on June 18, 2015 and ends on December 31, 2016, the end of our last fiscal year.  The graph assumes $100 was invested at the close of market on June 28, 2015 in our Class A common stock, the S&P 500 Index and the Nasdaq Composite Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

We derived the selected consolidated statements of operations data for 2016, 2015, and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013, and 2012 are derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	As of or For the Year Ended December 31,
	2016	2015(1)	2014(1)	2013(1)	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$2,169,461	$1,857,998	$745,433	$271,087	$76,373
Cost of revenue(2)	1,323,577	956,935	387,776	210,836	49,733
Gross profit	845,884	901,063	357,657	60,251	26,640
Operating expenses:
Research and development(2)	320,191	150,035	54,167	27,873	16,210
Sales and marketing(2)	491,255	332,741	112,005	26,847	10,237
General and administrative(2)	146,903	77,793	33,556	14,485	3,968
Change in contingent consideration	—	(7,704)	—	—	—
Total operating expenses	958,349	552,865	199,728	69,205	30,415
Operating income (loss)	(112,465)	348,198	157,929	(8,954)	(3,775)
Interest income (expense), net	3,156	(1,019)	(2,222)	(1,082)	(176)
Other income (expense), net	14	(59,230)	(15,934)	(3,649)	26
Income (loss) before income taxes	(109,295)	287,949	139,773	(13,685)	(3,925)
Income tax expense (benefit)	(6,518)	112,272	7,996	37,937	291
Net income (loss)	$(102,777)	$175,677	$131,777	$(51,622)	$(4,216)
Net income (loss) per share attributable to common stockholders(3):
Basic	$(0.47)	$0.88	$0.70	$(1.32)	$(0.11)
Diluted	$(0.47)	$0.75	$0.63	$(1.32)	$(0.11)
Other Data:
Devices sold(4)	22,295	21,355	10,904	4,476	1,279
Active users(5)	23,238	16,903	6,700	2,570	558
Registered device users(5)	50,155	29,033	11,068	3,534
Adjusted EBITDA(6)	$29,985	$389,879	$191,042	$79,049	$(2,401)
Non-GAAP free cash flow(7)	$30,894	$78,591	$(7,721)	$25,647	$(9,389)

(1)
In March 2014, we recalled the Fitbit Force. The recall, which primarily affected our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015, had the following effect on our income (loss) before income taxes in 2015, 2014, and 2013. The recall had a negligible effect on our loss before income taxes in 2016.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reduction of revenue	$—	$(8,112)	$(30,607)
Incremental (benefit to) cost of revenue	(5,755)	11,339	51,205
Impact on gross profit	(5,755)	(19,451)	(81,812)
Incremental general and administrative expenses (benefit)	(4,416)	3,389	2,838
Impact on income (loss) before income taxes	$10,171	$(22,840)	$(84,650)

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$4,797	$4,739	$890	$37	$15
Research and development	47,207	18,251	2,350	288	62
Sales and marketing	11,575	7,419	1,295	204	29
General and administrative	15,853	10,615	2,269	91	26
Total	$79,432	$41,024	$6,804	$620	$132

(3)
See notes 2 and 10 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net income (loss) per share attributable to common stockholders, basic and diluted.

(4)	See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Devices Sold” for more information.

(5)
We believe that the active user and registered device user metrics are indicators of the potential size of our community, but currently we do not believe that these have a direct effect on our revenue and operating results. We began tracking registered device users in 2013. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for more information.

(6)
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA” for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).

(7)
Non-GAAP free cash flow is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “—Non-GAAP Financial Measures—Non-GAAP free cash flow” for information regarding our use of non-GAAP free cash flow and a reconciliation to net cash provided by (used in) operating activities.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$706,013	$664,478	$195,626	$81,728	$13,148
Working capital	718,639	847,157	101,860	14,457	17,477
Total assets	1,820,226	1,519,066	633,051	230,774	51,699
Total long-term debt	—	—	132,589	10,710	8,439
Retained earnings (accumulated deficit)	140,142	242,919	67,242	(64,535)	(12,913)
Total stockholders’ equity (deficit)	998,532	981,451	75,262	(63,466)	(12,707)

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider adjusted EBITDA and free cash flow, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly-titled measures presented by other companies.

Adjusted EBITDA

We define adjusted EBITDA as net income adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, litigation expense related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of the Fitbit Force recall, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, or IPO, change in contingent consideration, interest income (expense), net, and income tax expense (benefit). We began excluding Jawbone related litigation expense in the second quarter of 2016 because we do not believe these expenses have a direct correlation to the operations of our business and because of the singular nature of the claims underlying the Jawbone litigation matters.

We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe that adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude in adjusted EBITDA. In particular, the exclusion of the effect of stock-based compensation expense and certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making.

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

•	adjusted EBITDA excludes external litigation expenses to support our legal proceedings with Jawbone, which may continue to be a recurring expense;

•	adjusted EBITDA excludes the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015;

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$(102,777)	$175,677	$131,777	$(51,622)	$(4,216)
Stock-based compensation expense	79,432	41,024	6,804	620	132
Depreciation and amortization	38,133	21,107	6,131	3,012	1,179
Litigation expense — Jawbone	24,845	—	—	—	—
Impact of Fitbit Force recall	26	(10,171)	22,840	84,650	—
Revaluation of redeemable convertible preferred stock warrant liability	—	56,655	13,272	3,370	37
Change in contingent consideration	—	(7,704)	—	—	—
Interest (income) expense, net	(3,156)	1,019	2,222	1,082	176
Income tax expense (benefit)	(6,518)	112,272	7,996	37,937	291
Adjusted EBITDA	$29,985	$389,879	$191,042	$79,049	$(2,401)

Non-GAAP free cash flow

We define non-GAAP free cash flow as net cash provided by (used in) operating activities less purchase of property and equipment. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.  Non-GAAP free cash flow is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net cash provided by (used in) operating activities to non-GAAP free cash flow:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$109,534	$109,157	$18,774	$33,171	$(6,884)
Purchase of property and equipment	(78,640)	(30,566)	(26,495)	(7,524)	(2,505)
Non-GAAP free cash flow	$30,894	$78,591	$(7,721)	$25,647	$(9,389)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed above in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

We generate substantially all of our revenue from sales of our connected health and fitness devices. We sell our products in over 55,000 retail stores and in 65 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We seek to build global brand awareness, increase product adoption, and drive sales through our sales and marketing efforts. We intend to continue to significantly invest in these sales and marketing efforts in the future.

The following are financial highlights for 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue	$2,169,461	$1,857,998	$745,433
Net income (loss)	$(102,777)	$175,677	$131,777
Adjusted EBITDA	$29,985	$389,879	$191,042
Devices sold	22,295	21,355	10,904

See the section titled “Selected Financial Data—Adjusted EBITDA” in this Annual Report on Form 10-K for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss). See the section titled “—Key Business Metrics” in this Annual Report on Form 10-K for additional information regarding devices sold.

As our revenue has increased, our annual growth rate has slowed to 17% in 2016 as compared to 149% in 2015, and our fourth quarter 2016 revenue declined 19% on a year- over-year basis due to softer-than-expected demand during the holiday season.

In January 2017, we announced cost-efficiency measures to be implemented in 2017 that include realigning sales and marketing spend and improved optimization of research and development investments. In addition, we announced a reorganization, including a reduction in workforce. This reorganization impacted 107 employees or approximately 6% of our global workforce. We anticipate that we will complete the reorganization by the end of the second quarter of 2017. We estimate approximately $3.7 million in total restructuring expenses to be recorded in the first quarter of 2017.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of or For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Devices sold	22,295	21,355	10,904
Active users	23,238	16,903	6,700
Registered device users	50,155	29,033	11,068
Adjusted EBITDA	$29,985	$389,879	$191,042
Non-GAAP free cash flow	$30,894	$78,591	$(7,721)

Devices Sold

Devices sold represents the number of connected health and fitness devices that are sold during a period, net of expected returns and provisions for the Fitbit Force recall. Devices sold does not include sales of accessories. Growth rates between devices sold and revenue are not necessarily correlated because our revenue is affected by other variables, such as the types of products sold during the period, the introduction of new product offerings with differing U.S. MSRPs, and sales of accessories and premium services.

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

Registered Device Users

A user becomes a registered device user on the first day the user: (a) becomes a paid subscriber of Fitbit Premium, (b) becomes a paid subscriber to FitStar or (c) uses a health and fitness tracker or Aria scale with his or her Fitbit account. The user is counted only once on the first day of becoming a registered device user, and the registered device users as of any certain date presents cumulative registered device users to date. The number of registered device users excludes users who have only downloaded our mobile apps without pairing a health and fitness tracker or Aria scale and users who have only downloaded free versions of FitStar but are not subscribers to its paid premium offerings.

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

Adjusted EBITDA

 We define adjusted EBITDA as net income adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, litigation expense related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of the Fitbit Force recall, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, or IPO, change in contingent consideration, interest income (expense), net, and income tax expense (benefit). See the section titled “Selected Financial Data—Non-GAAP Financial Measures—Adjusted EBITDA” in this Annual Report on Form 10-K for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).

Non-GAAP free cash flow

We define non-GAAP free cash flow as net cash provided by (used in) operating activities less purchase of property and equipment. See the section titled “Selected Financial Data—Non-GAAP Financial Measures—Non-GAAP free cash flow” in this Annual Report on Form 10-K for information regarding our use of non-GAAP free cash flow and a reconciliation of non-GAAP free cash flow to net cash provided by (used in) operating activities.

Factors Affecting Our Future Performance

Product Introductions

To date, product introductions have had a significant, positive impact on our operating results due primarily to increases in revenue associated with sales of the new products in the quarters following their introduction. Furthermore, new product introductions could also adversely impact the sales of our existing products to retailers and users. New products may also have higher costs associated with them, as was the case for new products introduced in 2016, which could adversely affect our margins. In addition, we have incurred higher levels of sales and marketing expenses accompanying each product introduction. In the future, we intend to continue to release new products and enhance our existing products, and we expect that our operating results will be impacted by these releases.

International Expansion

Our products are sold in 65 countries, and we have experienced significant historical growth in international sales. In 2016, 29% of our revenue, based on ship-to destinations, was from sales outside of the United States. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts, distribution channels, and infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our growth will depend in part on the adoption and sales of our products and services in international markets. Moreover, our international expansion efforts have resulted and will continue to result in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations. In 2016, revenue from the EMEA region increased 86% as compared to 2015. We have recently experienced, and may experience in the future, a decline in growth rates in the APAC region.

Category Adoption, Expansion of our Total Addressable Market, and Market Growth

As a pioneer of the wearable device market and a leading connected health and fitness platform, we believe we have contributed significantly to the market’s growth. However, our future growth depends in part on the continued consumer adoption of wearable devices as a means to improve health and fitness and the growth of this market. In addition, our long-term growth depends in part on our ability to expand into adjacent markets in the future, such as the smartwatch market category.

Competition

The market for connected health and fitness devices is both evolving and competitive. The connected health and fitness devices category has a multitude of participants, including specialized consumer electronics companies such as Garmin, Jawbone, and Misfit, traditional health and fitness companies such as adidas and Under Armour, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, Microsoft, and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and has sold a significant volume of its smartwatches since introduction. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

We believe we compete favorably with our competitors as a result of our leading market position and global brand, advanced and proprietary sensor technologies, software-driven online dashboard and mobile apps, our motivational and social tools, and our premium software offerings. By offering a broad range of products spanning styles and affordable price points and cross-platform compatibility, we empower a wide range of individuals with different fitness routines and goals that are difficult for other competitors to address.

Seasonality

Historically, we have experienced higher revenue in the fourth quarter compared to other quarters due in large part to seasonal holiday demand. For example, in 2016, 2015 and 2014, our fourth quarter represented 26%, 38% and 50% of our annual revenue, respectively. We also incur higher sales and marketing expenses during these periods.

Investing in Growth

We intend to continue to make investments across our business to drive our long-term growth. We intend to continue to invest resources in our sales, marketing, advertising, and brand management efforts, and to realign sales and marketing spend, to drive demand for our products and services globally. We also intend to improve optimization of our research and development investments to enable us to introduce innovative new products and services and enhance existing products and services. We may also make acquisitions to further drive our growth. For example, we acquired FitStar in March 2015 to enhance our software and services offerings through interactive video-based exercise experiences on mobile devices and computers. In 2016, we acquired assets from Coin, Pebble and Vector Watch to enhance the features and functionality of our devices, and accelerate the expansion of our platform and ecosystem.

Furthermore, we intend to increase our focus on building relationships with employers and wellness providers. The corporate wellness market for connected health and fitness devices is new and is subject to a variety of challenges, including whether employers will continue to invest in such programs, long sales cycles, and substantial upfront sales costs. In each of 2016, 2015, and 2014, we derived less than 10% of our revenue from our corporate wellness offerings. However, we believe that as healthcare costs continue to rise and as employers continue to seek ways to keep their employees active, engaged, and productive, more employers will implement or enhance their corporate wellness programs. In order to grow our corporate wellness presence, we intend to enhance our corporate wellness offering as well as expand our sales team focused on this market.

Product Quality

We sell complex products and services that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components, or “bugs,” that can unexpectedly interfere with the products’ intended operations or cause injuries to users or property. Although we extensively and rigorously test new and enhanced products and services before their release, there can be no assurance we will be able to detect, prevent, or fix all defects. In addition, we utilize products and services provided by third-parties, such as vendors and contract manufacturers, and we rely on their representations and do not have full control over their processes. Failure to detect, prevent, or fix defects, or an increase in defects could result in a variety of consequences including a greater number of returns of products than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results.

Components of our Operating Results

Revenue

We generate substantially all of our revenue from the sale of our connected health and fitness devices and accessories. We also generate a small portion of our revenue from our subscription-based premium services.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, warranty replacement costs, packaging, costs related to the Fitbit Force recall, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, write-downs of excess and obsolete inventory, amortization of developed technology intangible assets acquired, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

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

Change in contingent consideration. The change in contingent consideration relates to the benefit received from the reversal of a contingent liability incurred in connection with the acquisition of FitStar. See note 12 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Interest Expense, Net

Interest expense, net consists of interest expense associated with our debt financing arrangements, amortization of debt issuance costs, and interest income earned on our cash, cash equivalents, and marketable securities.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$2,169,461	$1,857,998	$745,433
Cost of revenue(1)	1,323,577	956,935	387,776
Gross profit	845,884	901,063	357,657
Operating expenses:
Research and development(1)	320,191	150,035	54,167
Sales and marketing(1)	491,255	332,741	112,005
General and administrative(1)	146,903	77,793	33,556
Change in contingent consideration	—	(7,704)	—
Total operating expenses	958,349	552,865	199,728
Operating income (loss)	(112,465)	348,198	157,929
Interest income (expense), net	3,156	(1,019)	(2,222)
Other income (expense), net	14	(59,230)	(15,934)
Income (loss) before income taxes	(109,295)	287,949	139,773
Income tax expense (benefit)	(6,518)	112,272	7,996
Net income (loss)	$(102,777)	$175,677	$131,777

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$4,797	$4,739	$890
Research and development	47,207	18,251	2,350
Sales and marketing	11,575	7,419	1,295
General and administrative	15,853	10,615	2,269
Total	$79,432	$41,024	$6,804

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	61	52	52
Gross profit	39	48	48
Operating expenses:
Research and development	15	8	7
Sales and marketing	22	18	15
General and administrative	7	4	5
Change in contingent consideration	—	—	—
Total operating expenses	44	30	27
Operating income (loss)	(5)	18	21
Interest income (expense), net	—	—	—
Other income (expense), net	—	(3)	(2)
Income (loss) before income taxes	(5)	15	19
Income tax expense	—	6	1
Net income (loss)	(5)%	9%	18%

Comparison of 2016 and 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Revenue	$2,169,461	$1,857,998	$311,463	17%

Revenue increased $311.5 million, or 17%, from $1.9 billion for 2015 to $2.2 billion for 2016. A substantial majority of the increase was due to an increase in the average selling price of our devices of 10% from $85 per device for 2015 to $94 per device for 2016, due to new products introduced in 2016, partially offset by a decrease in average selling price for certain legacy products. Average selling price was affected by a $42.2 million increase in rebates and promotions to retailers and distributors. Revenue from new products introduced in 2016 was $1.5 billion, or 70% of revenue, for 2016. An increase in the number of devices sold from 21.4 million in 2015 to 22.3 million in 2016 also contributed to the increase in revenue.

U.S. revenue, based on ship-to destinations, increased $158.4 million, or 11%, from $1.4 billion for 2015 to $1.5 billion for 2016, and international revenue, based on ship-to destinations, increased by $153.1 million, or 32%, from $476.8 million for 2015 to $629.9 million for 2016, primarily due to an increase in revenue from the EMEA region of 86%, partially offset by a decrease in revenue in the APAC region of 26%.

For the full year 2017, we expect revenue to decrease as compared to 2016.

Cost of Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$1,323,577	$956,935	$366,642	38%
Gross profit	845,884	901,063	(55,179)	(6)%
Gross margin	39%	48%

Cost of revenue increased $366.6 million, or 38%, from $956.9 million for 2015 to $1.3 billion for 2016. The increase was primarily due to an increase in average cost per device related to new products introduced in 2016, an increase in the number of devices sold, an increase in actual and estimated costs of warranty claims on legacy products of $108.5 million, and as a result of a decrease in forecasted demand, a charge for liabilities to our contract manufacturers for excess components of $59.0 million, and accelerated depreciation of manufacturing and tooling equipment of $19.0 million.

Gross margin decreased from 48% for 2015 to 39% for 2016. Gross margin for 2016 was primarily affected by an increase in actual and estimated costs of warranty claims for legacy products, a charge for liabilities to our contract manufacturers for excess components, an increase in rebates and promotions to retailers and distributors, and accelerated depreciation of manufacturing and tooling equipment, which decreased gross margin by 4%, 3%, 2%, and 1%, respectively. These decreases in gross margin were partially offset by reduced costs on certain warranty replacement units, which increased gross margin by 1%.

Research and Development

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Research and development	$320,191	$150,035	$170,156	113%

Research and development expenses increased $170.2 million, or 113%, from $150.0 million for 2015 to $320.2 million for 2016. The increase was primarily due to a $95.3 million increase in personnel-related expenses due to a 71% increase in headcount, a $41.1 million increase in allocated overhead, a $12.8 million increase in consultant and contractor expenses, an $11.7 million increase in tooling and prototype materials, a $4.4 million increase in travel expenses, and a $3.6 million increase in expenses for third-party hosting services.

For the full year 2017, we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue as compared to 2016. The increase is expected to be at a slower rate than historical periods due to the improved optimization of research and development investments.

Sales and Marketing

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Sales and marketing	$491,255	$332,741	$158,514	48%

Sales and marketing expenses increased $158.5 million, or 48%, from $332.7 million for 2015 to $491.3 million for 2016. The increase was primarily due to a $98.2 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns for the new products introduced during 2016. The increase was also due to a $52.3 million increase in consulting and contractor expenses, a $20.5 million increase in personnel-related expenses due to a 48% increase in headcount, and a $4.6 million increase in expenses for purchased software, partially offset by a $18.1 million decrease in allocated overhead.

For the full year 2017, we expect sales and marketing expenses to decrease in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the full year 2016 as we realign sales and marketing spend.

General and Administrative

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
General and administrative	$146,903	$77,793	$69,110	89%

General and administrative expenses increased $69.1 million, or 89%, from $77.8 million for 2015 to $146.9 million for 2016. The increase was primarily due to a $31.1 million increase in legal fees, a $20.3 million increase in personnel-related expenses due to a 48% increase in headcount, a $12.5 million increase in consulting and contractor expenses, a $3.1 million increase in other administrative expenses and travel expenses, and a $3.2 million increase in allocated overhead.

For the full year 2017, we expect general and administrative expenses to decrease in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the full year 2016.

Change in Contingent Consideration

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Change in contingent consideration	$—	$(7,704)	$7,704

The change in contingent consideration benefit of $7.7 million for 2016 is a result of our re-measurement of the contingent consideration liability related to our acquisition of FitStar in 2015. This is a non-recurring benefit. The terms of the contingent liability expired as of December 31, 2015.

Interest and Other Income (Expense), Net

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Interest income (expense), net	$3,156	$(1,019)	$4,175	(410)%
Other income (expense), net	14	(59,230)	59,244	(100)%

Interest income (expense), net increased $4.2 million, or 410%, from expense of $1.0 million for 2015 to income of $3.2 million for 2016. The increase was primarily due to interest earned on our cash, cash equivalents, and marketable securities. Other expense, net, increased $59.2 million, from expense of $59.2 million for 2015 to $14,000 for 2016. The increase in other income (expense), net was primarily due to a decrease of $56.7 million in charges related to the revaluation of our convertible preferred stock warrant liability as the liability is no longer outstanding subsequent to our IPO, and an increase in foreign currency gains of $3.7 million.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Income tax expense (benefit)	$(6,518)	$112,272	$(118,790)	(106)%
Effective tax rate	6.0%	39.0%

Income tax expense decreased $(118.8) million from expense of $112.3 million for 2015 to a benefit of $(6.5) million for 2016. Our effective tax rate was 6.0% and 39.0% for 2016 and 2015, respectively. The decrease in income tax expense and effective tax rate for 2016 was primarily due to shift in geographic mix of profits before tax, increased losses in certain foreign jurisdictions for which a tax benefit may not be realized, and an increase in U.S. tax benefits from tax credits resulting from the increase in research and development expenses.

Comparison of 2015 and 2014

Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Revenue	$1,857,998	$745,433	$1,112,565	149%

Revenue increased $1.1 billion, or 149%, from $745.4 million for 2014 to $1.9 billion for 2015. A substantial majority of the increase was due to an increase in the number of devices sold from 10.9 million in 2014 to 21.4 million in 2015, including $1.4 billion in revenue in 2015 from new products introduced in the fourth quarter of 2014. Revenue also increased due to an increase in the average selling price of our devices by 29% from $66 per device for 2014 to $85 per device for 2015, due to new products introduced in the fourth quarter of 2014. The increase in revenue includes the negative impact of foreign currency exchange rates of $56.3 million, net of the impact of foreign currency hedges. U.S. revenue, based on ship-to destinations, increased $818.6 million, or 146%, from $562.5 million for 2014 to $1,381.1 million 2015, and international revenue, based on ship-to destinations, increased by $293.9 million, or 161%, from $182.9 million for 2014 to $476.8 million for 2015.

Cost of Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$956,935	$387,776	$569,159	147%
Gross profit	901,063	357,657	543,406	152%
Gross margin	48%	48%

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

General and Administrative

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
General and administrative	$77,793	$33,556	$44,237	132%

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

Interest and Other Income (Expense), Net

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

Income Tax Expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Income tax expense	$112,272	$7,996	$104,276	1,304%
Effective tax rate	39.0%	5.7%

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

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and borrowings under our credit facilities. As of December 31, 2016, we had cash and cash equivalents of $301.3 million and marketable securities of $404.7 million.

Of our total cash, cash equivalents, and marketable securities, $137.1 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and current plans do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, and if U.S. income tax has not been previously accrued on unremitted earnings, we may be required to accrue and pay additional U.S. taxes on repatriated funds at that time.

We believe our existing cash, cash equivalent, and marketable securities balances, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, acquisitions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Credit Facility

In December 2015, we entered into a second amended and restated credit agreement, or Senior Facility, with Silicon Valley Bank, or SVB, as administrative agent, collateral agent, and lender, SunTrust Bank as syndication agent, and several other lenders to replace our existing asset-based credit facility and cash flow facility. This Senior Facility allows us to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans, subject to certain financial covenants and ratios. Borrowings under the Senior Facility may be drawn as Alternate Base Rate, or ABR, loans or Eurodollar loans, which matures in December 2020. ABR loans bear interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bear interest at a variable rate based on the LIBOR rate and Eurodollar reserve requirements, but in any case at a minimum rate of 1.0% per annum.

We have the option to repay our borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires us to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.15:1, and a consolidated leverage ratio of less than 3:1. The Senior Facility also requires us to comply with certain non-financial covenants. Pursuant to the terms of the Senior Facility, we excluded certain expenses from the consolidated fixed charge coverage ratio calculation with the approval of our lenders, and as a result, we were in compliance with all covenants as of December 31, 2016. Our obligations under the credit facility are collateralized by substantially all of our assets, excluding our intellectual property. As of December 31, 2016, we had no outstanding borrowings under the Senior Facility.

Based on our forecasts, we may fail to meet certain of our financial covenants under our Senior Facility during 2017. We currently do not have any borrowings outstanding under the Senior Facility and have $38.0 million in letters of credit issued under the line.  We believe that should we fail to meet any of the financial covenants under the line of credit, we would be able to negotiate revised terms or fund outstanding letters of credit with available cash balances.

As of December 31, 2016, we had outstanding letters of credit totaling $38.0 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$109,534	$109,157	$18,774
Investing activities	(392,666)	(170,027)	(24,185)
Financing activities	48,980	401,053	119,264
Net change in cash and cash equivalents	$(234,152)	$340,183	$113,853

Cash Flows from Operating Activities

Net cash provided by operating activities of $109.5 million for 2016 was primarily due to an increase in net change in operating assets and liabilities of $197.5 million and non-cash adjustments of $14.8 million, partially offset by a net loss of $102.8 million. The increase in net change in operating assets and liabilities was primarily due to a $259.0 million increase in accounts payable and accrued liabilities, largely driven by increases in the product warranty reserve, sales rebates accruals, and reserves for excess components, partially offset by a $62.0 million increase in inventories, a $37.9 million increase in prepaid expenses and other assets, and an $8.7 million increase in accounts receivable. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, and the abandonment of property and equipment, partially offset by deferred taxes and excess tax benefits from stock-based compensation. Our days sales outstanding in accounts receivable, calculated as the number of days of revenue represented by the accounts receivable balance as of period end, increased from 56 days as of December 31, 2015 to 85 days as of December 31, 2016 due to slower collections in the fourth quarter of 2016 as compared to the fourth quarter of 2015.

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

Cash Flows from Investing Activities

Cash used in investing activities for 2016 of $392.7 million was due to the purchases of marketable securities of $638.1 million, partially offset by the sale and maturities of marketable securities of $362.3 million, purchases of property and equipment of $78.6 million, and the cash portion of acquisitions of $38.3 million, net of cash acquired.

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

Cash Flows from Financing Activities

Cash provided by financing activities for 2016 of $49.0 million was primarily related to excess tax benefits of $29.2 million from stock-based compensation, and net proceeds from issuance of common stock related to employee equity incentive plans of $21.0 million.

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

Contractual Obligations and Other Commitments

The following table summarizes our non-cancelable contractual obligations as of December 31, 2016:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases(1)	$300,360	$33,867	$86,165	$81,324	$99,004
Total	$300,360	$33,867	$86,165	$81,324	$99,004

(1)
We lease our facilities under long-term operating leases, which expire at various dates through June 2024. The lease agreements frequently include provisions which require us to pay taxes, insurance, or maintenance costs.

Purchase orders or contracts for the purchase of certain goods and services are not included in the preceding table. The aggregate amount of purchase orders open as of December 31, 2016 was approximately $158.4 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products. During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufacturers. As of December 31, 2016, approximately $50.9 million was accrued for such liabilities to contract manufacturers.

The table above excludes the liability for uncertain tax positions of $34.0 million as of December 31, 2016, due to the uncertainty of when the related tax settlements will become due.

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

We allocate revenue to all deliverables based on their relative selling prices. We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence, or VSOE, of fair value, (ii) third-party evidence, or TPE, and (iii) best estimate of the selling price, or BESP, of selling price. Our process for determining BESP considers multiple factors including consumer behaviors and our internal pricing model and may vary depending upon the facts and circumstances related to each deliverable. BESP for our connected health and fitness devices and unspecified upgrade rights reflect our best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprise the majority of the arrangement consideration. BESP for upgrade rights currently ranges from $1 to $3. TPE for our online dashboard and mobile apps is currently estimated at $0.99. VSOE for access to FitStar subscription-based services is based on the price charged when sold separately.

Amounts allocated to the delivered health and fitness devices are recognized at the time of delivery, provided the other conditions for revenue recognition have been met. Amounts allocated to our online dashboard and mobile apps and unspecified upgrade rights are deferred and recognized on a straight-line basis over the estimated usage period.

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

Rights of Return, Stock Rotation Rights, and Price Protection

We offer limited rights of return, stock rotation rights, and price protection under various policies and programs with our retailer and distributor customers and end-users. We estimate reserves for these policies and programs based on historical experience and record the reserves as a reduction of revenue and accounts receivable. Through December 31, 2016, actual returns have primarily been open-box returns. When necessary, we also provide a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. We also consider whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and record an additional specific reserve as necessary.

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

Business Combinations, Goodwill, and Intangible Assets

We allocate the fair value of purchase consideration to tangible assets, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows of acquired customers, acquired technology, and trade names from a market participant perspective, and estimates of useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have one operating segment, we have determined that there is one reporting unit and test goodwill for impairment at the entity level. We test goodwill using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on the fair value of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any. We tested goodwill for impairment as of October 31, 2016, and 2015, and the fair value of our reporting unit exceeded the carrying value.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the years presented.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will become effective for us on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance on identifying performance obligations and licensing implementation. We currently expect to adopt the revenue standards as of January 1, 2018, utilizing the modified retrospective transition method. Although the new standard may, in certain circumstances, impact the timing of when revenue is recognized for product shipped, and the timing and classification of certain sales incentives, we believe the new guidance is consistent with our current revenue policy. Therefore, we do not currently expect adoption to have a material impact on the consolidated financial statements. We are continuing to evaluate the impact of the adoption and preliminary assessments are subject to change.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective for us on January 1, 2019, and requires adoption using a modified retrospective approach. We are currently evaluating the impact of this guidance on the consolidated financial statements. We anticipate that the adoption will have a material impact on our consolidated balance sheets; however, we do not expect the adoption to have a material impact on our statements of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will become effective for us on January 1, 2017 and early adoption is permitted. We adopted ASU 2016-09 as of January 1, 2017. Any deferred tax asset recognized on adoption of ASU 2016-09 related to excess stock-based compensation, net of any applicable valuation allowance, was recorded to retained earnings as of the date of adoption. We do not currently expect the adoption to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 will become effective for us on January 1, 2020 and early adoption is permitted. We are currently evaluating the impact of this guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This ASU provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 will become effective for the Company on January 1, 2018 and early adoption is permitted. We are currently evaluating the impact of this guidance on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of December 31, 2016, we had cash and cash equivalents of $301.3 million and marketable securities of $404.7 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had outstanding contracts with a total notional amount of $20.0 million and $20.9 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of December 31, 2016. We had outstanding balance sheet hedges with a total notional amount of $177.0 million as of December 31, 2016. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on transactions denominated in currencies other than respective functional currencies, a hypothetical change of 10% would have resulted in an impact on loss before income taxes of approximately $40.5 million for 2016.

Item 8. Financial Statements and Supplementary Data

FITBIT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fitbit, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Fitbit, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 1, 2017

FITBIT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$301,320	$535,846
Marketable securities	404,693	128,632
Accounts receivable, net	477,825	469,260
Inventories	230,387	178,146
Prepaid expenses and other current assets	66,346	43,530
Total current assets	1,480,571	1,355,414
Property and equipment, net	76,553	44,501
Goodwill	51,036	22,157
Intangible assets, net	27,521	12,216
Deferred tax assets	174,097	83,020
Other assets	10,448	1,758
Total assets	$1,820,226	$1,519,066
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$313,773	$260,842
Accrued liabilities	390,561	200,099
Deferred revenue	49,904	44,448
Income taxes payable	7,694	2,868
Total current liabilities	761,932	508,257
Other liabilities	59,762	29,358
Total liabilities	821,694	537,615
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 177,212,531 and 99,416,351 shares issued and outstanding as of December 31, 2016 and 2015, respectively	18	10
Class B common stock, $0.0001 par value, 350,000,000 shares authorized; 48,450,746 and 115,365,222 shares issued and outstanding as of December 31, 2016 and 2015, respectively	5	11
Additional paid-in capital	859,345	737,820
Accumulated other comprehensive income (loss)	(978)	691
Retained earnings	140,142	242,919
Total stockholders’ equity	998,532	981,451
Total liabilities and stockholders’ equity	$1,820,226	$1,519,066

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenue	$2,169,461	$1,857,998	$745,433
Cost of revenue	1,323,577	956,935	387,776
Gross profit	845,884	901,063	357,657
Operating expenses:
Research and development	320,191	150,035	54,167
Sales and marketing	491,255	332,741	112,005
General and administrative	146,903	77,793	33,556
Change in contingent consideration	—	(7,704)	—
Total operating expenses	958,349	552,865	199,728
Operating income (loss)	(112,465)	348,198	157,929
Interest income (expense), net	3,156	(1,019)	(2,222)
Other income (expense), net	14	(59,230)	(15,934)
Income (loss) before income taxes	(109,295)	287,949	139,773
Income tax expense (benefit)	(6,518)	112,272	7,996
Net income (loss)	(102,777)	175,677	131,777
Less: noncumulative dividends to preferred stockholders	—	(2,526)	(5,326)
Less: undistributed earnings to participating securities	—	(59,133)	(98,103)
Net income (loss) attributable to common stockholders—basic	(102,777)	114,018	28,348
Add: adjustments for undistributed earnings to participating securities	—	8,821	10,175
Net income (loss) attributable to common stockholders—diluted	$(102,777)	$122,839	$38,523
Net income (loss) per share attributable to common stockholders:
Basic	$(0.47)	$0.88	$0.70
Diluted	$(0.47)	$0.75	$0.63
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	220,405	129,886	40,351
Diluted	220,405	164,213	61,179

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$(102,777)	$175,677	$131,777
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain on cash flow hedges, net of tax expense (benefit) of ($1,251), $1,509, and $ —, respectively	9,422	1,276	—
Less reclassification for realized net gains included in net income (loss), net of tax expense of $509, $759, and $ —, respectively	(10,650)	(525)	—
Net change, net of tax	(1,228)	751	—
Available-for-sale investments:
Change in unrealized loss on investments	(126)	(63)	—
Less reclassification for realized net gains included in net income (loss)	(6)	8	—
Net change, net of tax	(132)	(55)	—
Change in foreign currency translation adjustment, net of tax	(309)	(42)	37
Comprehensive income (loss)	$(104,446)	$176,331	$131,814

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands except share amounts)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	139,503,915	$66,236	40,140,159	$4	$1,065	$—	$(64,535)	$(63,466)
Issuance of redeemable convertible preferred stock upon exercise of redeemable convertible preferred stock warrants	347,568	1,578	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	735,424	—	97	—	—	97
Stock-based compensation expense	—	—	—	—	6,804	—	—	6,804
Excess tax benefit from stock-based compensation	—	—	—	—	13	—	—	13
Net income	—	—	—	—	—	—	131,777	131,777
Other comprehensive income	—	—	—	—	—	37	—	37
Balance at December 31, 2014	139,851,483	67,814	40,875,583	4	7,979	37	67,242	75,262
Issuance of common stock upon public offerings, net of offering costs	—	—	25,387,500	3	499,102	—	—	499,105
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	1,485,583	56,678	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(141,337,066)	(124,492)	141,337,066	14	124,478	—	—	124,492
Reclassification of redeemable convertible preferred stock warrant liability into additional paid in capital upon initial public offering	—	—	—	—	15,774	—	—	15,774
Issuance of common stock upon exercise of stock options	—	—	5,396,591	—	4,018	—	—	4,018
Issuance of common stock in connection with acquisition	—	—	1,059,688	—	13,317	—	—	13,317
Issuance of common stock subject to vesting in connection with acquisition	—	—	308,216	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	—	—	416,929	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	41,052	—	—	41,052
Excess tax benefit from stock-based compensation	—	—	—	—	32,100	—	—	32,100
Net income	—	—	—	—	—	—	175,677	175,677
Other comprehensive income	—	—	—	—	—	654	—	654
Balance at December 31, 2015	—	—	214,781,573	21	737,820	691	242,919	981,451

FITBIT, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(In thousands except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock	—	—	10,881,704	2	25,812	—	—	25,814
Stock-based compensation expense	—	—	—	—	79,107	—	—	79,107
Taxes related to net share settlement of restricted stock units	—	—	—	—	(4,939)	—	—	(4,939)
Excess tax benefit from stock-based compensation	—	—	—	—	21,545	—	—	21,545
Net loss	—	—	—	—	—	—	(102,777)	(102,777)
Other comprehensive loss	—	—	—	—	—	(1,669)	—	(1,669)
Balance at December 31, 2016	—	$—	225,663,277	$23	$859,345	$(978)	$140,142	$998,532

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$(102,777)	$175,677	$131,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	339	1,115	864
Provision for excess and obsolete inventory	4,993	5,060	2,964
Depreciation	36,046	19,405	6,131
Amortization of intangible assets	2,087	1,702	—
Accelerated depreciation of property and equipment	19,805	1,206	1,004
Amortization of issuance costs and discount on debt	466	961	795
Stock-based compensation	79,432	41,024	6,804
Deferred income taxes	(98,734)	(42,538)	(42,001)
Excess of tax benefit from stock-based compensation	(29,186)	(32,100)	(13)
Revaluation of redeemable convertible preferred stock warrant liability	—	56,655	13,272
Change in contingent consideration	—	(7,704)	—
Other	(423)	(263)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,701)	(231,100)	(158,788)
Inventories	(61,975)	(68,108)	(61,595)
Prepaid expenses and other assets	(37,876)	(29,215)	(9,679)
Fitbit Force recall reserve	(3,869)	(17,354)	(60,462)
Accounts payable	45,654	56,759	123,761
Accrued liabilities and other liabilities	213,361	138,748	47,733
Deferred revenue	5,456	34,891	3,403
Income taxes payable	45,436	4,336	12,804
Net cash provided by operating activities	109,534	109,157	18,774
Cash Flows from Investing Activities
Purchase of property and equipment	(78,640)	(30,566)	(26,495)
Purchase of marketable securities	(638,055)	(230,935)	—
Sales of marketable securities	46,511	58,011	—
Maturities of marketable securities	315,774	44,500	—
Acquisitions, net of cash acquired	(38,256)	(11,037)	—
Change in restricted cash	—	—	2,310
Net cash used in investing activities	(392,666)	(170,027)	(24,185)
Cash Flows from Financing Activities
Payment of offering costs	(1,236)	(5,089)	—
Proceeds from issuance of common stock	25,969	4,018	97
Excess of tax benefit from stock-based compensation	29,186	32,100	13
Taxes paid related to net share settlement of restricted stock units	(4,939)	—	—
Proceeds from public offerings, net of underwriting discounts and commissions	—	505,275	—
Proceeds from issuance of debt and revolving credit facility	—	160,000	163,000
Repayment of debt	—	(294,503)	(41,346)
Payment of issuance costs	—	(748)	(2,575)
Proceeds from exercise of redeemable convertible preferred stock warrants	—	—	75
Net cash provided by financing activities	48,980	401,053	119,264
Net increase (decrease) in cash and cash equivalents	(234,152)	340,183	113,853
Effect of exchange rate on cash and cash equivalents	(374)	37	45
Cash and cash equivalents at beginning of period	535,846	195,626	81,728
Cash and cash equivalents at end of period	$301,320	$535,846	$195,626
Supplemental Disclosure
Cash paid for interest	$624	$1,157	$835
Cash paid for income taxes	$34,014	$150,923	$34,616
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Purchase of property and equipment included in accounts payable and accrued liabilities	$19,778	$10,534	$2,492
Conversion of redeemable convertible preferred stock into Class B common stock	$—	$124,492	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid in capital	$—	$15,774	$—
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	$—	$56,678	$—
Issuance of redeemable convertible preferred stock warrants in connection with debt financing	$—	$—	$—
Deferred offering costs included in accounts payable and accruals	$—	$1,080	$—
Issuance of common stock in connection with acquisitions	$—	$13,317	$—
Contingent consideration related to acquisitions	$—	$(7,704)	$—

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Notes to Consolidated Financial Statements

1.    Business Overview and Basis of Presentation

Description of Business

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends on December 31 of each year. In the first quarter of 2016, the Company adopted a 4-4-5 week quarterly calendar, which, for the 2016 fiscal year, was comprised of four fiscal quarters ending on April 2, 2016, July 2, 2016, October 1, 2016, and December 31, 2016. The Company did not adjust operating results for quarters prior to 2016.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The estimates and assumptions made by management related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock options, fair value of derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the number of reporting segments, the recoverability of intangible assets and their useful lives, the valuations of deferred income tax assets and uncertain tax positions, and accruals for the Fitbit Force recall. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss), net of tax. Other comprehensive income refers to revenue, expenses, and gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of net unrealized gains and losses on derivative instruments accounted for as cash flow hedges, foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale securities.

Out-of-Period Adjustment

During the first quarter of 2016, the Company identified an error, which resulted in an understatement of income tax expense by $3.0 million for the year ended December 31, 2015. The Company recorded an out-of-period adjustment to correct the error in the quarter ended April 2, 2016. The Company assessed the materiality of this error and concluded the error was not material to the 2015 and 2016 consolidated financial statements, and therefore, the Company recorded the correction in the first quarter of 2016.

Non-Monetary Transaction

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash. The Company recorded the transaction based on the estimated fair value of the products exchanged. The Company recorded $15.0 million of revenue during 2016 related to the transaction. The $13.0 million of unused advertising credits remaining as of

December 31, 2016 were recorded in prepaid expenses and other current assets and other assets. Such credits are expected to be used over three years, and will be expensed as advertising services are received.

2.    Significant Accounting Policies

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents and marketable securities consist of money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds.

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income in stockholders’ equity. Because the Company views marketable securities as available to support current operations as needed, it has classified all available-for-sale securities as current assets. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other expense, net as incurred. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities as the Company believes that any decrease in fair value of these securities is temporary and expects to recover up to, or beyond, the initial cost of investment for these securities.

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

Foreign Currencies

The Company and certain of the Company’s wholly-owned subsidiaries use the U.S. dollar as their functional currency. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure local currency denominated monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, plant and equipment and other nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements have been included in the Company’s operating results within other income (expense), net. Local currency transactions of these international operations are remeasured into U.S. dollars at the rates of exchange in effect at the date of the transaction. Foreign currency transaction gains (losses) were $11.7 million, $(1.3) million, and $(2.7) million for 2016, 2015, and 2014, respectively.

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

The useful lives of the property and equipment are as follows:

Tooling and manufacturing equipment	One to three years
Furniture and office equipment	Three years
Purchased software	Three years
Capitalized internally-developed software	Two to eight years
Leasehold improvements	Shorter of remaining lease term or ten years

Internally-Developed Software Costs

The Company capitalizes eligible costs to acquire, develop, or modify internal-use software that are incurred subsequent to the preliminary project stage. Capitalized internally-developed software costs, net, were $6.3 million as of December 31, 2016 and were immaterial as of December 31, 2015.

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

The Company assesses goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with the determination that the Company has one operating segment, the Company has determined that there is one reporting unit and tests goodwill for impairment at the entity level. Goodwill is tested using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, the carrying amount of the reporting unit is compared to the fair value based on the fair value of the Company’s common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill, as defined by ASC 350, is compared to its carrying amount to determine the amount of impairment loss, if any. The Company tested goodwill for impairment as of October 31, 2016, and 2015, and the fair value of the reporting unit exceeded the carrying value.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. The Company evaluates the recoverability of intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any such impairment charge during the years presented.

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

The Company allocates revenue to all deliverables based on their relative selling prices. The Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence (“TPE”), and (iii) best estimate of the selling price (“BESP”). The Company’s process for determining its BESP considers multiple factors including consumer behaviors and the Company’s internal pricing model and may vary depending upon the facts and circumstances related to each deliverable. BESP for the health and fitness devices and unspecified upgrade rights reflect the Company’s best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprise the majority of the arrangement consideration. BESP for upgrade rights currently ranges from $1 to $3. TPE for the online dashboard and mobile apps is currently estimated at $0.99. VSOE for access to FitStar subscription-based services is based on the price charged when sold separately.

Amounts allocated to the delivered health and fitness devices are recognized at the time of delivery, provided the other conditions for revenue recognition have been met. Amounts allocated to the online dashboard and mobile apps and unspecified upgrade rights are deferred and recognized on a straight-line basis over the estimated usage period.

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

Rights of Return, Stock Rotation Rights, and Price Protection

The Company offers limited rights of return, stock rotation rights, and price protection under various policies and programs with its retailer and distributor customers and end-users. The Company estimates reserves for these policies and programs based on historical experience, and records the reserves as a reduction of revenue and accounts receivable. Through December 31, 2016, actual returns have primarily been open-box returns. When necessary, the Company also provides a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and records an additional specific reserve as necessary.

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

Advertising Costs and Point of Purchase (“POP”) Displays

Costs related to advertising and promotions, excluding cooperative advertising costs, are expensed to sales and marketing as incurred. Advertising and promotion expenses, including expenses for POP displays, for 2016, 2015, and 2014 were $316.8 million, $237.0 million, and $71.9 million, respectively. Co-op advertising costs are recorded as a reduction to revenue, and for 2016, 2015, and 2014 were $52.9 million, $38.3 million, and $12.7 million, respectively.

The Company provides retailers with POP displays, generally free of charge, in order to facilitate the marketing of the Company’s products within retail stores. Any amounts capitalized related to the costs of the POP displays are recorded as prepaid expenses and other current assets on the consolidated balance sheets and recognized as expense over the expected period of the benefit provided by these assets, which is generally 12 months. The related expenses are included in sales and marketing expenses on the consolidated statements of operations.

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

•
logistics and handling fees for managing product returns and processing refunds, obsolescence of on-hand inventory, cancellation charges for existing purchase commitments and rework of component inventory by the Company’s contract manufacturers, accelerated depreciation of tooling and manufacturing equipment, which were charged to cost of revenue on the consolidated statements of operations; and

•	legal fees and settlement costs, which were charged to general and administrative expenses on the consolidated statements of operations.

These factors above are updated and reevaluated each period and the related reserves are adjusted when factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Determining the fair value of stock-based awards at the grant date requires judgment. The fair value of restricted stock units, or RSUs, is the fair value of the Company’s common stock on the grant date. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and shares issued under our 2015 Employee Stock Purchase Plan, or 2015 ESPP.

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

In connection with the IPO in 2015, the Company established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock, generally automatically converts into Class A common stock upon a transfer, and has no expiration date. The Company applies the two-class method of calculating earnings per share, but as the dividend rights of both classes are identical, basic and diluted earnings per share are the same for both classes.

In 2016, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration of common stock equivalents or the participation rights of the preferred stock as they do not share in losses. As the Company was in a net loss position in 2016, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance on identifying performance obligations and licensing implementation. The Company currently expects to adopt the revenue standards as of January 1, 2018, utilizing the modified retrospective transition method. Although the new standard may, in certain circumstances, impact the timing of when revenue is recognized for product shipped, and the timing and classification of certain sales incentives, the Company believes the new guidance is consistent with its current revenue policy. Therefore, the Company does not currently expect adoption to have a material impact on the consolidated financial statements. The Company is continuing to evaluate the impact of the adoption and preliminary assessments are subject to change.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective for the Company on January 1, 2019, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. The Company anticipates that the adoption will have a material impact on its consolidated balance sheets; however, the Company does not expect the adoption to have a material impact on its statements of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017. Any deferred tax asset recognized on adoption of ASU 2016-09 related to excess stock-based compensation, net of any applicable valuation allowance, was recorded to retained earnings as of the date of adoption. The Company does not currently expect the adoption to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited accounts receivable and available for sale debt securities. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

3.    Fair Value Measurements

Fair Value Measurement of Financial Assets and Liabilities

The carrying values of the Company’s accounts receivable and accounts payable, approximated their fair values due to the short period of time to maturity or repayment.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50,125	$—	$—	$50,125
U.S. government agencies	—	86,526	—	86,526
Corporate debt securities	—	390,286	—	390,286
Derivative assets	—	10,625	—	10,625
Total	$50,125	$487,437	$—	$537,562
Liabilities:
Derivative liabilities	$—	$3,780	$—	$3,780

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$248,128	$—	$—	$248,128
U.S. government agencies	—	113,314	—	113,314
Corporate debt securities	—	193,964	—	193,964
Derivative assets	—	6,002	—	6,002
Total	$248,128	$313,280	$—	$561,408
Liabilities:
Derivative liabilities	$—	$2,640	$—	$2,640

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

The unexercised warrants to purchase redeemable convertible preferred stock were converted into warrants to purchase shares of Class B common stock upon the closing of the IPO in 2015. As a result, the Company revalued and reclassified the redeemable convertible preferred stock liability to additional paid-in capital upon the closing of the IPO. The fair value of the warrant liability was calculated using an option-pricing model. The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liability (in thousands):

Balance at December 31, 2014	$15,797
Change in fair value	56,655
Settlement of warrant liability upon exercise	(56,678)
Reclassification of unexercised warrants to additional paid in capital upon the IPO	(15,774)
Balance at December 31, 2015	$—

The Company’s acquisition-related contingent consideration was determined using the Monte Carlo simulation method. The increases or decreases in the fair value of the contingent consideration payable could result from changes in the anticipated fair value of the Company’s common stock, stock price volatility, and probability of various market-based scenarios. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. For additional information on the contingent consideration, see Note 12.

The following table sets forth a summary of the changes in the fair value of the acquisition-related contingent consideration (in thousands):

Balance at December 31, 2014	$—
Addition from acquisition	7,704
Change in fair value of contingent consideration	(7,704)
Balance at December 31, 2015	$—

There was no activity relating to Level 3 financial assets or liabilities during 2016, and there were no Level 3 financial assets or liabilities as of December 31, 2016. There have been no transfers between fair value measurement levels during 2016, 2015, and 2014.

4.    Financial Instruments

Cash, Cash Equivalents, and Marketable Securities

The following table sets forth the cash, cash equivalents, and marketable securities as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$179,076	$—	$—	$179,076	$179,076	$—
Money market funds	50,125	—	—	50,125	50,125	—
U.S. government agencies	86,533	8	(15)	86,526	—	86,526
Corporate debt securities	390,466	24	(204)	390,286	72,119	318,167
Total	$706,200	$32	$(219)	$706,013	$301,320	$404,693

The following table sets forth the cash, cash equivalents, and marketable securities as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$109,072	$—	$—	$109,072	$109,072	$—
Money market funds	248,128	—	—	248,128	248,128	—
U.S. government agencies	113,315	3	(4)	113,314	63,464	49,850
Corporate debt securities	194,018	1	(55)	193,964	115,182	78,782
Total	$664,533	$4	$(59)	$664,478	$535,846	$128,632

The gross unrealized gains or losses on marketable securities as of December 31, 2016 and December 31, 2015 were not material. There were no available-for-sale investments as of December 31, 2016 and December 31, 2015 that have been in a continuous unrealized loss position for greater than twelve months.

The following table classifies marketable securities by contractual maturities (in thousands):

	December 31, 2016	December 31, 2015

Due in one year	$355,152	$128,632
Due in one to two years	49,541	—
Total	$404,693	$128,632

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

The Company had outstanding contracts with a total notional amount of $20.0 million and $20.9 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of December 31, 2016, and $254.1 million in cash flow hedges for forecasted revenue transactions as of December 31, 2015.

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

The net notional amount of foreign currency contracts open in U.S. dollar equivalents was $177.0 million and $104.8 million as of December 31, 2016 and December 31, 2015, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the dates presented (in thousands):

		December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Cash flow designated hedges	Prepaid expense and other current assets	$813	$—	$3,116	$—
Cash flow designated hedges	Accrued liabilities	—	1,428	—	1,327
Hedges not designated	Prepaid expense and other current assets	9,812	—	2,886	—
Hedges not designated	Accrued liabilities	—	2,352	—	1,313
Total fair value of derivative instruments		$10,625	$3,780	$6,002	$2,640

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the consolidated statement of operations for the periods presented (in thousands):

		Year Ended December 31,
	Income Statement Location	2016	2015	2014
Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI—effective portion		$8,171	$2,785	$—
Gain (loss) reclassified from OCI into income—effective portion	Revenue	10,153	2,183	—
Gain (loss) reclassified from OCI into income—effective portion	Operating expenses	17	(899)	—
Gain (loss) recognized in income—ineffective portion	Other expense, net	(1,026)	202	—
Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other expense, net	$10,916	$5,861	$211

As of December 31, 2016, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into net income within the next 12 months.

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

The following table sets forth the available offsetting of net derivative assets under the master netting arrangements as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$10,625	$—	$10,625	$3,780	$—	$6,845

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts	$6,002	$—	$6,002	$2,100	$—	$3,902

The following table sets forth the available offsetting of net derivative liabilities under the master netting arrangements as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$3,780	$—	$3,780	$3,780	$—	$—

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$2,640	$—	$2,640	$2,100	$—	$540

5.    Balance Sheet Components

Accounts Receivable Reserves

Changes in accounts receivable reserves were as follows (in thousands):

	Allowance for Doubtful Accounts	Revenue Reserve
Balance at December 31, 2013	$743	$15,416
Increases	864	42,740
Write-offs/returns taken	(769)	(31,597)
Balance at December 31, 2014	838	26,559
Increases	1,115	169,677
Write-offs/returns taken	(128)	(122,191)
Balance at December 31, 2015	1,825	74,045
Increases	339	275,815
Write-offs/returns taken	(1,882)	(251,009)
Balance at December 31, 2016	$282	$98,851

Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Components	$1,035	$5,359
Finished goods	229,352	172,787
Total inventories	$230,387	$178,146

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
POP displays, net	$22,804	$9,990
Derivative assets	10,625	6,002
Prepaid marketing	5,764	150
Other	27,153	27,388
Total prepaid expenses and other current assets	$66,346	$43,530

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Tooling and manufacturing equipment	$60,944	$53,092
Furniture and office equipment	14,424	6,809
Purchased and internally-developed software	12,032	3,794
Leasehold improvements	28,489	8,388
Total property and equipment	115,889	72,083
Less: Accumulated depreciation and amortization	(39,336)	(27,582)
Property and equipment, net	$76,553	$44,501

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows (in thousands). See Note 12 for additional information.

Goodwill
Balance at December 31, 2014	$—
Goodwill acquired	22,562
Subsequent goodwill adjustments	(405)
Balance at December 31, 2015	22,157
Goodwill acquired	28,879
Balance at December 31, 2016	$51,036

The carrying amounts of the intangible assets as of December 31, 2016 and December 31, 2015 were as follows (in thousands, except useful life). See Note 12 for additional information. In-process research and development is not amortized until the completion or abandonment of the related development.

	December 31, 2016			December 31, 2015			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$26,092	$(3,247)	$22,845	$12,640	$(1,442)	$11,198	4.8
Trademarks and other	1,278	(542)	736	1,278	(260)	1,018	3.5
Total finite-lived intangible assets subject to amortization, net	27,370	(3,789)	23,581	13,918	(1,702)	12,216
In-process research and development	3,940	—	3,940	—	—	—
Total intangible assets, net	$31,310	$(3,789)	$27,521	$13,918	$(1,702)	$12,216

Total amortization expense related to intangible assets was $2.1 million and $1.7 million for 2016 and 2015, respectively. There were no recognized intangible assets outstanding as of December 31, 2014.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after 2016, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
2017	$5,436	$230	$5,666
2018	5,276	230	5,506
2019	4,496	230	4,726
2020	3,716	46	3,762
2021	3,557	—	3,557
Thereafter	364	—	364
Total intangible assets, net	$22,845	$736	$23,581

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Product warranty	$99,923	$40,212
Accrued manufacturing expense and freight	75,579	10,723
Accrued sales incentives	74,181	24,324
Accrued sales and marketing	41,948	33,389
Accrued co-op advertising and marketing development funds	40,002	29,077
Employee related liabilities	13,934	27,394
Sales taxes and VAT payable	8,891	8,349
Inventory received but not billed	7,363	4,292
Accrued legal fees	3,963	3,138
Derivative liabilities	3,780	2,640
Customer deposits	1,923	2,062
Other	19,074	14,499
Accrued liabilities	$390,561	$200,099

Product warranty reserve activities were as follows (in thousands):

Reserve For Product Warranty(1)
Balance at December 31, 2013	$8,480
Charged to cost of revenue	19,462
Settlement of claims	(7,844)
Balance at December 31, 2014	20,098
Charged to cost of revenue	55,642
Changes in estimate related to pre-existing warranties	(8,968)
Settlement of claims	(26,560)
Balance at December 31, 2015	$40,212
Charged to cost of revenue	134,771
Changes in estimate related to pre-existing warranties	4,073
Settlement of claims	(79,133)
Balance at December 31, 2016	$99,923

(1)	Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “—Fitbit Force Recall Reserve” for additional information regarding such reserves.

During 2016, changes related to pre-existing warranties resulted primarily from a reduction in the estimated cost of replacement units. During 2015, changes in estimate related to pre-existing warranties resulted from a reduction in the estimated number of units to be replaced and in the estimated cost of replacement units based on additional historical experience.

Fitbit Force Recall Reserve

In March 2014, the Company announced a recall for one of its products, the Fitbit Force (“Fitbit Force Recall”). The product recall, which is regulated by the U.S. Consumer Product Safety Commission, covered all Fitbit Force units sold since the product was first introduced in October 2013. The product recall program has no expiration date.

As a result of the product recall, the Company established reserves that include cost estimates for customer refunds, logistics and handling fees for managing product returns and processing refunds, obsolescence of on-hand inventory, cancellation charges for existing purchase commitments and rework of component inventory with the contract manufacturer, accelerated depreciation of tooling and manufacturing equipment, and legal settlement costs.

Fitbit Force recall reserve activities were as follows (in thousands):

Reserve For Fitbit Force Recall
Balance at December 31, 2013	$82,938
Charged to revenue	8,112
Charged to cost of revenue	11,339
Charged to general and administrative	505
Settlement of claims	(80,418)
Balance at December 31, 2014	22,476
Charged to cost of revenue	(5,755)
Charged to general and administrative	(1,174)
Settlement of claims	(10,425)
Balance at December 31, 2015	5,122
Settlement of claims	(3,869)
Balance at December 31, 2016	$1,253

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

Accumulated Other Comprehensive Income

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2014	$—	$37	$—	$37
Other comprehensive income (loss) before reclassifications	1,276	(42)	(63)	1,171
Amounts reclassified from AOCI	(525)	—	8	(517)
Other comprehensive income (loss)	751	(42)	(55)	654
Balance at December 31, 2015	751	(5)	(55)	691
Other comprehensive income (loss) before reclassifications	9,422	(309)	(126)	8,987
Amounts reclassified from AOCI	(10,650)	—	(6)	(10,656)
Other comprehensive income (loss)	(1,228)	(309)	(132)	(1,669)
Balance at December 31, 2016	$(477)	$(314)	$(187)	$(978)

Other comprehensive income consisted only of currency translation adjustments of an immaterial amount in 2014.

6.    Debt

2015 Credit Agreement

In December 2015, the Company entered into a second amended and restated credit agreement, or Senior Facility, with Silicon Valley Bank, or SVB, as administrative agent, collateral agent, and lender, SunTrust Bank as syndication agent, SunTrust Robinson Humphrey, Inc. and several other lenders to replace the existing asset-based credit facility and cash flow facility. This Senior Facility allows the Company to borrow up to $250.0 million, including up to a $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans, subject to certain financial covenants and ratios. Borrowings under the Senior Facility may be drawn as Alternate Base Rate, or ABR, loans or Eurodollar loans, and matures in December 2020. ABR loans bear interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bear interest at a variable rate based on the LIBOR rate and Eurodollar reserve requirements, but in any case at a minimum rate of 1.0% per annum.

The Company has the option to repay our borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires the Company to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.15:1, and a consolidated leverage ratio of less than 3:1. The Senior Facility also requires the Company to comply with certain non-financial covenants. The Senior Facility contains customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee certain obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Pursuant to the terms of the Senior Facility, the Company excluded certain expenses from the consolidated fixed charge coverage ratio calculation with the approval of its lenders, and as a result, the Company was in compliance with all covenants as of December 31, 2016. Obligations under the credit facility are collateralized by substantially all of our assets, excluding our intellectual property. As of December 31, 2016, there were no outstanding borrowings under the Senior Facility.

Based on the Company’s forecasts, the Company may fail to meet certain of its financial covenants under the Senior Facility during 2017. The Company currently does not have any borrowings outstanding under the Senior Facility and has $38.0 million in letters of credit issued under the line.  The Company believes that should it fail to meet any of the financial covenants under the line of credit, the Company would be able to negotiate revised terms or fund outstanding letters of credit with available cash balances.

Capitalized issuance costs are amortized to interest expense over the term of the related financing arrangement on a straight-line basis. Interest expense related to issuance costs for 2016, 2015, and 2014 was $0.5 million, $1.0 million, and $0.8 million, respectively. As of December 31, 2016, capitalized issuance costs were $1.3 million.

Letters of Credit

As of December 31, 2016 and 2015, the Company had outstanding letters of credit of $38.0 million and $17.1 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

7.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2017 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases.

Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $29.9 million, $8.4 million, and $4.1 million for 2016, 2015, and 2014, respectively.

Future minimum payments under the leases as of December 31, 2016 were as follows (in thousands):

Year ending December 31,	Amounts
2017	$33,867
2018	41,222
2019	44,943
2020	41,176
2021	40,148
Thereafter	99,004
Total	$300,360

Purchase Commitments

The aggregate amount of purchase orders open as of December 31, 2016 was approximately $158.4 million. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

Legal Proceedings

Jawbone. On May 27, 2015, Aliphcom, Inc. d/b/a Jawbone (“Jawbone”), filed a lawsuit in the Superior Court of California in the County of San Francisco against the Company and certain of its employees who were formerly employed by Jawbone, alleging trade secret misappropriation and unfair and unlawful business practices against all defendants, and alleging breach of contract and breach of implied covenant of good faith and fair dealing against the employee defendants. The complaint seeks unspecified damages, including punitive damages and injunctive relief. On June 23, 2016, Jawbone filed a Second Amended Complaint, adding an additional employee defendant and related allegations. No trial date has been set.

On June 10, 2015, Jawbone and BodyMedia, Inc., a wholly-owned subsidiary of Jawbone (“BodyMedia”), filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging that the Company infringes certain U.S. patents. The complaint seeks unspecified compensatory damages and attorneys’ fees from the Company and to permanently enjoin the Company from making, manufacturing, using, selling, importing, or offering the Company’s products for sale. The lawsuit has been stayed pending the investigation in the U.S. International Trade Commission (the “ITC”).

On July 7, 2015, Jawbone and BodyMedia filed a complaint with the ITC requesting an investigation into purported violations of the Tariff Act of 1930 by the Company and Flextronics International Ltd. and Flextronics Sales and Marketing (A-P) Ltd. The complaint makes the same patent infringement and trade secret misappropriation claims as the two earlier cases. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of the infringing products. The ITC instituted the investigation on August 17, 2015. As a result of motions, all of the patent infringement claims were dismissed from the case. A trial on the trade secrets allegations took place from May 9, 2016 through May 17, 2016. On August 23, 2016, the ALJ concluded that the Company did not misappropriate any Jawbone trade secrets. On October 20, 2016, the ITC terminated the investigation in the ITC. On December 19, 2016, Jawbone filed a notice of appeal with the Federal Circuit.

On September 3, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe certain U.S. patents. This case has been transferred to the U.S. District Court for the Northern District of California. On September 8, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the Northern District of California, asserting that Jawbone’s activity trackers infringe certain U.S. patents. On October 29, 2015, the Company filed a complaint for patent infringement against Jawbone in the United States District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe certain U.S. patents. This case has been stayed pending the ITC investigation.

On November 2, 2015, the Company filed a complaint with the ITC requesting an investigation into violations of the Tariff Act of 1930 by Jawbone and Body Media. The complaint asserts that Jawbone’s products infringe certain U.S. patents. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of infringing products. The ITC instituted the investigation on December 1, 2015. On December 23, 2016, the Company filed a motion to terminate the investigation based on changed circumstances.

On August 12, 2016, the Company was notified by Jawbone that Jawbone had received a confidential subpoena from the U.S. Attorney’s Office in the Northern District of California requesting certain Fitbit confidential business information that appeared to be related to Jawbone’s allegations of trade secret misappropriation. On February 17, 2017, the Company received a subpoena from the same office. Fitbit is cooperating with the U.S. Attorney’s Office.

The Company intends to vigorously defend and prosecute each of the Jawbone litigation matters and, based on its review, the Company believes it has valid defenses and claims with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, financial condition, operating results, and prospects. Regarding the five matters still in the early stages of litigation, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters. In addition, these litigation matters are complex, likely to involve significant management time and attention, and the cost of defending and prosecuting these matters is likely to be expensive, regardless of outcome.

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. Plaintiffs have amended their complaint four times, and on January 15, 2016, the Company moved to dismiss the Fourth Amended Complaint. On July 15, 2016, the Court denied the motion to dismiss. Trial is currently scheduled for July 10, 2017.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of California, alleging that the PurePulse heart rate tracking technology does not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims as well as violations of various states’ false advertising and unfair competition statutes, and seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the plaintiffs filed a Consolidated Master Class Action Complaint and, on May 19, 2016, filed an Amended

Consolidated Master Class Action Complaint. The Company has filed a motion to compel arbitration, and a hearing has been scheduled for March 16, 2017.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Securities Litigation. On January 11, 2016, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming as defendants the Company, certain of its officers and directors, and underwriters of the Company’s IPO. On May 10, 2016, the Court appointed the Fitbit Investor Group (consisting of five individual investors) as lead plaintiff, and an Amended Complaint was filed on July 1, 2016. Plaintiffs allege violations of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, based on alleged materially false and misleading statements about the Company’s products between October 27, 2014 and November 23, 2015. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities (i) on the open market between June 18, 2015 and May 19, 2016; and/or (ii) pursuant to or traceable to the IPO. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper.

On April 28, 2016, a putative class action lawsuit alleging violations of the Securities Act was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, certain of its officers, its board members, underwriters of our IPO, and a number of its investors. Plaintiff alleges that the IPO registration statement contained material misstatements about the Company’s products. Plaintiff seeks to represent a class of persons who purchased the Company’s common stock in and/or traceable to the IPO. Plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 17, 2016, a similar class action lawsuit was filed in the Superior Court of California, County of San Francisco. The cases have now been consolidated in the County of San Francisco.

On November 11, 2016, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California naming as defendants the Company and certain of its officers and board members. Plaintiffs allege breach of fiduciary duty based on the same alleged set of facts in the federal and state securities class action litigation. The court has ordered a stay in the litigation.

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

8.    Stockholders’ Equity

Initial public offering and follow-on offering

In June 2015, the Company completed its IPO of Class A common stock, in which the Company issued and sold 22.4 million shares and certain of its stockholders sold 19.7 million shares, for which the Company did not receive any proceeds, including 5.5 million shares pursuant to the underwriters’ option to purchase additional shares. The shares were sold at an initial public offering price of $20.00 per share for net proceeds of $420.9 million to the Company, after deducting underwriting discounts and commissions of $26.9 million. Offering costs incurred by the Company were approximately $5.0 million.

In November 2015, the Company completed a follow-on offering of Class A common stock, in which the Company sold 3 million shares and certain of its stockholders sold 16.6 million shares, for which the Company did not receive any proceeds, including 2.6 million shares pursuant to the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $29.00 per share for net proceeds of $84.4 million to the Company, after deducting underwriting discounts and commissions of $2.6 million. Offering costs incurred by the Company were approximately $1.2 million.

Redeemable convertible preferred stock and redeemable convertible preferred stock warrants

In connection with the Company’s IPO, the then-outstanding 141.3 million shares of redeemable convertible preferred stock were converted into Class B common stock upon the closing of the IPO. In addition, the then-outstanding 0.4 million redeemable convertible preferred stock warrants automatically converted to Class B common stock warrants upon the closing of the IPO. These remaining outstanding Class B common stock warrants were exercised subsequent to the IPO during 2015.

Preferred Stock

Upon completion of its IPO on June 22, 2015, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2016, there were 10 million shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.

Common Stock

In connection with the IPO in 2015, the Company established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO were converted into an equivalent amount of shares of Class B common stock. As of December 31, 2016, the Company had 600 million shares of Class A common stock authorized with a par value of $0.0001 per share and 350 million shares of Class B common stock authorized with a par value of $0.0001 per share. As of December 31, 2016, 177.2 million shares of Class A common stock were issued and outstanding and 48.5 million shares of Class B common stock were issued and outstanding. As of December 31, 2015, the Company 99.4 million shares of Class A common stock were issued and outstanding and 115.4 million shares of Class B common stock were issued and outstanding.

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

2007 Equity Incentive Plan

The Amended and Restated 2007 Stock Plan (the “2007 Plan”) provides for the grant of incentive and non-statutory stock options and RSUs to employees, directors, and consultants under terms and provisions established by the board of directors. Stock options granted under the 2007 Plan are generally subject to a four-year vesting period, with 25% vesting after a one-year period and monthly vesting thereafter. Stock options expire after ten years. RSUs granted under the 2007 Plan are generally subject to a three- or four-year vesting period with annual vesting.

The 2015 Equity Incentive Plan (the “2015 Plan”) became effective in June 2015. As a result, the Company will not grant any additional stock options under the 2007 Plan and the 2007 Plan has been terminated. Any outstanding stock options and RSUs granted under the 2007 Plan will remain outstanding, subject to the terms of the 2007 Plan and applicable award agreements, until such shares are issued under those awards, by exercise of stock options or settlement of RSUs, or until the awards terminate or expire by their terms.

2015 Equity Incentive Plan

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective in June 2015 and serves as the successor to the 2007 Plan. The remaining shares available for issuance under the 2007 Plan became reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of common stock as of the immediately preceding December 31. The share reserve may also increase to the extent that outstanding awards expire or terminate un-exercised. As of December 31, 2016, 6.7 million shares were available for grant under the 2015 Plan.

The 2015 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses to employees, directors, consultants, independent contractors, and advisors. In general, stock options and RSUs will vest over a four-year period, and have a maximum term of ten years. The exercise price of a stock option will be not less than 100% of the fair market value of the shares on the date of grant.

2015 Employee Stock Purchase Plan

In May 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (“2015 ESPP”), which became effective in June 2015. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 1% of the total outstanding shares of common stock as of the immediately preceding December 31. The 2015 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provides for 6-month offering periods beginning in May and November of each year. The initial offering period began June 17, 2015, and ended in May 2016.

On each purchase date, eligible employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock (i) on the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period.

Stock Options

Activity under the 2007 Plan and 2015 Plan is as follows (in thousands except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2015	44,362	$3.20
Granted	955	$14.06
Exercised	(8,619)	$1.21		$121,268
Canceled	(2,244)	$5.54
Balance—December 31, 2016	34,454	$3.85	6.8	$145,568
Stock options exercisable—December 31, 2016	20,654	$2.51	6.2	$107,573
Stock options vested and expected to vest—December 31, 2016	34,223	$3.82	6.8	$145,097

The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $7.32 as of December 31, 2016.

Restricted Stock Units

RSU activity under the equity incentive plans is as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2015	3,292	$34
Granted	10,356	13.48
Vested	(1,117)	31.5
Forfeited or canceled	(953)	27.87
Unvested balance—December 31, 2016	11,578	16.85

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Cost of revenue	$4,797	$4,739	$890
Research and development	47,207	18,251	2,350
Sales and marketing	11,575	7,419	1,295
General and administrative	15,853	10,615	2,269
Total stock-based compensation expense	$79,432	$41,024	$6,804

The weighted-average grant date fair value of stock options granted during 2016, 2015, and 2014 was $14.06, $10.67, and $2.40 per share, respectively. The total grant date fair value of stock options that vested during 2016, 2015, and 2014 was $32.9 million, $18.6 million, and $1.7 million, respectively. As of December 31, 2016, the total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $49.8 million, which the Company expects to recognize over an estimated weighted average period of 2.1 years. As of December 31, 2016, the total unrecognized compensation expense related to unvested RSUs, net of estimated forfeitures, was $163.7 million, which the Company expects to recognize over an estimated weighted average period of 3.2 years.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The fair value of RSUs is the fair value of the Company’s Class A common stock on the grant date. In determining the fair value of the stock options and the equity awards issued under the 2015 ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—The fair value of the shares of common stock underlying stock options had historically been established by the Company’s board of directors. Following the completion of the IPO, the Company began using the market closing price for the Company’s Class A common stock as reported on the New York Stock Exchange.

Expected Term—The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable. As a result, for stock options, the Company used the simplified method to calculate the expected term, which is equal to the average of the stock-based award’s weighted average vesting period and its contractual term. The expected term of the 2015 ESPP is based on the contractual term.

Volatility—The Company estimates the expected volatility of the common stock underlying its stock options at the grant date by taking the average historical volatility of the common stock of a group of comparable publicly traded companies over a period equal to the expected life of the stock options.

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

	Year Ended December 31,
	2016	2015	2014
Employee stock options
Expected term (in years)	6.25	6.25	6.25
Volatility	40.7%	52.1% - 56.9%	54.83% – 60.94%
Risk-free interest rate	1.6%	1.5% - 1.9%	1.73% – 2.04%
Dividend yield	—%	—%	—%

Employee stock purchase plan
Expected term (in years)	0.5	0.5 – 0.9	—
Volatility	30.1% - 39.0%	27.7% - 35.0%	—%
Risk-free interest rate	0.4% - 0.6%	0.3%	—%
Dividend yield	—%	—%	—%

9.     Income Taxes

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$5,577	$286,380	$150,137
Foreign	(114,872)	1,569	(10,364)
Total	$(109,295)	$287,949	$139,773

The income tax expense (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$78,025	$140,396	$47,565
State	9,878	13,307	2,319
Foreign	4,313	1,107	113
Total current	92,216	154,810	49,997
Deferred:
Federal	(86,827)	(33,421)	(39,339)
State	(11,622)	(8,941)	(2,651)
Foreign	(285)	(176)	(11)
Total deferred	(98,734)	(42,538)	(42,001)
Total income tax expense (benefit)	$(6,518)	$112,272	$7,996

The reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	4.3	1.5	(0.2)
Foreign rate differential	(38.9)	(0.8)	2.7
Tax credits	9.0	(2.0)	(1.1)
Domestic production activities deduction	5.0	(3.3)	(2.6)
Stock-based compensation	(4.6)	1.7	—
Change in prior year reserves	1.9	—	—
Out-of-period adjustment	(2.8)	—	—
Warrant fair value adjustment	—	6.9	3.3
Change in valuation allowance	—	—	(32.0)
Other	(2.9)	—	0.6
Effective tax rate	6.0%	39.0%	5.7%

For 2016, the Company recorded a benefit for income taxes of $(6.5) million, for an effective tax rate of 6.0%. The effective tax rate is different than the statutory federal tax rate primarily due to losses incurred in certain foreign jurisdictions for which we will not realize a tax benefit. The decrease in our provision was also a result of additional federal research and development credits and a reduction in state taxes. For 2015, the Company recorded an expense for income taxes of $112.3 million, for an effective tax rate of 39%. The effective tax rate is higher than the statutory federal tax rate primarily due to state taxes, net of federal benefit and certain permanent differences related to the non-deductible change in fair value of the redeemable convertible preferred stock warrant liability and non-deductible stock-based compensation expense, partially offset by non-taxable income associated with the change in contingent consideration from the FitStar acquisition and a permanent domestic production activities deduction.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2016	2015
Net operating losses and credits	$9,446	$5,225
Fixed assets and intangible assets	16,272	1,227
Accruals and reserves	111,216	54,891
Fitbit Force recall reserve	469	1,910
Stock-based compensation	17,864	9,642
Inventory	8,513	3,477
Other	10,665	7,089
Gross deferred tax assets	174,445	83,461
Debt issuance costs	(353)	(441)
Net deferred tax assets	$174,092	$83,020

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. The Company evaluated its ability to realize the benefit of its net deferred tax assets and weighed all available positive and negative evidence both objective and subjective in nature. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Consideration was given to negative evidence such as: the duration and severity of losses in prior years, high seasonal revenue concentrations, increasing competitive pressures, and a challenging retail environment. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. As of December 31, 2016, the Company continued

to believe that it was more-likely-than-not that it would have future taxable income sufficient to realize the benefit of the Company’s net deferred tax assets.

As of December 31, 2016, the Company has federal net operating loss carryforwards of $2.2 million which expire beginning after 2033 and California net operating loss carryforwards of $2.2 million which expire beginning after 2033. As of December 31, 2016, the Company has federal research tax credit carryforwards of approximately $0.2 million, which if not utilized, begin to expire after 2030, California research tax credit carryforwards of approximately $16.2 million, which do not expire, Massachusetts research tax credit carryforwards of approximately $0.4 million, which if not utilized, begin to expire after 2031, and California hiring tax credit carryforwards of approximately $0.1 million, which if not utilized, begin to expire after 2026. As of December 31, 2016, the Company has United Kingdom net operating loss carryforwards of $16.5 million, which do not expire. These United Kingdom net operating losses are related to excess stock-based compensation, and accordingly no deferred tax asset is recognized for such amounts prior to the adoption of ASU 2016-09. Any deferred tax asset recognized on adoption of ASU 2016-09 related to excess stock-based compensation, net of any applicable valuation allowance, will be recorded to retained earnings as of the date of adoption.

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

It is the intention of the Company to indefinitely reinvest the earnings of the Company’s foreign subsidiaries. The Company does not provide for U.S. income taxes on the earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred the Company would be subject to additional U.S. income taxes, subject to adjustment for foreign tax credits, and foreign withholding taxes. As of December 31, 2016, there was $0.6 million of cumulative foreign earnings upon which U.S. income taxes have not been provided. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practical.

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of December 31, 2016 and 2015, the Company has $35.6 million and $23.5 million of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$23,518	$10,594	$7,991
Reductions based on tax positions related to prior year	(2,100)	(18)	(418)
Additions based on tax positions related to prior year	2,809	—	—
Additions based on tax positions related to current year	11,357	12,942	3,021
Balance at end of year	$35,584	$23,518	$10,594

At December 31, 2016, the total amount of gross unrecognized tax benefits was $35.6 million, all of which would affect the effective tax rate if recognized. The Company does not have any tax positions as of December 31, 2016 for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2016 and 2015, the Company has accrued $2.2 million and $0.6 million related to interest and penalties.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States and Ireland. The Company believes that adequate amounts have been reserved for these jurisdictions. The Company is under examination by the Internal Revenue Service for the tax years 2013 and 2014 and under state examinations for the tax years 2013 through 2016. For federal, state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2008.

10.    Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$(102,777)	$175,677	$131,777
Less: noncumulative dividends to preferred stockholders	—	(2,526)	(5,326)
Less: undistributed earnings to participating securities	—	(59,133)	(98,103)
Net income (loss) attributable to common stockholders—basic	(102,777)	114,018	28,348
Add: adjustments to undistributed earnings to participating securities	—	8,821	10,175
Net income (loss) attributable to common stockholders—diluted	$(102,777)	$122,839	$38,523
Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	220,405	129,886	40,351
Effect of dilutive securities	—	34,327	20,828
Weighted-average shares of common stock—diluted for Class A and Class B	220,405	164,213	61,179
Net income (loss) per share attributable to common stockholders:
Basic	$(0.47)	$0.88	$0.70
Diluted	$(0.47)	$0.75	$0.63

The following potentially dilutive common shares (in thousands) were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	December 31,
	2016	2015	2014

Stock options to purchase common stock	34,454	445	4,420
Restricted stock units	11,578	692	—
Redeemable convertible preferred stock	—	65,903	139,851
Redeemable convertible preferred stock warrants	—	921	1,955
Total	46,032	67,961	146,226

11.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue were as follows:

	December 31,
	2016	2015	2014
A	14%	15%	13%
C	14	14	11
B	10	14	12

*	Revenue was less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
C	19%	23%
A	16	15
D	12	*
B	*	19

*	Accounts receivable were less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	December 31,
	2016	2015	2014

United States	$1,539,600	$1,381,152	$562,553
Americas excluding United States	110,111	92,252	38,576
Europe, Middle East, and Africa	389,154	208,767	60,699
APAC	130,596	175,827	83,605
Total	$2,169,461	$1,857,998	$745,433

As of December 31, 2016 and 2015, long-lived assets, which represent property and equipment, located outside the United States were $30.1 million and $28.9 million, respectively.

12. Acquisitions

2016 Acquisitions

In December 2016, the Company completed a purchase of certain assets from Pebble Industries, Inc., a privately-held company, which was accounted for as a business combination, for total cash consideration of $23.4 million, of which $9.6 million was allocated to developed technology intangible assets, $14.4 million to goodwill, and $0.6 million to assumed liabilities. Approximately $3.5 million of the consideration payable to Pebble Industries, Inc. was held as partial security for certain indemnification obligations, and will be held back for payment until March 2018. The acquisition is expected to enhance the features and functionality of the Company’s devices. The amortization period of the acquired developed technology is approximately 5 years. Goodwill is deductible for tax purposes.

In December 2016, the Company completed a purchase of certain assets from Vector Watch S.R.L., a privately-held company, which was accounted for as a business combination, for total cash consideration of $15.0 million, of which $3.9 million was allocated to developed technology intangible assets, $11.4 million to goodwill, and $0.3 million to assumed liabilities. Approximately $2.3 million of the consideration payable to Vector Watch S.R.L. was held as partial security for certain indemnification obligations, and will be held back for payment until December 2018. The acquisition is expected to enhance the features and functionality of the Company’s devices. The amortization period of the acquired developed technology is approximately 2.5 years. Goodwill is deductible for tax purposes.

In May 2016, the Company completed a purchase of certain assets from Coin, Inc., a privately-held company, which was accounted for as a business combination, for total cash consideration of $7.0 million, of which $3.9 million was allocated to in-process research and development intangible assets, and $3.1 million to goodwill. The acquisition is expected to enhance the features and functionality of the Company’s devices. In-process research and development is not amortized until the completion or abandonment of the related development. Goodwill is deductible for tax purposes.

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

Under the acquisition agreement, the Company was obligated to issue additional common stock or pay cash to FitStar shareholders. The actual amount of this contingent consideration depended on market-based events that may occur in the future. The Company determined the fair market value of this contingent consideration to be $7.7 million as of the acquisition date using the Monte Carlo simulation method. The fair value of this liability was adjusted at each reporting period, and the change in fair value was included in other income (expense), net on the consolidated statement of operations. As a result of the Company’s IPO, the Company recorded a change in fair value of $7.7 million as a benefit and as of December, 31, 2015 the fair value of the contingent consideration liability was zero. The terms related to the contingent consideration have expired as of December 31, 2015 and no amounts were paid or shares issued for the contingent consideration.

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

The Company recorded acquisition-related transaction costs of $1.3 million and $0.3 million, which were included in general and administrative expenses in the consolidated statement of operations during 2016 and 2015, respectively.

The results of operations for the acquired companies during 2016 and 2015 are included in the accompanying consolidated statements of operations from the date of acquisition. Pro forma and historical results of operations for the acquired companies have not been presented because they are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

13.    Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial information for each of the four quarters of 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2016	October 1, 2016	July 2, 2016	April 2, 2016
Revenue	$573,775	$503,802	$586,528	$505,356
Gross profit	$126,502	$240,658	$244,969	$233,755
Net income (loss)	$(146,273)	$26,120	$6,341	$11,035
Net income (loss) per share attributable to common stockholders—basic	$(0.65)	$0.12	$0.03	$0.05
Net income (loss) per share attributable to common stockholders—diluted	$(0.65)	$0.11	$0.03	$0.05

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$711,570	$409,262	$400,412	$336,754
Gross profit	$348,299	$196,013	$187,542	$169,209
Net income	$64,165	$45,834	$17,681	$47,997
Net income per share attributable to common stockholders—basic	$0.30	$0.22	$0.09	$0.26
Net income per share attributable to common stockholders—diluted	$0.26	$0.19	$0.07	$0.22

14.    Subsequent Events

Restructuring

In January 2017, the Company announced a reorganization, including a reduction in workforce. This reorganization impacted 107 employees or approximately 6% of the Company’s global workforce. The Company anticipates that it will complete the reorganization by the end of the second quarter of 2017, and estimates it will incur approximately $3.7 million in restructuring expenses to be recorded in the first quarter of 2017.

Stock Option Exchange

The Company intends to seek stockholder approval for a program under which certain employees may relinquish out-of-the-money stock options at the time of the exchange program in return for a fewer number of RSUs. An estimate of the financial impact of the exchange program is impracticable to be made until the terms of the exchange program are finalized.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

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

March 1, 2017	FITBIT, INC.

	By:	/s/ James Park
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

Name	Title	Date

/s/ James Park	President, Chief Executive Officer, and Chairman	March 1, 2017
James Park	(Principal Executive Officer)

/s/ William Zerella	Chief Financial Officer	March 1, 2017
William Zerella	(Principal Financial and Accounting Officer)

/s/ Eric N. Friedman	Chief Technology Officer and Director	March 1, 2017
Eric N. Friedman

/s/ Laura J. Alber	Director	March 1, 2017
Laura J. Alber

/s/ Jonathan D. Callaghan	Director	March 1, 2017
Jonathan D. Callaghan

/s/ Glenda Flanagan	Director	March 1, 2017
Glenda Flanagan

/s/ Steven Murray	Director	March 1, 2017
Steven Murray

/s/ Christopher Paisley	Director	March 1, 2017
Christopher Paisley

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Registrant.	10-Q	001-37444	3.1	8/7/2015
3.2	Restated Bylaws of Registrant.	10-Q	001-37444	3.2	8/7/2015
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-203941	4.1	6/2/2015
4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated June 6, 2013.	S-1	333-203941	4.2	5/7/2015
10.1*	Form of Indemnification Agreement.	S-1	333-203941	10.1	5/7/2015
10.2*	Amended and Restated 2007 Stock Plan, as amended, and forms of award agreements.	S-1	333-203941	10.2	5/7/2015
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-203941	10.3	5/7/2015
10.4*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Equity Incentive Plan.	8-K	001-37444	10.1	2/9/2016
10.5*	2015 Employee Stock Purchase Plan.	S-1	333-203941	10.4	5/7/2015
10.6*	Offer Letter by and between the Registrant and William Zerella, dated April 24, 2014.	S-1	333-203941	10.5	5/7/2015
10.7*	Offer Letter by and between the Registrant and Edward Scal, dated October 9, 2010.	10-K	001-37444	10.7	2/29/2016
10.8*	Offer Letter by and between the Registrant and Andy Missan, dated March 15, 2013.	10-K	001-37444	10.8	2/29/2016
10.9	Office Lease by and between the Registrant and 405 Howard, LLC, dated September 30, 2013.	S-1	333-203941	10.6	5/7/2015
10.10	Office Lease by and between the Registrant and GLL BIT Fremont Street Partners, L.P., dated June 26, 2015.	10-Q	001-37444	10.3	8/7/2015
10.11†	Flextronics Manufacturing Services Agreement by and among Fitbit International Limited, the Registrant, and Flextronics Sales & Marketing (A-P) Ltd., dated March 19, 2015.	S-1/A	333-203941	10.7	5/21/2015
10.12	Second Amended and Restated Credit Agreement, by and among Fitbit, Inc., the lenders party thereto and Silicon Valley Bank, as administrative agent, dated December 10, 2015.	8-K	001-37444	10.1	12/15/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Revolving Credit and Guaranty Agreement by and among Registrant, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Bank N.A., and Morgan Stanley Senior Funding, Inc., dated August 13, 2014.	S-1	333-203941	10.9	5/7/2015
10.14*	Form of Retention Agreement.	S-1/A	333-203941	10.10	5/21/2015
10.15*	Fitbit, Inc. Bonus Plan.	8-K	001-37444	10.1	3/29/2016
10.16*	Global Notice of Stock Option Grant and Global Stock Option Agreement under the 2015 Equity Incentive Plan.	10-Q	001-37444	10.3	5/6/2016
10.17†	Office Sublease, dated April 11, 2016, by and between the Registrant and Charles Schwab & Co., Inc..	10-Q	001-37444	10.1	8/4/2016
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on page II-2).					X
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer.					X
32.1◊	Section 1350 Certification of Chief Executive Officer.					X
32.2◊	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Schema Linkbase Document.					X
101.CAL	XBRL Calculation Linkbase Document.					X
101.DEF	XBRL Definition Linkbase Document.					X
101.LAB	XBRL Extension Label Linkbase Document.					X
101.PRE	XBRL Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.

†	Portions of this exhibit have been granted confidential treatment by the SEC

◊
These certifications are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.