Form 10-Q
period 2017-04-01
FITBIT INC
filed 2017-05-05
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of April 28, 2017, there were 185,209,065 of the registrant’s Class A common stock outstanding and 43,306,048 shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our ability to develop new products and services, improve our existing products and services, or engage or expand our user base;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	trends in revenue, costs of revenue and gross margin;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectation to derive the substantial majority of our revenue from sales of devices;

•	growing our sales of subscription-based services;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	releasing and shipping new products and services, and the timing thereof;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	April 1, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$374,279	$301,320
Marketable securities	351,837	404,693
Accounts receivable, net	194,834	477,825
Inventories	200,331	230,387
Prepaid expenses and other current assets	58,775	66,346
Total current assets	1,180,056	1,480,571
Property and equipment, net	85,039	76,553
Goodwill	51,036	51,036
Intangible assets, net	26,145	27,521
Deferred tax assets	184,040	174,097
Other assets	12,340	10,448
Total assets	$1,538,656	$1,820,226
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$127,542	$313,773
Accrued liabilities	339,896	390,561
Deferred revenue	46,904	49,904
Income taxes payable	2,466	7,694
Total current liabilities	516,808	761,932
Other liabilities	56,280	59,762
Total liabilities	573,088	821,694
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	23	23
Additional paid-in capital	882,544	859,345
Accumulated other comprehensive loss	(2,125)	(978)
Retained earnings	85,126	140,142
Total stockholders’ equity	965,568	998,532
Total liabilities and stockholders’ equity	$1,538,656	$1,820,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenue	$298,942	$505,356
Cost of revenue	180,643	271,601
Gross profit	118,299	233,755
Operating expenses:
Research and development	87,758	72,248
Sales and marketing	91,174	107,051
General and administrative	30,746	35,702
Total operating expenses	209,678	215,001
Operating income (loss)	(91,379)	18,754
Interest income, net	1,096	582
Other income, net	533	1,568
Income (loss) before income taxes	(89,750)	20,904
Income tax expense (benefit)	(29,671)	9,869
Net income (loss)	$(60,079)	$11,035
Net income (loss) per share:
Basic	$(0.27)	$0.05
Diluted	$(0.27)	$0.05
Shares used to compute net income (loss) per share:
Basic	226,511	216,043
Diluted	226,511	242,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income (loss)	$(60,079)	$11,035
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(202) and $1,715, respectively	(1,160)	(2,533)
Less: reclassification for realized net gains included in net income, net of tax expense (benefit) of $(38) and $725, respectively	217	(1,571)
Net change, net of tax	(943)	(4,104)
Change in foreign currency translation adjustment, net of tax	(271)	(72)
Change in unrealized loss on available-for-sale investments, net of tax	67	59
Comprehensive income (loss)	$(61,226)	$6,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash Flows from Operating Activities
Net income (loss)	$(60,079)	$11,035
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for inventory obsolescence	3,997	231
Depreciation	9,140	6,475
Write-off of property and equipment	—	484
Amortization of intangible assets	1,377	533
Stock-based compensation	22,493	17,770
Deferred income taxes	(5,005)	(4,581)
Other	(183)	547
Changes in operating assets and liabilities:
Accounts receivable	282,917	129,218
Inventories	27,193	(34,149)
Prepaid expenses and other assets	(976)	(16,547)
Fitbit Force recall reserve	(295)	(783)
Accounts payable	(176,619)	(16,317)
Accrued liabilities and other liabilities	(52,173)	38,729
Deferred revenue	(3,000)	6,481
Income taxes payable	351	4,317
Net cash provided by operating activities	49,138	143,443
Cash Flows from Investing Activities
Purchase of property and equipment	(28,157)	(16,676)
Purchases of marketable securities	(129,661)	(62,576)
Sales of marketable securities	4,256	—
Maturities of marketable securities	178,028	121,598
Net cash provided by investing activities	24,466	42,346
Cash Flows from Financing Activities
Payments of offering costs	—	(1,236)
Proceeds from issuance of common stock	2,581	2,374
Taxes paid related to net share settlement of restricted stock units	(3,127)	(574)
Net cash provided by (used in) financing activities	(546)	564
Net increase in cash and cash equivalents	73,058	186,353
Effect of exchange rate on cash and cash equivalents	(99)	(137)
Cash and cash equivalents at beginning of period	301,320	535,846
Cash and cash equivalents at end of period	$374,279	$722,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended April 1, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K.

The Company’s fiscal year ends on December 31 of each year. In the first quarter of 2016, the Company adopted a 4-4-5 week quarterly calendar. There were 91 and 92 days in the three months ended April 1, 2017 and April 2, 2016, respectively.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Reclassifications of certain prior period amounts in the condensed consolidated financial statements have been made to conform to the current period presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The primary estimates and assumptions made by management are related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock options, fair value of derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the number of reporting segments, the recoverability of intangible assets and their useful lives, contingencies, and the valuations of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Non-Monetary Transaction

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash. The Company recorded the transaction based on the estimated fair value of the products exchanged. The Company recorded $15.0 million of revenue during 2016 related to the transaction. The $13.0 million of unused advertising credits remaining as of December 31, 2016 were recorded in prepaid expenses and other current assets and other assets. Such credits are expected to be used over three years, and will be expensed as advertising services are received. During the three months ended April 1, 2017, $0.1 million of credits were utilized and there were $12.9 million in unused advertising credits remaining as of April 1, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance on identifying performance obligations and licensing implementation. The Company currently expects to adopt the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective transition method. Although the new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, the Company believes the new guidance is consistent with its current revenue recognition policy. Therefore, the Company does not currently expect adoption to have a material impact on its consolidated balances sheets or statements of operations. The Company is continuing to evaluate the impact of the adoption and preliminary assessments are subject to change.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective for the Company on January 1, 2019, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. The Company anticipates that the adoption will have a material impact on its consolidated balance sheets; however, the Company does not expect the adoption to have a material impact on its consolidated statements of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, ASU 2016-09 requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows, rather than being recorded within equity and reflected within financing cash flows. ASU 2016-09 also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 became effective for the Company on January 1, 2017. The adoption of the standard resulted in a cumulative effect adjustment of $4.9 million to increase retained earnings as of January 1, 2017, related to the recognition of previously unrecognized excess tax benefits using the modified retrospective method. The Company elected to apply the change in presentation of excess tax benefits in the condensed consolidated statement of cash flows retrospectively, which resulted in an increase in net cash provided by operations and a decrease in net cash provided by financing activities of $6.0 million for the three months ended April 2, 2016.  The Company also elected to make an accounting policy change to recognize forfeitures starting on January 1, 2017 on a prospective basis.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 will become effective for the Company on January 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new standard, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	April 1, 2017
	Level 1	Level 2	Total
Assets:
Money market funds	$64,697	$—	$64,697
U.S. government agencies	—	44,608	44,608
Corporate debt securities	—	408,860	408,860
Derivative assets	—	1,183	1,183
Total	$64,697	$454,651	$519,348
Liabilities:
Derivative liabilities	$—	$1,635	$1,635

	December 31, 2016
	Level 1	Level 2	Total
Assets:
Money market funds	$50,125	$—	$50,125
U.S. government agencies	—	86,526	86,526
Corporate debt securities	—	390,286	390,286
Derivative assets	—	10,625	10,625
Total	$50,125	$487,437	$537,562
Liabilities:
Derivative liabilities	$—	$3,780	$3,780

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

There were no Level 3 assets or liabilities as of April 1, 2017 and December 31, 2016. There have been no transfers between fair value measurement levels during the three months ended April 1, 2017 and April 2, 2016.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The following table sets forth cash, cash equivalents, and marketable securities as of April 1, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$207,951	$—	$—	$207,951	$207,951	$—
Money market funds	64,697	—	—	64,697	64,697	—
U.S. government agencies	44,631	—	(23)	44,608	7,098	37,510
Corporate debt securities	408,957	43	(140)	408,860	94,533	314,327
Total	$726,236	$43	$(163)	$726,116	$374,279	$351,837

The following table sets forth cash, cash equivalents, and marketable securities as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$179,076	$—	$—	$179,076	$179,076	$—
Money market funds	50,125	—	—	50,125	50,125	—
U.S. government agencies	86,533	8	(15)	86,526	—	86,526
Corporate debt securities	390,466	24	(204)	390,286	72,119	318,167
Total	$706,200	$32	$(219)	$706,013	$301,320	$404,693

The gross unrealized gains or losses on marketable securities as of April 1, 2017 and December 31, 2016 were not material. There were no available-for-sale investments as of April 1, 2017 and December 31, 2016 that have been in a continuous unrealized loss position for greater than 12 months.

The following table classifies marketable securities by contractual maturities (in thousands):

	April 1, 2017	December 31, 2016

Due in one year	$336,733	$355,152
Due in one to two years	15,104	49,541
Total	$351,837	$404,693

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company had outstanding contracts with a total notional amount of $294.8 million in cash flow hedges for forecasted revenue transactions as of April 1, 2017, and $20.0 million and $20.9 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of December 31, 2016.

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

The Company had outstanding balance sheet hedges with a total notional amount of $84.7 million and $177.0 million as of April 1, 2017 and December 31, 2016, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		April 1, 2017		December 31, 2016
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Cash flow designated hedges	Prepaid expenses and other current assets	$912	$—	$813	$—
Cash flow designated hedges	Accrued liabilities	—	1,537	—	1,428
Hedges not designated	Prepaid expenses and other current assets	271	—	9,812	—
Hedges not designated	Accrued liabilities	—	98	—	2,352
Total fair value of derivative instruments		$1,183	$1,635	$10,625	$3,780

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statements of operations for the periods presented (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

		Three Months Ended
	Income Statement Location	April 1, 2017	April 2, 2016
Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI – effective portion		$(958)	$(4,248)
Gain (loss) reclassified from OCI into income – effective portion	Revenue	$755	$(169)
Gain (loss) reclassified from OCI into income – effective portion	Operating expenses	$(965)	$1,015
Gain (loss) recognized in income – ineffective portion	Other income (expense), net	$21	$(90)

Gain (loss) recognized in income – excluded portion	Other income (expense), net	$183	$—

Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income (expense), net	$(3,046)	$(1,437)

As of April 1, 2017, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into revenue and operating expense within the next 12 months.

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

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of April 1, 2017 and December 31, 2016 (in thousands):

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
April 1, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts assets	$1,183	$—	$1,183	$1,183	$—	$—
Foreign exchange contracts liabilities	$1,635	$—	$1,635	$1,183	$—	$452

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts assets	$10,625	$—	$10,625	$3,780	$—	$6,845
Foreign exchange contracts liabilities	$3,780	$—	$3,780	$3,780	$—	$—

4.    Balance Sheet Components

Revenue Reserve

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Beginning balances	$98,851	$74,045
Increases	41,626	34,215
Returns taken	(72,160)	(52,385)
Ending balances	$68,317	$55,875

Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	April 1, 2017	December 31, 2016

Components	$514	$1,035
Finished goods	199,817	229,352
Total inventories	$200,331	$230,387

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 1, 2017	December 31, 2016

Prepaid income taxes	$19,073	$481
POP displays, net	12,209	22,804
Prepaid marketing	2,220	5,764
Derivative assets	1,183	10,625
Other	24,090	26,672
Total prepaid expenses and other current assets	$58,775	$66,346

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	April 1, 2017	December 31, 2016

Tooling and manufacturing equipment	$63,969	$60,944
Furniture and office equipment	15,853	14,424
Purchased and internally-developed software	12,805	12,032
Leasehold improvements	34,025	28,489
Total property and equipment	126,652	115,889
Less: Accumulated depreciation and amortization	(41,613)	(39,336)
Property and equipment, net	$85,039	$76,553

Goodwill and Intangible Assets

The carrying amount of goodwill was $51.0 million as of April 1, 2017 and December 31, 2016. See Note 11 for additional information.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The carrying amounts of the intangible assets as of April 1, 2017 and December 31, 2016 were as follows (in thousands, except useful life). In-process research and development is not amortized until the completion or abandonment of the related development.

	April 1, 2017			December 31, 2016			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$26,092	$(4,566)	$21,526	$26,092	$(3,247)	$22,845	4.4
Trademarks and other	1,278	(599)	679	1,278	(542)	736	3.0
Total finite-lived intangible assets subject to amortization, net	27,370	(5,165)	22,205	27,370	(3,789)	23,581
In-process research and development	3,940	—	3,940	3,940	—	3,940
Total intangible assets, net	$31,310	$(5,165)	$26,145	$31,310	$(3,789)	$27,521

Total amortization expense related to intangible assets was $1.4 million and $0.5 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after April 1, 2017, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2017	$3,957	$173	$4,130
2018	5,276	230	5,506
2019	4,496	230	4,726
2020	3,716	46	3,762
2021	3,716	—	3,716
Thereafter	365	—	365
Total finite-lived intangible assets, net	$21,526	$679	$22,205

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 1, 2017	December 31, 2016

Product warranty	$90,459	$99,923
Accrued manufacturing expense and freight	74,694	75,579
Accrued sales incentives	49,605	74,181
Accrued sales and marketing	24,460	41,948
Accrued co-op advertising and marketing development funds	16,598	40,002
Sales taxes and VAT payable	16,176	8,891
Employee related liabilities	15,713	13,934
Inventory received but not billed	14,815	7,363
Accrued legal fees	8,010	3,963
Customer deposits	3,488	1,923
Derivative liabilities	1,635	3,780
Other	24,243	19,074
Accrued liabilities	$339,896	$390,561

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended
	April 1, 2017	April 2, 2016
Beginning balances	$99,923	$40,212
Charged to cost of revenue	18,937	37,241
Changes related to pre-existing warranties	(2,440)	—
Settlement of claims	(25,961)	(26,784)
Ending balances	$90,459	$50,669

(1)
Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “ —Fitbit Force Recall Reserve” in our Annual Report on Form 10-K for additional information regarding such reserves.

In the first quarter of 2017, the Company corrected the allocation of customer support costs and freight and fulfillment to the amounts reported in Charged to cost of revenue and Settlement of claims. Those costs are included in the beginning and ending balances. Further, the Company does not consider this adjustment to be material and there was no impact to our condensed consolidated balance sheets and statements of operations.

Restructuring

In January 2017, the Company announced cost-efficiency measures to be implemented in 2017 that include realigning sales and marketing spend and improved optimization of research and development investments. In addition, the Company announced a reorganization, including a reduction in workforce. This reorganization impacted approximately 110 employees, or approximately 6% of the Company’s global workforce. The Company recorded $6.4 million in total restructuring expenses, substantially all of which were severance and related costs, in the first quarter of 2017. The Company anticipates that it will complete the reorganization by the end of the second quarter of 2017.

The restructuring reserve activities were as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Beginning balance	$—	$—
Restructuring charges	6,375	—
Cash utilized	(3,295)	—
Other - noncash	(728)	—
Ending balance	$2,352	$—

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2016	$(477)	$(314)	$(187)	$(978)
Other comprehensive income (loss) before reclassifications	(1,160)	(271)	76	(1,355)
Amounts reclassified from AOCI	217	—	(9)	208
Other comprehensive income (loss)	(943)	(271)	67	(1,147)
Balance at April 1, 2017	$(1,420)	$(585)	$(120)	$(2,125)

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

5.    Long-Term Debt

2015 Credit Agreement

In December 2015, the Company entered into a second amended and restated credit agreement (the “Senior Facility”), to replace the existing Asset-Based Credit Facility and Cash Flow Facility. This Senior Facility allows the Company to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. Borrowings under the Senior Facility may be drawn as Alternate Base Rate (“ABR”) loans or Eurodollar loans, and mature in December 2020. ABR loans bear interest at a variable rate equal to the applicable margin plus the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar rate plus 1.0%, but in any case at a minimum rate of 3.25% per annum. Eurodollar loans bear interest at a variable rate based on the LIBOR rate and Eurodollar reserve requirements, but in any case at a minimum rate of 1.0% per annum.

The Company has the option to repay its borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires the Company to comply with certain financial covenants, including maintaining a consolidated fixed charge coverage ratio of at least 1.15:1, and a consolidated leverage ratio of less than 3:1. The Senior Facility also requires the Company to comply with certain non-financial covenants. The Senior Facility contains customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee certain obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Obligations under the Senior Facility are collateralized by substantially all of the Company’s assets, excluding the Company’s intellectual property. As of April 1, 2017, there were no outstanding borrowings under the Senior Facility. Without these changes, it it likely that the Company would not have been in compliance with certain financial covenants as of April 1, 2017. The Company further amended the Senior Facility in May 2017. See Note 12 for additional information.

Letters of Credit

As of April 1, 2017 and December 31, 2016, the Company had outstanding letters of credit totaling $38.0 million issued to cover various security deposits on the Company’s facility leases.

6.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2017 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases. Future minimum payments under the Company’s noncancelable lease agreements as of April 1, 2017 were $292.0 million.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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
On September 3, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe certain U.S. patents. This case has been transferred to the U.S. District Court for the Northern District of California. On September 8, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the Northern District of California, asserting that Jawbone’s activity trackers infringe certain U.S. patents. On October 29, 2015, the Company filed a complaint for patent infringement against Jawbone in the United States District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe certain U.S. patents. That case had been stayed pending the ITC’s investigation of the Company’s complaint against Jawbone, and has now also been transferred to the U.S. District Court for the Northern District of California.
On November 2, 2015, the Company filed a complaint with the ITC requesting an investigation into violations of the Tariff Act of 1930 by Jawbone and Body Media. The complaint asserts that Jawbone’s products infringe certain U.S. patents. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of infringing products. The ITC instituted the investigation on December 1, 2015. On December 23, 2016, the Company filed a motion to terminate the investigation, and the Commission terminated the investigation on February 1, 2017.
On August 12, 2016, the Company was notified by Jawbone that Jawbone had received a confidential subpoena from the U.S. Attorney’s Office in the Northern District of California requesting certain Fitbit confidential business information that appeared to be related to Jawbone’s allegations of trade secret misappropriation. On February 17, 2017, the Company received a subpoena from the same office. The Company is cooperating with the U.S. Attorney’s Office.
The Company intends to vigorously defend and prosecute each of the Jawbone litigation matters and, based on its review, the Company believes it has valid defenses and claims with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, financial condition, operating results, and prospects. Regarding the Jawbone-related legal proceedings, because the outstanding matters are still in the early stages of litigation, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters. In addition, these litigation matters are complex, likely to involve significant management time and attention, and the cost of defending and prosecuting these matters is likely to be expensive, regardless of outcome.
Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On January 31, 2017, plaintiffs filed a motion for class certification; a ruling has not yet issued. On April 20, 2017, the Company filed a motion for summary judgment; the hearing is scheduled for May 25, 2017. Trial is currently scheduled for July 10, 2017.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of California, alleging that the PurePulse® heart rate tracking technology does not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims as well as violations of various states’ false advertising and unfair competition statutes, and seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the plaintiffs filed a Consolidated Master Class Action Complaint and, on May 19, 2016, filed an Amended Consolidated Master Class Action Complaint. On January 9, 2017, the Company filed a motion to compel arbitration, and is currently awaiting a ruling from the courts.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.
Securities Litigation. On January 11, 2016, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming as defendants the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (“IPO”). On May 10, 2016, the Court appointed the Fitbit Investor Group (consisting of five individual investors) as lead plaintiff, and an Amended Complaint was filed on July 1, 2016. Plaintiffs allege violations of the Securities Act of 1933, as amended, (“the Securities Act”), and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about the Company’s products between October 27, 2014 and November 23, 2015. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities (i) on the open market between June 18, 2015 and May 19, 2016; and/or (ii) pursuant to or traceable to the IPO. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper.
On April 28, 2016, a putative class action lawsuit alleging violations of the Securities Act was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, certain of its officers, and directors, the underwriters of the IPO, and a number of its investors. Plaintiff alleges that the IPO registration statement contained material misstatements about the Company’s products. Plaintiff seeks to represent a class of persons who purchased the Company’s common stock in and/or traceable to the IPO and/or the Secondary Offering. Plaintiff seeks class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 17, 2016, a similar class action lawsuit was filed in the Superior Court of California, County of San Francisco. The cases have now been consolidated in the County of San Francisco. On April 7, 2017, the court granted a motion to dismiss the Section 11 claim based on the Secondary Offering and stayed the cases.
On November 11, 2016, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California naming as defendants the Company and certain of its officers and directors. Plaintiffs allege breach of fiduciary duty based on the same alleged set of facts in the federal and state securities class action litigation. On February 3, 2017, a second derivative lawsuit was filed in the District of Delaware on the same allegations. Both courts have ordered a stay in the cases.
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

7.    Stock Plan

Equity Incentive Plans

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan, (the “2015 Plan”). The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and restricted stock units (“RSUs”), granted under the 2007 Plan will remain subject to the terms of the 2007 Plan. As of April 1, 2017, 10.4 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

Employee Stock Purchase Plan

In May 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which became effective on June 17, 2015. A total of 3.8 million shares of Class A common stock were initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock (i) on the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. Except for the initial offering period, the 2015 ESPP provides for 6-month offering periods beginning in May and November of each year. The initial offering period began June 17, 2015 and ended in May 2016.

Stock Options

Stock option activity under the equity incentive plans was as follows:

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
	(in thousands)		(in thousands)
Balance—December 31, 2016	34,454	$3.85
Granted	—
Exercised	(1,800)	$1.43
Forfeited or canceled	(521)	$10.12
Balance—April 1, 2017	32,133	$3.88	$98,335

Stock options exercisable—April 1, 2017	21,030	$2.88	$78,649
Stock options vested and expected to vest—April 1, 2017	31,784	$3.86	$97,766

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested, and expected to vest as of April 1, 2017 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $5.92 as of March 31, 2017.

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2016	11,578	$16.85
Granted	9,418	5.75
Vested	(1,353)	15.67
Forfeited or canceled	(756)	14.30
Unvested balance—April 1, 2017	18,887	11.50

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended
	April 1, 2017	April 2, 2016

Cost of revenue	$18	$1,309
Research and development	14,685	10,393
Sales and marketing	3,635	2,535
General and administrative	4,155	3,533
Total stock-based compensation expense	$22,493	$17,770

As of April 1, 2017, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $240.9 million, which the Company expects to recognize over an estimated weighted average period of 2.6 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

For the three months ended April 1, 2017, the Company recorded a benefit for income taxes of $(29.7) million for an effective tax rate of 33.1%. The effective tax rate for the three months ended April 1, 2017 was different than the statutory federal tax rate, primarily due to research and development credits, non-deductible stock-based compensation expense, unrecognized tax benefits, the foregone benefit of a permanent domestic production activities deduction in prior periods, and the mix of income between U.S. and foreign jurisdictions.

For the three months ended April 2, 2016, the Company recorded an expense for income taxes of $9.9 million for an effective tax rate of 47.2%. The effective tax rate for the three months ended April 2, 2016 was higher than the statutory federal tax rate, primarily due to an out-of-period adjustment recorded in the three months ended April 2, 2016 and non-deductible stock-based compensation expense, which were partially offset by the effect of the growth of international operations in lower tax jurisdictions and a permanent domestic production activities deduction.

As of April 1, 2017, the total amount of gross unrecognized tax benefits was $34.2 million, all of which would affect the effective tax rate if recognized. The Company does not have any tax positions as of April 1, 2017 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

The Company adopted ASU 2016-09, effective January 1, 2017. Adoption of ASU 2016-09 resulted in the recognition of net stock compensation shortfalls in the Company’s provision for income taxes rather than paid-in capital of $2.8 million for the three months ended April 1, 2017. These expenses are recorded discretely in the quarter.  The Company’s rate will continue to fluctuate based upon its stock price and the amount of stock options exercised and equity awards vested in a particular quarter.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

9.    Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2017	April 2, 2016
Numerator:
Net income (loss)	$(60,079)	$11,035

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	226,511	216,043
Effect of dilutive securities	—	25,966
Weighted-average shares of common stock—diluted for Class A and Class B	226,511	242,009
Net income (loss) per share:
Basic	$(0.27)	$0.05
Diluted	$(0.27)	$0.05

The following potentially dilutive common shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016

Stock options to purchase common stock	22,718	3,234
Restricted stock units	11,143	3,513
Diluted impact of ESPP	233	—
Diluted common stock subject to vesting	129	—
Total	34,223	6,747

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three months ended April 1, 2017 and April 2, 2016 were as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016

A	10%	18%
F	10	*
C	*	12
* Represents less than 10%.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at April 1, 2017 and December 31, 2016 were as follows:

	April 1, 2017	December 31, 2016

A	27%	20%
B	12	14
C	12	15

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016

United States	$170,420	$351,685
Americas excluding United States	19,968	23,394
Europe, Middle East, and Africa	87,772	74,724
APAC	20,782	55,553
Total	$298,942	$505,356

As of April 1, 2017 and December 31, 2016, long-lived assets, which represent property and equipment, located outside the United States were $32.8 million and $30.1 million, respectively.

11.   Acquisitions

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

12.   Subsequent Events

Stock Option Exchange

On April 14, 2017, the Company filed its definitive proxy statement, submitting to stockholders a proposal for a stock option exchange program (the "Program"). The Program will allow the Company's employees including its executive officers other than its President, Chief Executive Officer, and Chairman, Chief Technology Officer, and Chief Financial Officer (“Eligible Employees”) to exchange out-of-the-money or “underwater” options to purchase shares of its Class A common stock or Class B common stock currently held by such Eligible Employees for a lesser number of RSUs that may be settled for shares of its Class A common stock, (“New RSUs”), under its 2015 Plan. Each New RSU will represent an unfunded right to receive one share of the Company’s Class A common stock on a date in the future, which generally is the date on which the New RSU will vest. Eligible Employees participating in the Program will receive one New RSU for every two shares subject to “out-of-the-money “option. The New RSUs will generally vest over the remaining vesting period of the exchanged option (subject to a one-year minimum vesting period). None of the members of our board of directors would be eligible to participate in the Program. If approved by stockholders, the Company will commence the Program by filing with the Securities and Exchange Commission a tender offer statement on Schedule TO.

2015 Credit Agreement Amendment

On May 3, 2017, the Company entered into a first amendment to the Senior Facility (the “Senior Facility Amendment”), pursuant to which the aggregate amount the Company can borrow under the Senior Facility was reduced from $250.0 million to $100.0 million, with up to $50.0 million available for the issuance of letters of credit and up to $25.0 million available for swing line loans. In addition, pursuant to the Senior Facility Amendment, the applicable margin in respect of the interest rates under the Senior Facility were amended to be based on the Company’s level of liquidity (defined as the sum of the Company’s aggregate cash holdings and the amount available under the Company’s revolving commitments) and range from, with respect to ABR loans, 0.5% to 1.0%, and, with respect to LIBOR loans, 1.5% to 2.0%. Among other changes, the Senior Facility Amendment also removed the fixed charge coverage ratio covenant and the consolidated leverage ratio covenant, and added a general liquidity covenant requiring the Company to maintain liquidity of at least $200.0 million in unrestricted cash, of which $100.0 million in cash or cash equivalents must be held in accounts subject to control agreements with, and maintained by, Silicon Valley Bank or its affiliates. Without these changes, it is likely that the Company would not have been in compliance with certain financial covenants as of April 1, 2017.

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

Fitbit is transforming the way millions of people around the world achieve their health and fitness goals. The Fitbit platform combines wearable devices with connected health solutions via software and services, including an online dashboard and mobile apps, data analytics, motivational and social tools, personalized insights, and virtual coaching through customized fitness plans and interactive workouts. Our platform helps people become more active, exercise more, sleep better, eat smarter, and manage their weight. Fitbit appeals to a large, mainstream health and fitness market by addressing these key needs with advanced technology embedded in simple-to-use products and services. We pioneered the wearable device market starting in 2007, and since then, we have grown into a leading global health and fitness brand.

We generate substantially all of our revenue from sales of wearable devices. We sell our products in over 55,000 retail stores and in 65 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We seek to build global brand awareness, increase product adoption, and drive sales through our sales and marketing efforts. We intend to continue to significantly invest in these sales and marketing efforts in the future.

During the three months ended April 1, 2017, we announced a new device, Fitbit Alta HR.
Fitbit Alta HR is a wireless heart rate and activity wristband that we began selling in March 2017. Fitbit Alta HR features PurePulse heart rate tracking, SmartTrack automatic exercise recognition, sleep tracking, battery life of up to seven days, and smart notifications. Fitbit Alta HR is available in four colors and three sizes. Fitbit Alta HR has a U.S. MSRP of $149.95.

The following are financial highlights for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Revenue	$298,942	$505,356
Net income (loss)	$(60,079)	$11,035
Adjusted EBITDA	$(52,303)	$45,111
Devices sold	2,956	4,842

See the section titled “—Key Business Metrics” for additional information regarding devices sold and adjusted EBITDA, including a reconciliation of adjusted EBITDA to net income.

In January 2017, we announced cost-efficiency measures to be implemented in 2017 that include realigning sales and marketing spend and improved optimization of research and development investments. In addition, we announced a reorganization, including a reduction in workforce. This reorganization impacted approximately 110 employees, or approximately 6% of our global workforce. We recorded $6.4 million in total restructuring expenses in the first quarter of 2017. We anticipate that we will complete the reorganization by the end of the second quarter of 2017.

Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

Devices Sold

Devices sold represents the number of wearable devices that are sold during a period, net of expected returns and provisions for the Fitbit Force recall. Devices sold does not include sales of accessories. Growth rates between devices sold and revenue are not necessarily correlated because our revenue is affected by other variables, such as the types of products sold during the period, the introduction of new product offerings that have different U.S. manufacturer’s suggested retail prices, and sales of accessories and premium services.

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we monitor and consider adjusted EBITDA, which is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

We define adjusted EBITDA as net income adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, restructuring expense, litigation expense (credit) related to matters with Aliphcom, Inc. d/b/a Jawbone, (“Jawbone”), the impact of the Fitbit Force recall, interest income, net, and income tax expense (benefit). We began excluding Jawbone-related litigation expense (credit) in the second quarter of 2016 because we do not believe these expenses (credits) have a direct correlation to the operations of our business and because of the singular nature of the claims underlying the Jawbone litigation matters.

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

Adjusted EBITDA is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income, which is the nearest U.S. GAAP equivalent of adjusted EBITDA. For example, adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Accordingly, adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income (loss)	$(60,079)	$11,035
Stock-based compensation expense	21,765	17,770
Depreciation and intangible assets amortization	10,517	7,008
Restructuring	6,375	—
Litigation credit — Jawbone	(114)	—
Impact of Fitbit Force recall	—	11
Interest income, net	(1,096)	(582)
Income tax expense (benefit)	(29,671)	9,869
Adjusted EBITDA	$(52,303)	$45,111

Non-GAAP free cash flow

We define non-GAAP free cash flow as net cash provided by operating activities less purchase of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. Non-GAAP free cash flow is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net cash provided by operating activities to non-GAAP free cash flow (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net cash provided by operating activities	$49,138	$143,443
Purchase of property and equipment	(28,157)	(16,676)
Non-GAAP free cash flow	$20,981	$126,767
Net cash provided by investing activities	$24,466	$42,346
Net cash provided by (used in) financing activities	$(546)	$564

Components of our Operating Results

Revenue

We generate substantially all of our revenue from the sale of our wearable devices and accessories. We also generate a small portion of our revenue from our subscription-based premium services.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, excess and obsolete inventory write-downs, amortization of developed technology intangible assets acquired, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

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

Sales and Marketing. Sales and marketing expenses represent a significant component of our operating expenses and consist primarily of advertising and marketing promotions of our products and services and personnel-related expenses, as well as sales incentives, trade show and event costs, sponsorship costs, consulting and contractor expenses, travel, point of purchase (“POP”), display expenses and related amortization, and allocated overhead costs.

General and Administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources, and administrative personnel, as well as the costs of professional services, allocated overhead, information technology, amortization of intangible assets acquired, and other administrative expenses.

Interest Income, Net

Interest income, net consists of interest income earned on our cash and cash equivalents and marketable securities, interest expense associated with our debt financing arrangements, and amortization of debt issuance costs.

Other Income, Net

Other income, net primarily consists of foreign currency gains and losses.

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

	Three Months Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$298,942	$505,356
Cost of revenue(1)	180,643	271,601
Gross profit	118,299	233,755
Operating expenses:
Research and development(1)	87,758	72,248
Sales and marketing(1)	91,174	107,051
General and administrative(1)	30,746	35,702
Total operating expenses	209,678	215,001
Operating income (loss)	(91,379)	18,754
Interest income, net	1,096	582
Other income, net	533	1,568
Income (loss) before income taxes	(89,750)	20,904
Income tax expense (benefit)	(29,671)	9,869
Net income (loss)	$(60,079)	$11,035

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Cost of revenue	$18	$1,309
Research and development	14,685	10,393
Sales and marketing	3,635	2,535
General and administrative	4,155	3,533
Total stock-based compensation expense	$22,493	$17,770

	Three Months Ended
	April 1, 2017	April 2, 2016
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	60	54
Gross profit	40	46
Operating expenses:
Research and development	29	14
Sales and marketing	31	21
General and administrative	10	7
Total operating expenses	70	42
Operating income (loss)	(30)	4
Interest income, net	—	—
Other income, net	—	—
Income (loss) before income taxes	(30)	4
Income tax expense (benefit)	(10)	2
Net income (loss)	(20)%	2%

Revenue

	Three Months Ended		Change
(dollars in thousands)	April 1, 2017	April 2, 2016	$	%
Revenue	$298,942	$505,356	$(206,414)	(41)%

Revenue decreased $206.4 million, or 41%, from $505.4 million for the three months ended April 2, 2016 to $298.9 million for the three months ended April 1, 2017. First quarter 2017 results continue to reflect lower demand for connected fitness devices, primarily in the United States. A substantial majority of the decrease was due to a decrease in the number of devices sold, from 4.8 million in the three months ended April 2, 2016 to 3.0 million in the three months ended April 1, 2017, and a 4% decrease in average selling price of our devices from $100 for the three months ended April 2, 2016 to $96 for the three months ended April 1, 2017, primarily driven by sales out rebate allowances intended to reduce excess channel inventories, as well as product mix changes, and new products introduced in the past 12 months as of April 1, 2017. In addition, two new products, Fitbit Alta and Fitbit Blaze were introduced during the first quarter of 2016, whereas, one product, Fitbit Alta HR, was introduced towards the end of the first quarter of 2017. As of the twelve months ended April 1, 2017, revenue from new products introductions and associated accessories was $250.1 million, or 84% of revenue in the three months ended April 1, 2017.

U.S. revenue, based on ship-to destinations, decreased $181.3 million, or 52%, from $351.7 million for the three months ended April 2, 2016 to $170.4 million for the three months ended April 1, 2017. International revenue, based on ship-to destinations, decreased $25.1 million, or 16%, from $153.7 million for the three months ended April 2, 2016 to $128.5 million for the three months ended April 1, 2017, primarily due to a decrease in revenue in the APAC region by 63%, partially offset by an increase in revenue in the EMEA region by 17%.

For the remainder of 2017, we expect revenue to decrease as compared to 2016. This is primarily due to the slowdown in demand for fitness trackers particularly in the U.S market and our continued effort to reduce channel inventory.

Cost of Revenue

	Three Months Ended		Change
(dollars in thousands)	April 1, 2017	April 2, 2016	$	%
Cost of revenue	$180,643	$271,601	$(90,958)	(33)%
Gross profit	118,299	233,755	(115,456)	(49)
Gross margin	40%	46%

Cost of revenue decreased $91.0 million, or 33%, from $271.6 million for the three months ended April 2, 2016 to $180.6 million for the three months ended April 1, 2017. The decrease was primarily due to the decrease in the number of devices sold.

Gross margin decreased to 40% for the three months ended April 1, 2017 from 46% for the three months ended April 2, 2016. The decrease in gross margin for the three months ended April 1, 2017 was primarily due to product mix, the sales out rebate allowances which reduced our average selling price, as well as expenses related to excess component materials and manufacturing capacity.

Research and Development

	Three Months Ended		Change
(dollars in thousands)	April 1, 2017	April 2, 2016	$	%
Research and development	$87,758	$72,248	$15,510	21%

Research and development expenses increased $15.5 million, or 21%, from $72.2 million for the three months ended April 2, 2016 to $87.8 million for the three months ended April 1, 2017. The increase was primarily due to a $16.8 million increase in personnel-related expenses due to a 32% increase in headcount, a $2.9 million increase in allocated overhead, and a $1.6 million increase in expenses for third-party hosting services, partially offset by a $4.0 million decrease in consulting and contractor expenses, and a $1.9 million decrease in tooling and prototype materials.

For the remainder of 2017, we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue as compared to the same period in 2016. The increase is expected to be at a slower rate than historical periods due to our efforts to optimize research and development investments.

Sales and Marketing

	Three Months Ended		Change
(dollars in thousands)	April 1, 2017	April 2, 2016	$	%
Sales and marketing	$91,174	$107,051	$(15,877)	(15)%

Sales and marketing expenses decreased $15.9 million, or 15%, from $107.1 million for the three months ended April 2, 2016 to $91.2 million for the three months ended April 1, 2017. The decrease was primarily due to a $28.6 million decrease in advertising and marketing expense and a $2.5 million decrease in allocated overhead, partially offset by $6.8 million increase in consulting and contractor expenses, a $6.5 million increase in personnel-related expenses due to a 31% increase in headcount, and a $1.1 million increase in expenses for purchased software.

For the remainder of 2017, we expect sales and marketing expenses to decrease in absolute dollars and increase slightly as a percentage of revenue as compared to the same period in 2016.

General and Administrative

	Three Months Ended		Change
(dollars in thousands)	April 1, 2017	April 2, 2016	$	%
General and administrative	$30,746	$35,702	$(4,956)	(14)%

General and administrative expenses decreased $5.0 million, or 14%, from $35.7 million for the three months ended April 2, 2016 to $30.7 million for the three months ended April 1, 2017. The decrease was primarily due to a $7.9 million decrease in legal fees, partially offset by a $2.4 million increase in personnel-related expenses due to a 26% increase in headcount.

For the remainder of 2017, we expect general and administrative expenses to decrease in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the same period in 2016.

Interest and Other Income, Net

	Three Months Ended		Change
(dollars in thousands)	April 1, 2017	April 2, 2016	$	%
Interest income, net	$1,096	$582	$514	88%
Other income, net	533	1,568	(1,035)	(66)

Interest income, net increased $0.5 million, or 88%, from $0.6 million for the three months ended April 2, 2016 to $1.1 million for the three months ended April 1, 2017. Other income, net decreased $1.0 million, or 66%, from $1.6 million for the three months ended April 2, 2016 to $0.5 million for the three months ended April 1, 2017, primarily due to a decrease in foreign currency gains.

Income Tax Expense (Benefit)

	Three Months Ended		Change
(dollars in thousands)	April 1, 2017	April 2, 2016	$	%
Income tax expense (benefit)	$(29,671)	$9,869	$(39,540)	(401)%
Effective tax rate	33.1%	47.2%

We recorded a benefit for income taxes of $(29.7) million for the three months ended April 1, 2017 and recorded tax expense of $9.9 million for the three months ended April 2, 2016. Our effective tax rate was 33.1% and 47.2% for the three months ended April 1, 2017 and April 2, 2016, respectively. The effective tax rate for the three months ended April 1, 2017 was different than the statutory federal tax rate primarily due to research and development credits, non-deductible stock-based compensation expense, unrecognized tax benefits, the foregone benefit of a permanent domestic production activities deduction in prior periods, and the mix of income between U.S. and foreign jurisdictions.

We adopted ASU2016-09, effective January 1, 2017.  Adoption of the new standard resulted in the recognition of net stock compensation shortfalls in our provision for income taxes rather than paid-in capital of $2.8 million for the three months ended April 1, 2017.  These expenses are recorded discretely in the quarter.  Our rate will continue to fluctuate based upon our stock price and the amount of stock options exercised and equity awards vested in a particular quarter.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and borrowings under our credit facilities. As of April 1, 2017, we had cash and cash equivalents of $374.3 million and marketable securities of $351.8 million.

We believe our existing cash, cash equivalent, and marketable securities balances, and cash flow from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, acquisitions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Credit Facility

In December 2015, we entered into a second amended and restated credit agreement (“Senior Facility”) that allowed us to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. As of April 1, 2017, there were no outstanding borrowings under the Senior Facility. As of April 1, 2017, we had outstanding letters of credit totaling $38.0 million, issued to cover various security deposits on our facility leases.

On May 3, 2017, we entered into a first amendment to the Senior Facility (the “Senior Facility Amendment”), pursuant to which the aggregate amount we can borrow under the Senior Facility was reduced from $250.0 million to $100.0 million, with up to $50.0 million available for the issuance of letters of credit and up to $25.0 million available for swing line loans. In addition, pursuant to the Senior Facility Amendment, the applicable margin in respect of the interest rates under the Senior Facility were amended to be based on our level of liquidity (defined as the sum of our aggregate cash holdings and the amount available under our revolving commitments) and range from, with respect to Alternate Base Rate loans, 0.5% to 1.0%, and, with respect to LIBOR loans, 1.5% to 2.0%. Among other changes, the Senior Facility Amendment also removed the fixed charge coverage ratio covenant and the consolidated leverage ratio covenant, and added a general liquidity covenant requiring us to maintain liquidity of at least $200.0 million in unrestricted cash, of which $100.0 million in cash or cash equivalents must be held in accounts subject to control agreements with, and maintained by, Silicon Valley Bank or its affiliates. Without these changes, it is likely that we would not have been in compliance with certain financial covenants as of April 1, 2017.

For further information regarding the Senior Facility, see Notes 5 and 12 of the notes to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net cash provided by (used in):
Operating activities	$49,138	$143,443
Investing activities	24,466	42,346
Financing activities	(546)	564
Net change in cash and cash equivalents	$73,058	$186,353

Cash Flows from Operating Activities

Net cash provided by operating activities of $49.1 million for the three months ended April 1, 2017 was primarily due to a decrease in net change in operating assets and liabilities of $77.4 million, which consisted of a decrease in account receivables resulting from higher collections, a decrease in inventory as a result of lower inventory purchases which decreased accounts payable, and a decrease in accrued liabilities as a result of lower operating activity during the first quarter of 2017. The net change in operating assets and liabilities was also impacted by non-cash adjustments of $31.8 million, partially offset by a net loss of $60.1 million. Net cash provided by operating activities of $143.4 million for the three months ended April 2, 2016 was primarily due to an increase in net change in operating assets and liabilities of $110.9 million, non-cash adjustments of $21.5 million, and net income of $11.0 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended April 1, 2017 of $24.5 million was primarily due to maturities and sales of marketable securities of $182.3 million, partially offset by purchases of marketable securities of $129.6 million and purchases of property and equipment of $28.2 million. Net cash provided by investing activities for the three months ended April 2, 2016 of $42.3 million was primarily due to maturities of marketable securities of $121.6 million, partially offset by purchases of marketable securities of $62.6 million and purchases of property and equipment of $16.7 million.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended April 1, 2017 of $0.5 million was primarily due to net cash used for payment of taxes on common stock issued under employee equity incentive plans. Cash provided by financing activities for the three months ended April 2, 2016 of $0.6 million was primarily due to net proceeds from the issuance of common stock related to employee equity incentive plans.

Contractual Obligations and Other Commitments

Future minimum payments under our operating leases as of April 1, 2017 were $292.0 million.

The aggregate amount of open purchase orders as of April 1, 2017 was approximately $179.6 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of April 1, 2017, $55.0 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $32.9 million as of April 1, 2017, due to the uncertainty of when the related tax settlements will become due.

Off-Balance Sheet Arrangements

As of April 1, 2017, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of April 1, 2017, we had cash and cash equivalents of $374.3 million and marketable securities of $351.8 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

We had outstanding contracts with a total notional amount of $294.8 million in cash flow hedges for forecasted revenue transactions as of April 1, 2017. We had outstanding balance sheet hedges with a total notional amount of $84.7 million as of April 1, 2017. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 1, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of April 1, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The wearable device market is highly competitive, with companies offering a variety of products and services. Wearables can be broadly defined as connected health and fitness trackers, fitness watches, smartwatches and devices beyond the wrist. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. In terms of units sold, we have primarily operated in the connected health and fitness tracker segment of the wearables device market. The wearable device market has a multitude of participants, including specialized consumer electronics companies, such as Garmin, Jawbone, and Misfit, traditional health and fitness companies, such as adidas and Under Armour, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, Microsoft, and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. We may also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores. We believe many of our competitors and potential competitors have significant advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, ability to leverage app stores which they may operate, experience manufacturing particular wearable devices, such as smartwatches, and greater financial, research and development, marketing, distribution, and other resources than we do. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results. Furthermore, current or potential competitors may be acquired by third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and consumer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

If we are unable to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices or away from these types of products and services altogether, and our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. For example, if we respond to consumer interest by shifting towards more fully-featured smartwatches, and our entry into that market is not well received, our business may be adversely affected. In addition, our newer products and services that have additional features or new product designs, such as the Fitbit Charge 2, Fitbit Flex 2, Fitbit Blaze, Fitbit Alta, and Fitbit Alta HR may have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our wearable devices, which could result in decreased sales of our products and services and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, or if it is perceived that our future products and services will not satisfy consumer preferences, our business may be adversely affected.

If we are unable to successfully develop and timely introduce new products and services or enhance existing products and services, our business may be adversely affected.

We must continually develop and introduce new products, including trackers and accessories, and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, the success of our sales and marketing efforts, timely and successful research and development, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced products and services or lower than expected yields of new and enhanced products, which may adversely affect our revenue and gross margins. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $320.2 million, $150.0 million, and $54.2 million, for 2016, 2015, and 2014, respectively. We anticipate that research and development expense will continue to increase in absolute dollars and as a percentage of revenue in 2017. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. In addition, in 2016, we began offering accessory collections in conjunction with new product introductions. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected.

Our operating results could be materially harmed if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products, including trackers and accessories, and services could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by us and our competitors, channel inventory levels, sales promotions by us or our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. We face challenges acquiring adequate and timely supplies of our products to satisfy the levels of demand, particularly in connection with new product introductions, which we believe negatively affects our revenue. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory, either directly or with our contract manufacturers or logistics providers to satisfy short-term demand increases. In addition, as we continue to introduce new products, we may face challenges managing the inventory of existing products. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will not underestimate or overestimate forecasted sales in a future period. If we do not accurately forecast customer demand for our products, we may in future periods be unable to meet customer, retailer or distributor demand for our products, or may be required to incur higher costs to secure the necessary production capacity and components, and our business and operating results could be adversely affected.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our wearable devices and our ability to maintain or increase the size and engagement of our community of users;

•	the timing and success of new product and service introductions by us and the transition from legacy products;

•	the timing and success of new product and service introductions by our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	the continued market acceptance of, and the growth of the market for, wearable devices;

•	pricing pressure as a result of competition or otherwise;

•	delays or disruptions in our supply, manufacturing, or distribution chain;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs, or both;

•	seasonal buying patterns of consumers;

•	increases in levels of channel inventory resulting from sales to our retailers and distributors in anticipation of future demand;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	insolvency, credit, or other difficulties faced by our distributors and retailers, affecting their ability to purchase or pay for our products;

•	insolvency, credit, or other difficulties confronting our suppliers, contract manufacturers, or logistics providers leading to disruptions in our supply or distribution chain;

•	levels of product returns, stock rotation, and price protection rights;

•	levels of warranty claims or estimated costs of warranty claims;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, consumer product safety, and advertising;

•	product recalls, regulatory proceedings, or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets.

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

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, in recent quarters, our revenue growth has slowed or declined, and our historical growth should not be considered as indicative of our future performance. Although our annual revenue in 2016 was up 17% compared to 2015, our revenue in the first quarter of 2017 declined 41% on a year-over-year basis. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results. Specifically, we anticipate our 2017 revenue to decline on a year-over-year basis. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses. For example, we expect to record a substantial net loss in 2017.

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

Some of the key components used to manufacture our products come from a limited or single source of supply. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. While component shortages have historically been immaterial, they could be material in the future. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources in a timely manner. In addition, some of our suppliers, contract manufacturers, and logistics providers may have more established relationships with our competitors, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill our orders in a timely or cost-effective manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers and users. This could harm our relationships with our channel partners and users and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers and users.

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

We spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost effective.

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect to continue to spend significant amounts marketing our products and services to acquire new users and increase awareness of our products and services. In 2016, and the three months ended April 1, 2017, advertising expenses were $316.8 million and $42.4 million, respectively, representing approximately 15% and 14% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity awards to motivate, incentivize and retain our employees. The significant decline in the price of our Class A common stock in recent periods may adversely affect our ability to attract or retain highly skilled employees. Furthermore, there can be no assurances that the number of shares reserved for issuance under our equity incentive plans will be sufficient to grant equity awards adequate to recruit new employees and to compensate existing employees. Additionally, we have a number of current employees whose equity ownership in our company gives them a substantial amount of personal wealth. Likewise, we have a number of current employees whose equity awards are fully vested and are entitled to receive substantial amounts of our capital stock. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decisions about whether or not they continue to work for us. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Companies may also be subject to criminal prosecution for trade secret theft under 18 U.S.C. section 1832. As we face increasing competition, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we are currently involved in litigation with Jawbone and under a related federal criminal investigation concerning alleged theft of Jawbone’s trade secrets, which is described in Note 6, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements.

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

Our operating margins have declined and may continue to decline as a result of increasing product costs and operating expenses.

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

Our business is affected by seasonality and if our sales fall below our forecasts, our overall financial conditions and operating results could be adversely affected.

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

We depend on our information technology systems, as well as those of third parties, to develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, and manage inventory and our supply chain. Any material disruption or slowdown of our systems or those of third parties whom we depend upon, including a disruption or slowdown caused by our failure to successfully manage significant increases in user volume or successfully upgrade our or their systems, system failures, or other causes, could cause outages or delays in our services, which could harm our brand and adversely affect our operating results. In addition, such disruption could cause information, including data related to orders, to be lost or delayed which could---especially if the disruption or slowdown occurred during the holiday season---result in delays in the delivery of products to stores and users or lost sales, which could reduce demand for our merchandise, harm our brand and reputation, and cause our revenue to decline. Problems with our third-party data center service providers, the telecommunications network providers with whom they contract, or with the systems by which telecommunications providers allocate capacity among their users could adversely affect the experience of our users. Our third-party data center service providers could decide to close their facilities or cease providing us services without adequate notice. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our platform could harm our brand and may damage the data of our users. If changes in technology cause our information systems, or those of third parties whom we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, we could lose users and our business and operating results could be adversely affected.

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

The market for wearable devices is still in the early stages of growth and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business and operating results would be harmed.

The market for wearable devices is relatively new and unproven, and it is uncertain whether wearable devices will sustain high levels of demand and wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt these products and services. In part, adoption of our products and services will depend on the increasing prevalence of wearable devices as well as new entrants to the wearable device market to raise the profile of both the market as a whole and our own platform. Our wearable devices have largely been used to measure and track activities such as walking, running, and sleeping. However, they have not been as widely adopted for other sports, exercise, and activities such as cycling, skiing, and swimming for which other niche products are more often used. Furthermore, some individuals may be reluctant or unwilling to use wearable devices because they have concerns regarding the risks associated with data privacy and security. If the wider public does not perceive the benefits of our wearable devices or chooses not to adopt them as a result of concerns regarding privacy or data security or for other reasons, then the market for these products and services may not further develop, it may develop more slowly than we expect, or it may not achieve the growth potential we expect it to, any of which would adversely affect our operating results. The development and growth of this relatively new market may also prove to be a short-term trend.

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

The electronics retail and sporting goods markets in some countries are dominated by a few large retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our wearable devices, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers would adversely affect our revenue, operating results, and financial condition.

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

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 1,101 as of December 31, 2015 to 1,753 as of December 31, 2016, and it decreased to 1,722 as of April 1, 2017. In January 2017, we announced a reorganization, including a reduction in force, that impacted approximately 110 employees, or 6% of our global workforce. Despite this reorganization, we have experienced rapid growth in recent periods and headcount is expected to grow in 2017. If our operations continue to grow, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the EU Parliament approved a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. The costs of compliance with, and other burdens imposed by, the GDPR may limit the use and adoption of our products and services and could have an adverse impact on our business.

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

Beginning on August 1, 2016, U.S. companies could self-certify to the E.U.-U.S. Privacy Shield Framework (the “Privacy Shield”), which is a new framework developed by the U.S. Department of Commerce and the European Commission to address transatlantic data flows. As of November 3, 2016, our self-certification was approved by the U.S. Department of Commerce and our certification is available on the Privacy Shield Framework website. The Privacy Shield Framework supersedes the U.S.-E.U. Safe Harbor Framework as developed by the U.S. Department of Commerce, which has historically provided a method for U.S. companies to transfer personal data from citizens of E.U. member countries to the United States in a way that is consistent with the E.U. Data Protection Directive. If we fail to meet the principles under The Privacy Shield Framework, or if any of these frameworks are later invalidated by the European courts or otherwise become defunct, national data protection authorities in the European Union or the Federal Trade Commission (“FTC”), could bring enforcement actions seeking to prohibit or suspend our data transfers to the United States, or against us for being misleading or deceptive, and we could also face additional legal liability, fines, negative publicity, and resulting loss of business.

Certain health-related laws and regulations such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), may have an impact on our business. For example, in September 2015 we announced that we intend to offer HIPAA compliant capabilities to certain customers of our corporate wellness offerings who are “covered entities” under HIPAA, which may include our execution of Business Associate Agreements with such covered entities. In addition, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information (“PHI”), under HIPAA and HITECH. If we are unable to comply with the applicable privacy and security requirements under HIPAA and HITECH, or we fail to comply with Business Associate Agreements that we enter into with covered entities, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.

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

The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various U.S. state and federal and foreign agencies, including the U.S. Consumer Product Safety Commission (“CPSC”), FTC, Food and Drug Administration (“FDA”), Federal Communications Commission, and state attorneys general, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products and services are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.

The global nature of our business operations also create various domestic and foreign regulatory challenges and subject us to laws and regulations such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, and our products are also subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. If we become liable under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits, regulatory proceedings, and legislative proposals could harm our brand or otherwise impact the growth of our business. Any costs incurred as a result of compliance or other liabilities under these laws or regulations could harm our business and operating results.

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

To date, we have derived substantially all of our revenue from sales of our wearable devices, and sales of our subscription-based premium services have historically accounted for less than 1% of our revenue.

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of the three months ended April 2, 2016 and April 1, 2017, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. Our inability to successfully sell and market our premium services could deprive us of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

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

Recent or future changes to the U.S. and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, scope of our international operations, and intercompany arrangements with and amongst the subsidiaries within the company group. Our direct and indirect subsidiaries are subject to complex transfer pricing tax regulations administered by taxing authorities in various jurisdictions. Economic and political pressures to increase tax revenue in various jurisdictions may adversely impact various aspects of the existing framework under which our tax obligations are determined in various countries in which we operate. Any changes in the tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, may increase our worldwide effective tax rate, and may adversely affect our financial position, and operating results.

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

We have registered domain names for websites (“URLs”), that we use in our business, such as Fitbit.com. If we are unable to maintain our rights in these domain names, our competitors or other third parties could capitalize on our brand recognition by using these domain names for their own benefit. In addition, although we own the “Fitbit” domain name under various global top level domains such as .com and .net, as well as under various country-specific domains, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the “Fitbit” domain name or other potentially similar URLs. The regulation of domain names in the United States and elsewhere is generally conducted by Internet regulatory bodies and is subject to change. If we lose the ability to use a domain name in a particular country, we may be forced to either incur significant additional expenses to market our solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell our solutions in that country. Either result could substantially harm our business and operating results. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name “Fitbit” in all of the countries in which we currently conduct or intend to conduct business. Further, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies among jurisdictions and is unclear in some jurisdictions. Domain names similar to ours have already been registered in the United States and elsewhere, and we may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our brand or our trademarks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs, divert management attention, and not be decided favorably to us.

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

As part of our business strategy, we may make investments in other companies, products, or technologies. For example, in 2016, we acquired assets from Coin, Pebble, and Vector Watch to enhance the features and functionality of our devices, and accelerate the expansion of our platform and ecosystem. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place strain on our personnel, systems, and resources.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. We are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

In December 2015, we amended and restated our existing revolving credit facility and revolving credit and guarantee agreement into one senior credit facility. We further amended this agreement in May 2017. Our credit agreement restricts our ability to, among other things:

•	use our accounts receivable, inventory, trademarks, and most of our other assets as security in other borrowings or transactions;

•	incur additional indebtedness;

•	sell certain assets;

•	guarantee certain obligations of third parties;

•	declare dividends or make certain distributions; and

•	undergo a merger or consolidation or other transactions.

Our credit agreement requires us to maintain a minimum liquidity reserve. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $5.31 to $51.90 through April 1, 2017. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of April 1, 2017, there were 228.3 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of April 1, 2017, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.2 million shares of Class A common stock and 30.9 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of April 1, 2017 that may be settled for 18.7 million shares of Class A common stock and 0.2 million shares of Class B common stock. All of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of April 1, 2017, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that only the chairman of our board of directors, our chief executive officer, or a majority of our board of directors will be authorized to call a special meeting of stockholders;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the three months ending April 1, 2017.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	First Amendment to Second Amended and Restated Credit Agreement, by and among Fitbit, Inc., the lenders party thereto and Silicon Valley Bank, as administrative agent, dated May 3, 2017.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

FITBIT, INC.

Date:	May 5, 2017	/s/ WILLIAM ZERELLA
William Zerella
Chief Financial Officer (Principal Financial and Accounting Officer)