Form 10-Q
period 2017-07-01
FITBIT INC
filed 2017-08-10
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

As of July 28, 2017, there were 196,384,332 shares of the registrant’s Class A common stock outstanding and 36,547,906 shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our smartwatch and timing of availability;

•	our ability to develop new products and services, improve our existing products and services, or engage or expand our user base;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	trends in revenue, costs of revenue and gross margin;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectation to derive the substantial majority of our revenue from sales of devices;

•	growing our sales of subscription-based services;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	releasing and shipping new products and services, and the timing thereof;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	July 1, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$318,708	$301,320
Marketable securities	357,090	404,693
Accounts receivable, net	216,346	477,825
Inventories	141,504	230,387
Prepaid expenses and other current assets	97,717	66,346
Total current assets	1,131,365	1,480,571
Property and equipment, net	80,135	76,553
Goodwill	51,036	51,036
Intangible assets, net	24,768	27,521
Deferred tax assets	162,899	174,097
Other assets	10,886	10,448
Total assets	$1,461,089	$1,820,226
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,966	$313,773
Accrued liabilities	347,517	390,561
Deferred revenue	44,427	49,904
Income taxes payable	599	7,694
Total current liabilities	476,509	761,932
Other liabilities	59,244	59,762
Total liabilities	535,753	821,694
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	23	23
Additional paid-in capital	911,057	859,345
Accumulated other comprehensive loss	(12,733)	(978)
Retained earnings	26,989	140,142
Total stockholders’ equity	925,336	998,532
Total liabilities and stockholders’ equity	$1,461,089	$1,820,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Revenue	$353,299	$586,528	$652,241	$1,091,884
Cost of revenue	204,054	341,559	384,697	613,160
Gross profit	149,245	244,969	267,544	478,724
Operating expenses:
Research and development	80,543	79,909	168,301	152,157
Sales and marketing	100,732	118,138	191,906	225,189
General and administrative	31,379	37,262	62,125	72,964
Total operating expenses	212,654	235,309	422,332	450,310
Operating income (loss)	(63,409)	9,660	(154,788)	28,414
Interest income, net	193	839	1,289	1,421
Other income (expense), net	303	(463)	836	1,105
Income (loss) before income taxes	(62,913)	10,036	(152,663)	30,940
Income tax expense (benefit)	(4,673)	3,695	(34,344)	13,564
Net income (loss)	$(58,240)	$6,341	$(118,319)	$17,376
Net income (loss) per share:
Basic	$(0.25)	$0.03	$(0.52)	$0.08
Diluted	$(0.25)	$0.03	$(0.52)	$0.07
Shares used to compute net income (loss) per share:
Basic	230,322	218,850	228,788	217,431
Diluted	230,322	242,328	228,788	242,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net income (loss)	$(58,240)	$6,341	$(118,319)	$17,376
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $404, $(245), $202 and $1,469, respectively	(12,629)	5,538	(13,789)	3,005
Less: reclassification for realized net gains included in net income, net of tax expense (benefit) of $(46), $(216), $(8) and $509, respectively	1,430	(407)	1,647	(1,978)
Net change, net of tax	(11,199)	5,131	(12,142)	1,027
Change in foreign currency translation adjustment	585	(88)	314	(160)
Change in unrealized loss on available-for-sale investments, net of tax	9	67	85	126
Less reclassification for realized net gains	(3)	—	(12)	—
Net change, net of tax	6	67	73	126
Comprehensive income (loss)	$(68,848)	$11,451	$(130,074)	$18,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016

Cash Flows from Operating Activities
Net income (loss)	$(118,319)	$17,376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for inventory obsolescence	8,409	665
Depreciation	19,199	13,121
Write-off of property and equipment	5,250	649
Amortization of intangible assets	2,753	1,066
Stock-based compensation	44,459	38,170
Deferred income taxes	16,137	(36,452)
Other	1,428	(700)
Changes in operating assets and liabilities:
Accounts receivable	261,165	91,537
Inventories	81,486	(13,351)
Prepaid expenses and other assets	(50,324)	(16,085)
Fitbit Force recall reserve	(500)	(2,974)
Accounts payable	(216,959)	(39,425)
Accrued liabilities and other liabilities	(43,963)	54,000
Deferred revenue	(5,477)	1,973
Income taxes payable	(1,516)	14,857
Net cash provided by operating activities	3,228	124,427
Cash Flows from Investing Activities
Purchase of property and equipment	(39,817)	(36,745)
Purchases of marketable securities	(317,678)	(392,738)
Sales of marketable securities	13,806	38,814
Maturities of marketable securities	351,144	140,262
Acquisitions, net of cash acquired	—	(5,600)
Net cash provided by (used in) investing activities	7,455	(256,007)
Cash Flows from Financing Activities
Payments of offering costs	—	(1,236)
Proceeds from issuance of common stock	11,407	14,467
Taxes paid related to net share settlement of restricted stock units	(5,234)	(1,107)
Net cash provided by financing activities	6,173	12,124
Net increase (decrease) in cash and cash equivalents	16,856	(119,456)
Effect of exchange rate on cash and cash equivalents	532	(248)
Cash and cash equivalents at beginning of period	301,320	535,846
Cash and cash equivalents at end of period	$318,708	$416,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended July 1, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 91 days in each of the three months ended July 1, 2017 and July 2, 2016, and 182 and 184 days in the six months ended July 1, 2017 and July 2, 2016, respectively.

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

Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K, except for the policies described below and the adoption of Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, discussed below in the section titled “Accounting Pronouncements Recently Adopted.”

Rights of Return, Stock Rotation Rights, and Price Protection

The Company offers limited rights of return, stock rotation rights, and price protection under various policies and programs with its retailer and distributor customers and end-users. Below is a summary of the general provisions of such policies and programs:

•
Retailers and distributors are generally allowed to return products that were originally sold through to an end-user under provisions of their contracts, called “open-box” returns, and such returns may be made at any time after original sale.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company estimates reserves for these policies and programs based on historical experience and records the reserves as a reduction of revenue and accounts receivable. Through July 1, 2017, actual returns have primarily been open-box returns. In addition, through July 1, 2017, the Company has had minimal price protection claims. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow the Company to estimate expected future product returns. The Company reviews the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. The Company then applies the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, the Company also provides a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and records an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

Product Warranty

The Company offers a standard product warranty that its products will operate under normal use for a period of one-year from the date of original purchase, except in the European Union where the Company provides a two-year warranty. The Company has the obligation, at its option, to either repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenues. The estimate of future warranty costs is based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures, if any, that are outside of the Company’s typical experience. The Company regularly review these estimates to assess the appropriateness of its recorded warranty liabilities and adjust the amounts as necessary. Factors that affect the warranty obligation include product failure rates, service delivery costs incurred in correcting the product failures, and warranty policies. The warranty obligation does not consider historical experience of the Fitbit Force product as a separate reserve has been established for the Fitbit Force recall. The Company’s products are manufactured by contract manufacturers, and in certain cases, the Company may have recourse against such contract manufacturers. Should actual product failure rates, use of materials or other costs differ from the Company’s estimates, additional warranty liabilities could be incurred, which could materially affect the Company’s results of operations. The estimates and assumptions used to reserve for product warranty have been accurate in all material respects and have not materially changed in the past.

Non-Monetary Transaction

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash. The Company recorded the transaction based on the estimated fair value of the products exchanged. For the year ended December 31, 2016, the Company recorded $15.0 million of revenue and $7.0 million of associated cost of goods sold upon exchange of the products for advertising credits of $13.0 million and cash of $2.0 million. The $13.0 million of unused advertising credits remaining as of December 31, 2016 were recorded in prepaid expenses and other current assets, and other assets. Such credits are expected to be used over the contractual period of four years, and will be expensed as advertising services are received. During the three and six months ended July 1, 2017, $0.2 million and $0.3 million of credits were utilized, respectively. The Company’s prepaid and other assets related to unused advertising credits as of July 1, 2017 and December 31, 2016 were $12.7 million and $13.0 million, respectively.

Out-of-Period Adjustment

During the first quarter of 2016, the Company identified an error, which resulted in an understatement of income tax expense by $3.0 million for the year ended December 31, 2015. The Company recorded an out-of-period adjustment to correct the error in the quarter ended April 2, 2016. The Company assessed the materiality of this error and concluded the error was not material to the 2015 and 2016 consolidated financial statements, and therefore, recorded the correction in the first quarter of 2016.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”), issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods and services or

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance on identifying performance obligations and licensing implementation. The Company currently expects to adopt the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective transition method. The Company’s implementation team has made progress in its project plan, which includes evaluating customer contracts across the organization, developing policies, processes and tools to report financial results, and implementing and evaluating the Company’s internal controls over financial reporting that will be necessary under the new standard. Although the new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than under existing guidance, the Company believes the new guidance is consistent with its current revenue recognition policy. Therefore, the Company does not currently expect adoption to have a material impact on its consolidated financial statements. The Company is continuing to make progress in evaluating the impact of the adoption and preliminary assessments are subject to change.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. ASU 2016-02 will become effective for the Company on January 1, 2019, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. The Company anticipates that the adoption will have a material impact on its consolidated balance sheets, as it will now include a right of use asset and a lease liability for the obligation to make lease payments related to substantially all operating lease arrangements; however, the Company does not expect the adoption to have a material impact on its consolidated statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 will become effective for the Company on January 1, 2018 with early adoption permitted. The amendments to ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, ASU 2016-09 requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows, rather than being recorded within equity and reflected within financing cash flows. ASU 2016-09 also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 became effective for the Company on January 1, 2017. The adoption of ASU 2016-09 resulted in a cumulative effect adjustment of $4.9 million to increase retained earnings as of January 1, 2017, related to the recognition of previously unrecognized excess tax benefits using the modified retrospective method. The Company elected to apply the change in presentation of excess tax benefits in the condensed consolidated statement of cash flows retrospectively, which resulted in an increase in net cash provided by operations and a decrease in net cash provided by financing activities of $16.3 million for the six months ended July 1, 2016.  The Company also elected to make an accounting policy change to recognize forfeitures starting on January 1, 2017 on a prospective basis.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	July 1, 2017
	Level 1	Level 2	Total

Assets:
Money market funds	$161,762	$—	$161,762
U.S. government agencies	—	39,961	39,961
Corporate debt securities	—	353,046	353,046
Derivative assets	—	361	361
Total	$161,762	$393,368	$555,130
Liabilities:
Derivative liabilities	$—	$13,869	$13,869

	December 31, 2016
	Level 1	Level 2	Total

Assets:
Money market funds	$50,125	$—	$50,125
U.S. government agencies	—	86,526	86,526
Corporate debt securities	—	390,286	390,286
Derivative assets	—	10,625	10,625
Total	$50,125	$487,437	$537,562
Liabilities:
Derivative liabilities	$—	$3,780	$3,780

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

There were no Level 3 assets or liabilities as of July 1, 2017 and December 31, 2016. There have been no transfers between fair value measurement levels during the three and six months ended July 1, 2017 and July 2, 2016.

3.    Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Because the Company views marketable securities as available to support current operations as needed, it has classified all available-for-sale securities as current assets. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income (expense), net, as incurred.

Investments are reviewed periodically to identify potential other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables below because the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to, or beyond, the initial cost of investment for these securities.

The following table sets forth cash, cash equivalents and marketable securities as of July 1, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$121,029	$—	$—	$121,029	$121,029	$—
Money market funds	161,762	—	—	161,762	161,762	—
U.S. government agencies	39,974	1	(14)	39,961	21,926	18,035
Corporate debt securities	353,108	64	(126)	353,046	13,991	339,055
Total	$675,873	$65	$(140)	$675,798	$318,708	$357,090

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$179,076	$—	$—	$179,076	$179,076	$—
Money market funds	50,125	—	—	50,125	50,125	—
U.S. government agencies	86,533	8	(15)	86,526	—	86,526
Corporate debt securities	390,466	24	(204)	390,286	72,119	318,167
Total	$706,200	$32	$(219)	$706,013	$301,320	$404,693

The gross unrealized gains or losses on marketable securities as of July 1, 2017 and December 31, 2016 were not material. There were no available-for-sale investments as of July 1, 2017 and December 31, 2016 that have been in a continuous unrealized loss position for greater than 12 months.

The following table classifies marketable securities by contractual maturities (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	July 1, 2017	December 31, 2016

Due in one year	$340,293	$355,152
Due in one to two years	16,797	49,541
Total	$357,090	$404,693

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

The Company periodically assesses the effectiveness of its cash flow hedges. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. The Company records the gains or losses, net of tax, related to the effective portion of its cash flow hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. The Company records the gains or losses related to the ineffective and excluded time value portion of the cash flow hedges, if any, immediately in other income (expense), net. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income (loss) would immediately be reclassified to other income (expense), net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows.

The Company had outstanding contracts with a total notional amount of $229.5 million and $0 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of July 1, 2017, and $20.0 million and $20.9 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of December 31, 2016.

Balance Sheet Hedges

The Company enters into foreign exchange contracts to hedge certain monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value, do not qualify for hedge accounting treatment, and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net, and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities.

The Company had outstanding balance sheet hedges with a total notional amount of $59.8 million and $177.0 million as of July 1, 2017 and December 31, 2016, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

		July 1, 2017		December 31, 2016
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Cash flow designated hedges	Prepaid expenses and other current assets	$—	$—	$813	$—
Cash flow designated hedges	Accrued liabilities	—	12,081	—	1,428
Hedges not designated	Prepaid expenses and other current assets	361	—	9,812	—
Hedges not designated	Accrued liabilities	—	1,788	—	2,352
Total fair value of derivative instruments		$361	$13,869	$10,625	$3,780

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI – effective portion		$(13,029)	$5,783	$(13,987)	$1,535
Loss reclassified from OCI into income – effective portion	Revenue	(1,035)	(1,380)	(280)	(1,550)
Gain (loss) reclassified from OCI into income – effective portion	Operating expenses	(440)	1,393	(1,405)	2,408
Gain (loss) recognized in income – ineffective portion	Other income (expense), net	—	(95)	21	(185)

Gain recognized in income – excluded time value portion	Other income (expense), net	660	—	843	—

Foreign exchange balance sheet hedges:
Loss recognized in income	Other income (expense), net	(3,547)	(72)	(6,776)	(209)

As of July 1, 2017, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into revenue and operating expense within the next 12 months.

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

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of July 1, 2017 and December 31, 2016 (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
July 1, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$361	$—	$361	$361	$—	$—
Foreign exchange contracts liabilities	$13,869	$—	$13,869	$361	$—	$13,508

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$10,625	$—	$10,625	$3,780	$—	$6,845
Foreign exchange contracts liabilities	$3,780	$—	$3,780	$3,780	$—	$—

4.    Balance Sheet Components

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Beginning balances	$68,317	$55,875	$98,851	$74,045
Increases	48,285	85,335	89,911	119,550
Returns taken	(65,082)	(60,933)	(137,242)	(113,318)
Ending balances	$51,520	$80,277	$51,520	$80,277

Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	July 1, 2017	December 31, 2016

Components	$5,270	$1,035
Finished goods	136,234	229,352
Total inventories	$141,504	$230,387

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 1, 2017	December 31, 2016

Prepaid income taxes	$65,442	$481
POP displays, net	5,436	22,804
Prepaid marketing	3,251	5,764
Derivative assets	361	10,625
Other	23,227	26,672
Total prepaid expenses and other current assets	$97,717	$66,346

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	July 1, 2017	December 31, 2016

Tooling and manufacturing equipment	$50,736	$60,944
Furniture and office equipment	16,416	14,424
Purchased and internally-developed software	14,648	12,032
Leasehold improvements	37,107	28,489
Total property and equipment	118,907	115,889
Less: Accumulated depreciation and amortization	(38,772)	(39,336)
Property and equipment, net	$80,135	$76,553

Goodwill and Intangible Assets

The carrying amount of goodwill was $51.0 million as of July 1, 2017 and December 31, 2016. See Note 11 for additional information.

The carrying amounts of the intangible assets as of July 1, 2017 and December 31, 2016 were as follows (in thousands, except useful life). In-process research and development is not amortized until the completion or abandonment of the related development.

	July 1, 2017			December 31, 2016			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$26,092	$(5,885)	$20,207	$26,092	$(3,247)	$22,845	4.2
Trademarks and other	1,150	(529)	621	1,278	(542)	736	2.8
Total finite-lived intangible assets subject to amortization, net	27,242	(6,414)	20,828	27,370	(3,789)	23,581
In-process research and development	3,940	—	3,940	3,940	—	3,940
Total intangible assets, net	$31,182	$(6,414)	$24,768	$31,310	$(3,789)	$27,521

Total amortization expense related to intangible assets was $1.4 million and $0.5 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and $2.8 million and $1.1 million for the six months ended July 1, 2017 and July 2, 2016, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after July 1, 2017 is as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Cost of Revenue	Operating Expenses	Total

Remaining 2017	$2,638	$115	$2,753
2018	5,276	230	5,506
2019	4,496	230	4,726
2020	3,716	46	3,762
2021	3,716	—	3,716
Thereafter	365	—	365
Total finite-lived intangible assets, net	$20,207	$621	$20,828

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	July 1, 2017	December 31, 2016

Product warranty	$72,761	$99,923
Accrued manufacturing expense and freight	60,826	75,579
Accrued sales incentives	64,281	74,181
Accrued sales and marketing	24,495	41,948
Accrued co-op advertising and marketing development funds	17,992	40,002
Sales taxes and VAT payable	20,263	8,891
Employee related liabilities	19,716	13,934
Inventory received but not billed	13,981	7,363
Accrued legal fees	10,336	3,963
Derivative liabilities	13,869	3,780
Other	28,997	20,997
Accrued liabilities	$347,517	$390,561

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Beginning balances	$90,459	$50,669	$99,923	$40,212
Charged to cost of revenue	(1,595)	64,211	17,342	101,452
Changes related to pre-existing warranties	4,913	(487)	2,473	(487)
Settlement of claims	(21,016)	(37,552)	(46,977)	(64,336)
Ending balances	$72,761	$76,841	$72,761	$76,841

(1)
Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “—Fitbit Force Recall Reserve” in the Company’s Annual Report on Form 10-K for additional information regarding such reserves.

In the first quarter of 2017, the Company corrected the allocation of customer support costs and freight and fulfillment to the amounts reported in “Charged to cost of revenue” and “Settlement of claims.” Those costs are included in the beginning and ending balances. Further, the Company does not consider this adjustment to be material and there was no impact to its condensed consolidated balance sheets and statements of operations.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Restructuring

In January 2017, the Company announced cost-efficiency measures to be implemented in 2017 that include realigning sales and marketing spend and improved optimization of research and development investments. In addition, the Company announced a reorganization, including a reduction in workforce. This reorganization impacted approximately 110 employees, or approximately 6% of the Company’s global workforce. The Company recorded $6.4 million in total restructuring expenses, substantially all of which were severance and related costs, in the first quarter of 2017. The Company anticipates that it will substantially complete the reorganization by the end of the third quarter of 2017.

The restructuring reserve activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Beginning balance	$2,352	$—	$—	$—
Restructuring charges	—	—	6,375	—
Cash paid	(1,330)	—	(4,625)	—
Other - noncash	—	—	(728)	—
Ending balance	$1,022	$—	$1,022	$—

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total

Balance at December 31, 2016	$(477)	$(314)	$(187)	$(978)
Other comprehensive income (loss) before reclassifications	(13,789)	314	85	(13,390)
Amounts reclassified from AOCI	1,647	—	(12)	1,635
Other comprehensive income (loss)	(12,142)	314	73	(11,755)
Balance at July 1, 2017	$(12,619)	$—	$(114)	$(12,733)

5.    Long-Term Debt

2015 Credit Agreement

In December 2015, the Company entered into a second amended and restated credit agreement (the “Senior Facility”) that allowed the Company to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. As of July 1, 2017, there were no outstanding borrowings under the Senior Facility. As of July 1, 2017, the Company had outstanding letters of credit totaling $38.0 million, issued to cover various security deposits on its facility leases.

On May 3, 2017, the Company entered into a first amendment to the Senior Facility (the “First Amendment”), pursuant to which the aggregate amount the Company can borrow under the Senior Facility was reduced from $250.0 million to $100.0 million, with up to $50.0 million available for the issuance of letters of credit and up to $25.0 million available for swing line loans. In addition, pursuant to the First Amendment, the applicable margin in respect of the interest rates under the Senior Facility were amended to be based on the Company’s level of liquidity (defined as the sum of the Company’s aggregate cash holdings and the amount available under its revolving commitments) and range from, with respect to Alternate Base Rate loans, 0.5% to 1.0%, and, with respect to LIBOR loans, 1.5% to 2.0%. Among other changes, the First Amendment also removed the fixed charge coverage ratio covenant and the consolidated leverage ratio covenant, and added a general liquidity covenant requiring the Company to

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

maintain liquidity of at least $200.0 million in unrestricted cash, of which $100.0 million in cash or cash equivalents must be held in accounts subject to control agreements with, and maintained by, Silicon Valley Bank or its affiliates. The Company was in compliance with the financial covenants under the Senior Facility as of July 1, 2017.

Letters of Credit

As of July 1, 2017 and December 31, 2016, the Company had outstanding letters of credit totaling $38.0 million issued to cover various security deposits on the Company’s facility leases.

6.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2017 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases. Future minimum payments under the Company’s noncancelable lease agreements as of July 1, 2017 were $281.0 million.

Legal Proceedings

Jawbone. On May 27, 2015, Aliphcom, Inc. d/b/a Jawbone (“Jawbone”) filed a lawsuit in the Superior Court of California in the County of San Francisco against the Company and certain of its employees who were formerly employed by Jawbone, alleging trade secret misappropriation and unfair and unlawful business practices against all defendants, and alleging breach of contract and breach of implied covenant of good faith and fair dealing against the employee defendants. The complaint seeks unspecified damages, including punitive damages and injunctive relief. On June 23, 2016, Jawbone filed a Second Amended Complaint, adding an additional employee defendant and related allegations. The trial is currently scheduled for April 30, 2018.
On June 10, 2015, Jawbone and BodyMedia, Inc., a wholly-owned subsidiary of Jawbone (“BodyMedia”), filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging that the Company infringes certain U.S. patents. The complaint seeks unspecified compensatory damages and attorneys’ fees from the Company and to permanently enjoin the Company from making, manufacturing, using, selling, importing, or offering the Company’s products for sale. The lawsuit has been stayed pending resolution of the investigation in the U.S. International Trade Commission (the “ITC”).
On July 7, 2015, Jawbone and BodyMedia filed a complaint with the ITC requesting an investigation into purported violations of the Tariff Act of 1930 by the Company and Flextronics International Ltd. and Flextronics Sales and Marketing (A-P) Ltd. The complaint makes the same patent infringement and trade secret misappropriation claims as the two earlier cases. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of the infringing products. The ITC instituted the investigation on August 17, 2015. As a result of motions, all of the patent infringement claims were dismissed from the case. A trial on the trade secrets allegations took place from May 9 to May 17, 2016. On August 23, 2016, the administrative law judge concluded that the Company did not misappropriate any Jawbone trade secrets. On October 20, 2016, the ITC terminated the investigation in the ITC. Jawbone has appealed the dismissal of the patent infringement claims to the Federal Circuit. Oral argument has not yet been scheduled.
On September 3, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe certain U.S. patents. This case has been transferred to the U.S. District Court for the Northern District of California. The trial is currently scheduled for July 13, 2020. On September 8, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the Northern District of California, asserting that Jawbone’s activity trackers infringe certain U.S. patents. No trial date has been set. On October 29, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe certain U.S. patents. That case has also been transferred to the U.S. District Court for the Northern District of California. No trial date has been set.
On November 2, 2015, the Company filed a complaint with the ITC requesting an investigation into violations of the Tariff Act of 1930 by Jawbone and Body Media. The complaint asserts that Jawbone’s products infringe certain U.S. patents. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of infringing products. The

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

ITC instituted the investigation on December 1, 2015. On December 23, 2016, the Company filed a motion to terminate the investigation, and the ITC terminated the investigation on February 1, 2017.
On August 12, 2016, the Company was notified by Jawbone that Jawbone had received a confidential subpoena from the U.S. Attorney’s Office for the Northern District of California requesting certain of the Company’s confidential business information that appeared to be related to Jawbone’s allegations of trade secret misappropriation. On February 17, 2017, the Company received a subpoena from the same office. The Company is cooperating with the U.S. Attorney’s Office.
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
Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On January 31, 2017, plaintiffs filed a motion for class certification. A ruling on this matter has not yet issued. On April 20, 2017, the Company filed a motion for summary judgment. The hearing on this motion is scheduled for August 31, 2017. All other dates, including the prior trial date of July 10, 2017, have been vacated.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of California, alleging that the PurePulse® heart rate tracking technology does not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims as well as violations of various states’ false advertising and unfair competition statutes, and seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the plaintiffs filed a Consolidated Master Class Action Complaint and, on May 19, 2016, filed an Amended Consolidated Master Class Action Complaint. On January 9, 2017, the Company filed a motion to compel arbitration, and is currently awaiting a ruling from the Court.
The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.
Securities Litigation. On January 11, 2016, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming as defendants the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (the “IPO”). On May 10, 2016, the Court appointed the Fitbit Investor Group (consisting of five individual investors) as lead plaintiff, and an Amended Complaint was filed on July 1, 2016. Plaintiffs allege violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about the Company’s products between October 27, 2014 and November 23, 2015. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities (i) on the open market between June 18, 2015 and May 19, 2016; and/or (ii) pursuant to or traceable to the IPO. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper.
On April 28, 2016, a putative class action lawsuit alleging violations of the Securities Act was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, certain of its officers and directors, the underwriters of the IPO, and a number of its investors. Plaintiffs allege that the IPO registration statement contained material misstatements about the

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Company’s products. Plaintiffs seek to represent a class of persons who purchased the Company’s common stock in and/or traceable to the IPO and/or the November 2015 follow-on public offering (the “Secondary Offering”). Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 17, 2016, a similar class action lawsuit was filed in the Superior Court of California, County of San Francisco. The cases have now been consolidated in the County of San Francisco. On April 7, 2017, the Court granted a motion to dismiss the Section 11 claim based on the Secondary Offering and stayed the cases.
On November 11, 2016, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California derivatively on behalf of the Company naming as defendants certain of its officers and directors and as a nominal defendant the Company. Plaintiffs allege breach of fiduciary duty based on the same set of alleged facts in the federal and state securities class action litigation. On February 3, 2017, a second derivative lawsuit was filed in the U.S. District Court for the District of Delaware on the same allegations. Both Courts have ordered a stay in these two cases.
On June 1, 2017 and June 9, 2017, two additional derivative complaints were filed in the Delaware Court of Chancery. Plaintiffs allege breach of fiduciary duty misappropriation of information against certain defendants who sold shares in the IPO and/or the Secondary Offering. On June 27, 2017, a fifth derivative lawsuit was filed in the U.S. District Court for the Northern District of California on the same allegations.
On June 27, 2017, an individual investor lawsuit alleging violations of the Securities Act and state law claims for statutory fraud and unfair business practice was filed in the Superior Court of California, County of Alameda, naming as defendants the Company and certain of its officers. The allegations are based on the same set of alleged facts in the federal and state securities class action litigation.
The Company believes that the plaintiffs’ allegations in these actions are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.
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

7.    Stock Plan

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Option Exchange

On April 13, 2017, the Company filed its definitive proxy statement, submitting to stockholders a proposal for a stock option exchange program (the “Program”). The Program would allow the Company employees, including its executive officers other than its President, Chief Executive Officer, and Chairman, Chief Technology Officer, and Chief Financial Officer (“Eligible Employees”), to exchange out-of-the-money or “underwater” options to purchase shares of the Company’s Class A common stock or Class B common stock currently held by such Eligible Employees for a lesser number of restricted stock units (“RSUs”) that may be settled for shares of its Class A common stock, (“New RSUs”), under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Each New RSU represents an unfunded right to receive one share of the Company’s Class A common stock on a date in the future, which generally is the date on which the New RSU will vest. Eligible Employees participating in the Program would receive one New RSU for every two “out-of-the-money” options that they exchange. The New RSUs would generally vest over the remaining vesting period of the exchanged option (subject to a one-year minimum vesting period). None of the members of the Company’s board of directors were eligible to participate in the Program. On May 25, 2017, the Company’s stockholders approved the Program at the 2017 Annual Meeting of Stockholders. The Company subsequently commenced the Program by filing a tender offer statement on Schedule TO with the SEC on June 21, 2017. The Program expired on July 19, 2017, additional details of which are discussed in Note 12.

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and RSUs granted under the 2007 Plan would remain subject to the terms of the 2007 Plan. As of July 1, 2017, 14.3 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

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

Stock Options

Stock option activity under the equity incentive plans was as follows:

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
	(in thousands)		(in thousands)
Balance—December 31, 2016	34,454	$3.85
Granted	—
Exercised	(3,850)	$1.32
Forfeited or canceled	(2,562)	$7.26
Balance—July 1, 2017	28,042	$3.88	$85,564

Stock options exercisable—July 1, 2017	20,405	$3.08	$72,752
Stock options vested and expected to vest—July 1, 2017	27,831	$3.87	$85,240

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of July 1, 2017 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $5.31 as of June 30, 2017.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2016	11,578	$16.85
Granted	9,929	5.75
Vested	(2,354)	15.69
Forfeited or canceled	(2,712)	13.86
Unvested balance—July 1, 2017	16,441	10.81

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Cost of revenue	$1,492	$1,084	$1,510	$2,393
Research and development	12,648	11,725	27,333	22,118
Sales and marketing	3,987	2,927	7,622	5,462
General and administrative	3,839	4,664	7,994	8,197
Total stock-based compensation expense	$21,966	$20,400	$44,459	$38,170

As of July 1, 2017, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $267.9 million, which the Company expects to recognize over an estimated weighted average period of 2.3 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three and six months ended July 1, 2017, the Company recorded a benefit for income taxes of $(4.7) million and $(34.3) million, respectively, for an effective tax rate of 7.4% and 22.5%, respectively. The effective tax rate for the six months ended July 1, 2017 was different than the statutory federal tax rate, primarily due to research and development credits, non-deductible stock-based compensation expense, unrecognized tax benefits, the reduction in the domestic production activities deduction in prior periods on account of current year operating losses carried back to refund prior period taxes, the impact of a valuation allowance of approximately $10.5 million recorded against certain of the Company’s deferred tax assets, and the mix of income between U.S. and foreign jurisdictions.

The Company regularly assesses whether it is more likely than not that it will realize its deferred tax assets in each jurisdiction in which it operates. In performing this assessment, the Company reviews all available evidence, including recent cumulative earnings experience and expectations of future earnings, the carryforward periods available to it for tax reporting purposes, and other relevant factors.

As of July 1, 2017, the Company has net deferred tax assets of $163 million. At this time, the Company believes it is more likely than not that it will realize these deferred tax assets; however, if the Company is not able to generate sufficient taxable income from its operations, a substantial valuation allowance to reduce its deferred tax assets may be required, which would materially affect its operating results. Specifically, unless the Company is able to generate sufficient taxable income from its U.S. operations, a substantial valuation allowance to reduce its U.S. deferred tax assets may be required, which would materially increase its tax expense in the period the allowance is recognized and materially adversely affect its results of operations and statement of financial condition. The Company’s judgment regarding future profitability may change due to future market conditions, changes

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made. The actual amount of any valuation allowance will depend on the value of the Company’s deferred tax assets at that time, and its ability to monetize these assets through loss carry-back claims or other strategies.

For the three and six months ended July 2, 2016, the Company recorded an expense for income taxes of $3.7 million and $13.6 million, respectively, for an effective tax rate of 36.8% and 43.8%, respectively. The effective tax rate for the six months ended July 2, 2016 was higher than the statutory federal tax rate due to the effect of an out-of-period adjustment recorded in the three months ended April 2, 2016, a change in mix of income between U.S. and foreign jurisdictions, and unrecognized tax benefits.

As of July 1, 2017, the total amount of gross unrecognized tax benefits was $37.3 million, of which $32.3 million would affect the effective tax rate if recognized. The Company does not have any tax positions as of July 1, 2017 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

The Company adopted ASU 2016-09 effective January 1, 2017. Adoption of ASU 2016-09 resulted in the recognition of net stock compensation shortfalls in the Company’s provision for income taxes rather than paid-in capital of $1.2 million and $4.0 million for the three and six months ended July 1, 2017, respectively. These expenses are recorded discretely in the quarter.  The Company’s effective tax rate will fluctuate based upon its stock price and the amount of stock options exercised and equity awards vested in a particular quarter.

9.    Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net income (loss)	$(58,240)	$6,341	$(118,319)	$17,376

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	230,322	218,850	228,788	217,431
Effect of dilutive securities	—	23,478	—	24,722
Weighted-average shares of common stock—diluted for Class A and Class B	230,322	242,328	228,788	242,153
Net income (loss) per share:
Basic	$(0.25)	$0.03	$(0.52)	$0.08
Diluted	$(0.25)	$0.03	$(0.52)	$0.07

The following potentially dilutive common shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Stock options to purchase common stock	19,074	3,861	20,924	3,548
RSUs	9,929	4,256	10,066	3,884
Diluted impact of ESPP	70	—	152	—
Diluted common stock subject to vesting	110	—	120	—
Total	29,183	8,117	31,262	7,432

10.    Significant Customer Information and Other Information

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three and six months ended July 1, 2017 and July 2, 2016 were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

A	11%	16%	11%	17%
B	*	14	*	12
C	14	14	12	13
* Represents less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at July 1, 2017 and December 31, 2016 were as follows:

	July 1, 2017	December 31, 2016

C	19%	19%
A	19	16
D	*	12
B	12	*

* Represents less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

United States	$199,201	$445,192	$369,621	$796,877
Americas excluding United States	24,412	27,375	44,380	50,769
Europe, Middle East, and Africa	108,601	99,471	196,373	174,195
APAC	21,085	14,490	41,867	70,043
Total	$353,299	$586,528	$652,241	$1,091,884

As of July 1, 2017 and December 31, 2016, long-lived assets, which represent property and equipment, located outside the United States were $25.0 million and $30.1 million, respectively.

11.   Acquisitions

2016 Acquisitions

In December 2016, the Company completed a purchase of certain assets from Pebble Industries, Inc., a privately-held company (“Pebble”), which was accounted for as a business combination, for total cash consideration of $23.4 million, of which $9.6 million was allocated to developed technology intangible assets, $14.4 million to goodwill, and $0.6 million to assumed liabilities. Approximately $3.5 million of the consideration payable to Pebble was held as partial security for certain indemnification obligations, and will be held back for payment until March 2018. The acquisition is expected to enhance the features and functionality of the Company’s devices. The amortization period of the acquired developed technology is approximately 5 years. Goodwill is deductible for tax purposes.

In December 2016, the Company completed a purchase of certain assets from Vector Watch S.R.L., a privately-held company (“Vector Watch”), which was accounted for as a business combination, for total cash consideration of $15.0 million, of which $3.9

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

million was allocated to developed technology intangible assets, $11.4 million to goodwill, and $0.3 million to assumed liabilities. Approximately $2.3 million of the consideration payable to Vector Watch was held as partial security for certain indemnification obligations, and will be held back for payment until December 2018. The acquisition is expected to enhance the features and functionality of the Company’s devices. The amortization period of the acquired developed technology is approximately 2.5 years. Goodwill is deductible for tax purposes.

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

12.   Subsequent Event

Stock Option Exchange

As discussed in Note 7. Stock Plan, the Program expired on July 19, 2017. A total of 3.7 million “underwater” stock options were tendered by the Eligible Employees, representing approximately 85% of the stock options eligible for exchange. On July 20, 2017, the Company granted an aggregate of 1.8 million New RSUs under the 2015 Plan in exchange for the “underwater” stock options tendered. The completion of the Program resulted in total incremental unrecognized stock-based compensation expense of approximately $9.5 million, to be recognized over the greater of one year or the remaining vesting service period of the tendered stock options.

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

We generate substantially all of our revenue from sales of wearable devices. We sell our products in over 55,000 retail stores and in 65 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We seek to continue to build global brand awareness, increase product adoption, and drive sales through our sales and marketing efforts. We intend to continue to significantly invest in these sales and marketing efforts in the future.

The following are financial highlights for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Revenue	$353,299	$586,528	$652,241	$1,091,884
Net income (loss)	$(58,240)	$6,341	$(118,319)	$17,376
Adjusted EBITDA	$(28,172)	$48,322	$(80,475)	$93,433
Devices sold	3,373	5,673	6,329	10,515

See the section titled “—Key Business Metrics” for additional information regarding devices sold and adjusted EBITDA, including a reconciliation of adjusted EBITDA to net income.

In January 2017, we announced cost-efficiency measures to be implemented in 2017 that include realigning sales and marketing spend and improved optimization of research and development investments. In addition, we announced a reorganization, including a reduction in workforce. This reorganization impacted approximately 110 employees, or approximately 6% of our global workforce. We recorded $6.4 million in total restructuring expenses in the first quarter of 2017. We anticipate that we will substantially complete the reorganization by the end of the third quarter of 2017.

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

We define adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, restructuring expense, litigation expense (credit) related to the litigation matters with Aliphcom, Inc. d/b/a Jawbone (“Jawbone”), the impact of the Fitbit Force recall, interest income, net, and income tax expense (benefit). We began excluding Jawbone-related litigation expense (credit) in the second quarter of 2016 because we do not believe these expenses (credits) have a direct correlation to the operations of our business and because of the singular nature of the claims underlying the Jawbone litigation matters.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income (loss)	$(58,240)	$6,341	$(118,319)	$17,376
Stock-based compensation expense	21,966	20,400	43,731	38,170
Depreciation and intangible assets amortization	11,435	7,178	21,952	14,186
Restructuring	—	—	6,375	—
Litigation expense	1,533	11,558	1,419	11,558
Impact of Fitbit Force recall	—	(11)	—	—
Interest income, net	(193)	(839)	(1,289)	(1,421)
Income tax expense (benefit)	(4,673)	3,695	(34,344)	13,564
Adjusted EBITDA	$(28,172)	$48,322	$(80,475)	$93,433

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

The following table presents a reconciliation of net cash provided by operating activities to non-GAAP free cash flow (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Net cash provided by operating activities	$3,228	$124,427
Purchase of property and equipment	(39,817)	(36,745)
Non-GAAP free cash flow	$(36,589)	$87,682
Net cash provided by (used in) investing activities	$7,455	$(256,007)
Net cash provided by financing activities	$6,173	$12,124

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

Interest Income, Net

Interest income, net, consists of interest income earned on our cash and cash equivalents and marketable securities, interest expense associated with our debt financing arrangements, and amortization of debt issuance costs.

Other Income (Expense), Net

Other income (expense), net, primarily consists of foreign currency gains and losses.

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

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$353,299	$586,528	$652,241	$1,091,884
Cost of revenue(1)	204,054	341,559	384,697	613,160
Gross profit	149,245	244,969	267,544	478,724
Operating expenses:
Research and development(1)	80,543	79,909	168,301	152,157
Sales and marketing(1)	100,732	118,138	191,906	225,189
General and administrative(1)	31,379	37,262	62,125	72,964
Total operating expenses	212,654	235,309	422,332	450,310
Operating income (loss)	(63,409)	9,660	(154,788)	28,414
Interest income, net	193	839	1,289	1,421
Other income (expense), net	303	(463)	836	1,105
Income (loss) before income taxes	(62,913)	10,036	(152,663)	30,940
Income tax expense (benefit)	(4,673)	3,695	(34,344)	13,564
Net income (loss)	$(58,240)	$6,341	$(118,319)	$17,376

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)
Cost of revenue	$1,492	$1,084	$1,510	$2,393
Research and development	12,648	11,725	27,333	22,118
Sales and marketing	3,987	2,927	7,622	5,462
General and administrative	3,839	4,664	7,994	8,197
Total stock-based compensation expense	$21,966	$20,400	$44,459	$38,170

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	58	58	59	56
Gross profit	42	42	41	44
Operating expenses:
Research and development	23	14	26	14
Sales and marketing	28	20	29	20
General and administrative	9	6	10	7
Total operating expenses	60	40	65	41
Operating income (loss)	(18)	2	(24)	3
Interest income, net	—	—	—	—
Other income (expense), net	—	—	—	—
Income (loss) before income taxes	(18)	2	(24)	3
Income tax expense (benefit)	(6)	1	(8)	1
Net income (loss)	(12)%	1%	(16)%	2%

Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 1, 2017	July 2, 2016	$	%	July 1, 2017	July 2, 2016	$	%
Revenue	$353,299	$586,528	$(233,229)	(40)%	$652,241	$1,091,884	$(439,643)	(40)%

Revenue decreased $233.2 million, or 40%, from $586.5 million for the three months ended July 2, 2016 to $353.3 million for the three months ended July 1, 2017. Second quarter 2017 results continued to reflect lower demand compared to the same period in 2016 for our connected fitness devices, primarily in the United States. The decrease was primarily due to a 41% decline in the number of devices sold, from 5.7 million in the three months ended July 2, 2016 to 3.4 million in the three months ended July 1, 2017. The decrease was offset in part by a 2% increase in average selling price of our devices, from $99 for the three months ended July 2, 2016 to $101 for the three months ended July 1, 2017, primarily driven by favorable product mix during the period. Revenue from new product introductions (“NPI”), defined as new products shipped in the past 12 months as of July 1, 2017, decreased by 9% to $286.5 million, or 81% of revenue, in the three months ended July 1, 2017, compared to the same period in the prior fiscal year. NPI revenue for the quarter ended July 1, 2017 included Fitbit Alta HR, Fitbit Charge 2 and Fitbit Flex 2. NPI revenue for the quarter ended July 2, 2016 included Fitbit Blaze and Fitbit Alta. Revenue from our direct channel, Fitbit.com, increased from $35.8 million in the three months ended July 2, 2016 to $47.9 million in the three months ended July 1, 2017.

Revenue decreased $439.6 million, or 40%, from $1,091.9 million for the six months ended July 2, 2016 to $652.2 million for the six months ended July 1, 2017. First half 2017 results also continue to reflect lower demand for connected fitness devices, compared to the same period in 2016, primarily in the United States. A substantial majority of the decrease was due to a decrease in the number of devices sold, from 10.5 million in the six months ended July 2, 2016 to 6.3 million in the six months ended July 1, 2017. The decrease was also due to a 1% decrease in average selling price of our devices, from $100 for the six months ended July 2, 2016 to $99 for the six months ended July 1, 2017, primarily driven by price protection on certain products, rebates, product mix changes, and a decrease in NPI revenue. NPI revenue decreased by 6% to $536.5 million, or 82% of revenue, in the six months ended July 1, 2017, compared to the same period in the prior fiscal year. Revenue from our direct channel, Fitbit.com, increased from $69.3 million in the six months ended July 2, 2016 to $85.6 million in the six months ended July 1, 2017. Demand increased during the six months ended July 1, 2017, which resulted in sell-through shipments exceeding sell-in shipments and channel inventory achieving an appropriate level as of July 1, 2017. We believe that the excess channel inventory had a negative effect on our revenue during the three and six months ended July 1, 2017, compared to the same periods in the prior year.

U.S. revenue, based on ship-to destinations, decreased $246.0 million, or 55%, from $445.2 million for the three months ended July 2, 2016 to $199.2 million for the three months ended July 1, 2017. International revenue, based on ship-to destinations, increased $12.8 million, or 9%, from $141.3 million for the three months ended July 2, 2016 to $154.1 million for the three months ended July 1, 2017, primarily due to a 46% increase in revenue in the APAC region and a 9% increase in revenue in the EMEA region.

U.S. revenue decreased $427.3 million, or 54%, from $796.9 million for the six months ended July 2, 2016 to $369.6 million for the six months ended July 1, 2017. International revenue decreased $12.4 million, or 4%, from $295.0 million for the six months ended July 2, 2016 to $282.6 million for the six months ended July 1, 2017, primarily due to a 40% decrease in revenue in the APAC region, partially offset by a 13% increase in revenue in the EMEA region.

For the remainder of 2017, we expect revenue to decrease as compared to the same period in 2016, primarily due to the slowdown in demand for fitness trackers particularly in the U.S market.

Cost of Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 1, 2017	July 2, 2016	$	%	July 1, 2017	July 2, 2016	$	%
Cost of revenue	$204,054	$341,559	$(137,505)	(40)%	$384,697	$613,160	$(228,463)	(37)%
Gross profit	149,245	244,969	(95,724)	(39)	267,544	478,724	(211,180)	(44)
Gross margin	42%	42%			41%	44%

Cost of revenue decreased $137.5 million, or 40%, from $341.6 million for the three months ended July 2, 2016 to $204.1 million for the three months ended July 1, 2017 and decreased $228.5 million, or 37%, from $613.2 million for the six months ended July 2, 2016 to $384.7 million for the six months ended July 1, 2017. The decreases during both periods was primarily due to declines of 41% and 40% in the number of devices sold during the three and six months ended July 1, 2017, respectively, compared to the same periods in the prior year. Gross margin remained relatively constant at 42% for the three months ended July 1, 2017 compared to the three months ended July 2, 2016, and declined to 41% for the six months ended July 1, 2017 from 44% for the six months ended July 2, 2016. Gross margin during the three months ended July 1, 2017 was positively impacted by an increase in our average selling price due to a favorable product mix along with lower warranty costs, offset by increase in expenses related to excess manufacturing capacity, price protection offered on certain products, rebates, and excess and obsolete inventory write-downs for certain legacy products. The decline in gross margin for the six months ended July 1, 2017 was primarily due to unfavorable product mix, increase in expenses related to excess manufacturing capacity, excess and obsolete inventory write-downs for certain legacy products, price protection offered on certain products and rebates which reduced our average selling price during the period, offset in part by lower warranty costs.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 1, 2017	July 2, 2016	$	%	July 1, 2017	July 2, 2016	$	%
Research and development	$80,543	$79,909	$634	1%	$168,301	$152,157	$16,144	11%

Research and development expenses for the three months ended July 1, 2017 remained relatively constant compared to the same period in 2016. Increases of $4.0 million in personnel-related expenses due to a 6% increase in headcount, offset by a decrease of $4.3 million in consulting and contractor expenses.

Research and development expenses increased $16.1 million, or 11%, from $152.2 million for the six months ended July 2, 2016 to $168.3 million for the six months ended July 1, 2017. The increase was primarily due to a $20.8 million increase in personnel-related expenses due to a 18% increase in headcount, a $4.8 million increase in allocated overhead, and a $2.1 million increase in expenses for third-party hosting services, partially offset by a $8.3 million decrease in consulting and contractor expenses and a $2.3 million decrease in tooling and prototype materials.

For the remainder of 2017, we expect our research and development expenses to increase in absolute dollars and as a percentage of revenue as compared to the same period in 2016. The increase is expected to be at a slower rate than historical periods due to our efforts to optimize research and development investments.

Sales and Marketing

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 1, 2017	July 2, 2016	$	%	July 1, 2017	July 2, 2016	$	%
Sales and marketing	$100,732	$118,138	$(17,406)	(15)%	$191,906	$225,189	$(33,283)	(15)%

Sales and marketing expenses decreased $17.4 million, or 15%, from $118.1 million for the three months ended July 2, 2016 to $100.7 million for the three months ended July 1, 2017. The decrease was primarily due to a $26.1 million decrease in advertising and marketing expense, partially offset by a $3.2 million increase in personnel-related expenses due to a 9% increase in headcount, a $2.1 million increase in allocated overhead, a $2.0 million increase in sales transaction expenses, a $0.6 million increase in consulting and contractor expenses, and a $0.8 million increase in expenses for purchased software.

Sales and marketing expenses decreased $33.3 million, or 15%, from $225.2 million for the six months ended July 2, 2016 to $191.9 million for the six months ended July 1, 2017. The decrease was primarily due to a $54.7 million decrease in advertising and marketing expense, partially offset by a $9.7 million increase in personnel-related expenses due to a 19% increase in headcount, a $7.5 million increase in consulting and contractor expenses, a $3.3 million increase in sales transaction expenses, and a $1.9 million increase in expenses for purchased software.

For the remainder of 2017, we expect sales and marketing expenses to remain relatively constant in absolute dollars and increase slightly as a percentage of revenue as compared to the same period in 2016.

General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 1, 2017	July 2, 2016	$	%	July 1, 2017	July 2, 2016	$	%
General and administrative	$31,379	$37,262	$(5,883)	(16)%	$62,125	$72,964	$(10,839)	(15)%

General and administrative expenses decreased $5.9 million, or 16%, from $37.3 million for the three months ended July 2, 2016 to $31.4 million for the three months ended July 1, 2017. The decrease was primarily due to a $5.8 million decrease in legal fees primarily due to decreased litigation activity related to Jawbone, a $3.1 million decrease in consulting and contractor expenses, partially offset by a $1.1 million increase in personnel-related expenses due to a 7% increase in headcount, and a $1.0 million increase in allocated overhead.

General and administrative expenses decreased $10.8 million, or 15%, from $73.0 million for the six months ended July 2, 2016 to $62.1 million for the six months ended July 1, 2017. The decrease was primarily due to a $13.7 million decrease in legal fees primarily due to decreased litigation activity related to Jawbone, partially offset by a $3.5 million increase in personnel-related expenses due to a 16% increase in headcount.

For the remainder of 2017, we expect general and administrative expenses to decrease in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the same period in 2016.

Interest and Other Income (Expense), Net

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 1, 2017	July 2, 2016	$	%	July 1, 2017	July 2, 2016	$	%
Interest income, net	$193	$839	$(646)	(77)%	$1,289	$1,421	$(132)	(9)%
Other income (expense), net	303	(463)	766	(165)	836	1,105	(269)	(24)

Interest income, net decreased $0.6 million, or 77%, from $0.8 million for the three months ended July 2, 2016 to $0.2 million for the three months ended July 1, 2017, primarily due to the net write-down of deferred financing costs resulting from the May 2017 amendment of our Senior Facility that reduced our borrowing capacity from $250.0 million to $100.0 million. Other income (expense), net increased $0.8 million, or 165%, from other expense, net of $0.5 million for the three months ended July 2, 2016 to other income, net of $0.3 million for the three months ended July 1, 2017, primarily due to an increase in foreign currency gains.

Interest income, net decreased $0.1 million, or 9%, from $1.4 million for the six months ended July 2, 2016 to $1.3 million for the six months ended July 1, 2017. Other income (expense), net decreased $0.3 million, or 24%, from $1.1 million for the six months ended July 2, 2016 to $0.8 million for the six months ended July 1, 2017, primarily due to a decrease in foreign currency gains.

Income Tax Expense (Benefit)

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 1, 2017	July 2, 2016	$	%	July 1, 2017	July 2, 2016	$	%
Income tax expense (benefit)	$(4,673)	$3,695	$(8,368)	(226)%	$(34,344)	$13,564	$(47,908)	(353)%
Effective tax rate	7.4%	36.8%	—	—	22.5%	43.8%	—	—

Income tax expense decreased $8.4 million, from an expense of $3.7 million for the three months ended July 2, 2016 to a benefit of $(4.7) million for the three months ended July 1, 2017. Our effective tax rate was 7.4% and 36.8% for the three months ended July 1, 2017 and July 2, 2016, respectively. The decrease in our effective tax rate for the three months ended July 1, 2017 was primarily due to research and development credits, non-deductible stock-based compensation expense, unrecognized tax benefits, the reduction in the domestic production activities deduction in prior periods on account of current year operating losses carried back to refund prior period taxes, the impact of a valuation allowance of approximately $10.5 million recorded against certain of our deferred tax assets, and the mix of income between U.S. and foreign jurisdictions.

Income tax expense decreased $47.9 million, from an expense of $13.6 million for the six months ended July 2, 2016 to a benefit of $(34.3) million for the six months ended July 1, 2017. Our effective tax rate was 22.5% and 43.8% for the six months ended July 1, 2017 and July 2, 2016, respectively. The decrease in our effective tax rate for the six months ended July 1, 2017 was primarily due to research and development credits, non-deductible stock-based compensation expense, unrecognized tax benefits, the reduction in the domestic production activities deduction in prior periods on account of current year operating losses carried back to refund prior period taxes, the impact of a valuation allowance of approximately $10.5 million recorded against certain of our deferred tax assets, the mix of income between U.S. and foreign jurisdictions, and the effect of an out-of-period adjustment recorded in the three months ended April 2, 2016.

We regularly assess whether it is more likely than not that we will realize our deferred tax assets in each jurisdiction in which we operate. In performing this assessment, we review all available evidence, including recent cumulative earnings experience and expectations of future earnings, the carryforward periods available to us for tax reporting purposes, and other relevant factors. See Note 8 of the notes to our condensed consolidated financial statements for further information.

We adopted ASU 2016-09 effective January 1, 2017.  Adoption of the new standard resulted in the recognition of net stock compensation shortfalls in our provision for income taxes rather than paid-in capital of $1.2 million and $4.0 million for the three and six months ended July 1, 2017, respectively.  These expenses were recorded discretely in the quarter.  Our effective tax rate will fluctuate based upon our stock price and the amount of stock options exercised and equity awards vested in a particular quarter.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and borrowings under our credit facilities. As of July 1, 2017, we had cash and cash equivalents of $318.7 million and marketable securities of $357.1 million, approximately 90% of which is held on-shore by a U.S. legal entity.

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

Credit Facility

In December 2015, we entered into a second amended and restated credit agreement (the “Senior Facility”) that allowed us to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. As of July 1, 2017, there were no outstanding borrowings under the Senior Facility. As of July 1, 2017, we had outstanding letters of credit totaling $38.0 million, issued to cover various security deposits on our facility leases.

In May 2017, we entered into a first amendment to the Senior Facility (the “First Amendment”), pursuant to which the aggregate amount we can borrow under the Senior Facility was reduced from $250.0 million to $100.0 million, with up to $50.0 million available for the issuance of letters of credit and up to $25.0 million available for swing line loans. In addition, pursuant to the First Amendment, the applicable margin in respect of the interest rates under the Senior Facility were amended to be based on our level of liquidity (defined as the sum of our aggregate cash holdings and the amount available under our revolving commitments) and range from, with respect to Alternate Base Rate loans, 0.5% to 1.0%, and, with respect to LIBOR loans, 1.5% to 2.0%. Among other changes, the First Amendment also removed the fixed charge coverage ratio covenant and the consolidated leverage ratio covenant, and added a general liquidity covenant requiring us to maintain liquidity of at least $200.0 million in unrestricted cash, of which $100.0 million in cash or cash equivalents must be held in accounts subject to control agreements with, and maintained by, Silicon Valley Bank or its affiliates. We were in compliance with the Senior Facility as of July 1, 2017.

For further information regarding the Senior Facility, see Note 5 of the notes to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 1, 2017	July 2, 2016
Net cash provided by (used in):
Operating activities	$3,228	$124,427
Investing activities	7,455	(256,007)
Financing activities	6,173	12,124
Net increase (decrease) in cash and cash equivalents	$16,856	$(119,456)

Cash Flows from Operating Activities

Net cash provided by operating activities of $3.2 million for the six months ended July 1, 2017 was primarily due to a decrease in net change in operating assets and liabilities of $23.9 million, which consisted of a decrease in account receivables resulting from higher collections, a decrease in inventory as a result of lower inventory purchases which decreased accounts payable and a decrease in accrued liabilities as a result of lower operating activity during the first half of 2017, partially offset by an increase in prepaid expenses and other assets primarily from an increase in income tax receivables due to expected refunds from prior tax years and from an increase in estimated tax payments made. The net change in operating assets and liabilities was also impacted by non-cash adjustments of $97.6 million, partially offset by a net loss of $118.3 million. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 85 days as of December 31, 2016 to 74 days as of July 1, 2017 due to higher collections during the three months ended July 1, 2017 compared to the fourth quarter of 2016.

Net cash provided by operating activities of $124.4 million for the six months ended July 2, 2016 was primarily due to a $90.5 million increase in net change in operating assets and liabilities and net income of $17.4 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended July 1, 2017 of $7.5 million was primarily due to maturities and sales of marketable securities of $365.0 million, partially offset by purchases of marketable securities of $317.7 million and purchases of property and equipment of $39.8 million.

Net cash used in investing activities for the six months ended July 2, 2016 of $256.0 million was primarily due to purchases of marketable securities of $392.7 million, partially offset by sales and maturities of marketable securities of $179.1 million, purchases of property and equipment of $36.7 million, and cash paid for an acquisition of $5.6 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended July 1, 2017 of $6.2 million was primarily due to $11.4 million of proceeds from exercise of stock options and stock purchases made through our ESPP, offset in part by $5.2 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans.

Cash provided by financing activities for the six months ended July 2, 2016 of $12.1 million was primarily due to $14.5 million of proceeds from exercise of stock options and stock purchases made through our ESPP.

Contractual Obligations and Other Commitments

Future minimum payments under our operating leases as of July 1, 2017 were $281.0 million.

The aggregate amount of open purchase orders as of July 1, 2017 was approximately $158.5 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of July 1, 2017, $45.2 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $35.4 million as of July 1, 2017.

Off-Balance Sheet Arrangements

As of July 1, 2017, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except for policies discussed in Note 1 of the notes to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of July 1, 2017, we had cash and cash equivalents of $318.7 million and marketable securities of $357.1 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had outstanding contracts with a total notional amount of $229.5 million in cash flow hedges for forecasted revenue transactions as of July 1, 2017. We had outstanding balance sheet hedges with a total notional amount of $59.8 million as of July 1, 2017. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 1, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 1, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The wearable device market is highly competitive, with companies offering a variety of products and services. Wearables can be broadly defined as connected health and fitness trackers, fitness watches, smartwatches and devices beyond the wrist. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. In terms of units sold, we have primarily operated in the connected health and fitness tracker segment of the wearables device market. The wearable device market has a multitude of participants, including specialized consumer electronics companies, such as Garmin and Nokia, traditional health and fitness companies, such as adidas and Under Armour, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores. We believe many of our competitors and potential competitors have significant advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, ability to leverage app stores which they may operate, experience manufacturing particular wearable devices, such as smartwatches, and greater financial, research and development, marketing, distribution, and other resources than we do. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results. Furthermore, current or potential competitors may be acquired by third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and consumer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

If we are unable to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. Consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices or away from these types of products and services altogether, and our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. For example, we plan to respond to shifting consumer preferences by entering the smartwatch market in 2017 and intend to offer a software development kit (“SDK”) with the launch of our smartwatch. If our entry in the smartwatch market is not well received or developers’ perception or adoption of our SDK is not favorable, our reputation and business may be adversely affected.

Our newer products and services that have additional features or new product designs, such as the Fitbit Charge 2, Fitbit Flex 2 and Fitbit Alta HR may also have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our wearable devices, which could result in decreased sales of our products and services and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, or if it is perceived that our future products and services will not satisfy consumer preferences, our business may be adversely affected.

If we are unable to successfully develop and timely introduce new products and services or enhance existing products and services, our business may be adversely affected.

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, timely and successful research and development, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced products and services or lower than expected manufacturing yields of new and enhanced products, which may adversely affect our revenue and gross margins. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $168.3 million, $320.2 million, $150.0 million and $54.2 million, for the six months ended July 1, 2017, and for the full year 2016, 2015, and 2014, respectively. We anticipate that research and development expense will continue to increase in absolute dollars and as a percentage of revenue in 2017, as compared to the same period in 2016. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected.

The failure to effectively manage the introduction of new or enhanced products may adversely affect our operating results.

We must successfully manage introductions of new or enhanced products. Introductions of new or enhanced products could adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches. Furthermore, we may experience greater returns from retailers or users of existing products, or retailers may be granted stock rotation rights and price protection. Moreover, consumers may decide to purchase new or enhanced products instead of existing products. We may face challenges managing the inventory of existing products, which could lead to excess inventory and discounting of our existing products. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results. We have also historically incurred higher levels of sales and marketing expenses accompanying each product introduction. Accordingly, if we fail to effectively manage introductions of new or enhanced products, our operating results could be harmed.

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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of inventory at discounted prices, which have caused and may continue to cause our gross margin to suffer and could impair the strength of our brand. For example, during the fourth quarter of 2016, as a result of reduced demand, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, and recorded a liability to our contract manufacturers for unutilized manufacturing capacity and components. In addition, we offered additional rebates and promotions during the fourth quarter of 2016 to retailers and distributors. During the six months ended July 1, 2017, we recorded additional write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment due to continued reduced demand, price protection on certain products, and rebates.

Conversely, if we underestimate customer demand for our products, we may in future periods be unable to meet customer, retailer or distributor demand for our products, or may be required to incur higher costs to secure the necessary production capacity and components, and our business and operating results could be adversely affected, including damage to our brand and customer relationships.

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

We do not expect to grow in the future at the same rates as we have in the past and our historical growth should not be indicative of future performance.

Our historical revenue growth should not be considered indicative of our future performance. Our revenue growth has declined in recent periods and we expect our revenue growth to further slow or decline in future periods due to a number of reasons, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to capitalize on growth opportunities, or the maturation of our business. In addition, we have not consistently achieved profitability on a quarterly or annual basis. Due to competitive pricing pressures, new product introductions by us or our competitors, or other factors, the average selling price or gross margins of our products and services may decrease. If we are unable to offset any decreases in our average selling price or gross margins by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, in recent quarters, our revenue growth has slowed or declined, and our historical growth should not be considered as indicative of our future performance. Although our annual revenue in 2016 was up 17% compared to 2015, our revenue in the second quarter of 2017 declined 40% on a year-over-year basis. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results. Specifically, we anticipate our 2017 revenue to decline on a year-over-year basis. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses. For example, we expect to record a substantial net loss in 2017.

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

Failure to detect, prevent, or fix defects, or an increase in defects could result in a variety of consequences including a greater number of returns of products than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. For example, in 2016, we experienced an increase in actual and estimated warranty claims of $108.5 million as compared to 2015, which caused a 4% decline in gross margin in 2016 as compared to 2015. We generally provide a 45-day right of return for purchases through Fitbit.com and a 12-month warranty on all of our products, except in the European Union, where we provide a two-year warranty on all of our products. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. Moreover, we may offer stock rotation rights and price protection to our distributors. If we experience greater returns from retailers or users, or greater warranty claims, in excess of our reserves, our business, revenue, gross margins, and operating results could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also affect our brand and decrease demand for our products and services, adversely affecting our operating results and financial condition.

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

If we experience significantly increased demand, or if we need to replace an existing supplier, contract manufacturer, or logistics provider, we may be unable to supplement or replace such supply, contract manufacturing, or logistics capacity on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, for certain of our products, it may take a significant amount of time to onboard a contract manufacturer that has the capability and resources to build the product to our specifications in sufficient volume. Identifying suitable suppliers, contract manufacturers, and logistics providers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. In addition, our contract manufacturers often make significant investments to build capacity based upon our forecasted production plan. If we experience significantly decreased demand, our contract manufactures may seek to renegotiate the terms of their commitments or choose to limit or terminate their future relationship with us. Accordingly, a loss of any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

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

We have limited control over our suppliers, contract manufacturers, and logistics providers, including aspects of their specific manufacturing processes and their labor, environmental, or other practices, which subjects us to significant risks, including the following:

•	inability to satisfy demand for our products;

•	reduced control over delivery timing and product reliability;

•	reduced ability to oversee the manufacturing process and components used in our products;

•	reduced ability to monitor compliance with our product manufacturing specifications;

•	price increases;

•	insolvency, credit problems, or other financial difficulties confronting our suppliers, contract manufacturers, or logistic providers;

•	difficulties in establishing additional or alternative contract manufacturing relationships if we experience difficulties with our existing suppliers, contract manufacturers or logistic providers;

•	shortages of materials or components;

•	misappropriation of our intellectual property;

•	suppliers, contract manufacturers, and logistics providers may choose to limit or terminate their relationship with us;

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

Our products and services are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, and heart rate and GPS-based information such as speed, distance, and exercise routes. We anticipate new features and functionality in the future, as well. From time to time, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity, and, in some cases, have required us to expend time and resources to defend litigation. For example, in the first quarter of 2016, class action lawsuits were filed against us based upon claims that the PurePulse heart rate tracking technology in the Fitbit Charge HR and Fitbit Surge do not consistently and accurately record users’ heart rates. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

We spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost effective.

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect to continue to spend significant amounts marketing our products and services to acquire new users and increase awareness of our products and services. In 2016, and for the three months ended July 1, 2017, advertising expenses were $316.8 million and $55.7 million, respectively, representing approximately 15% and 16% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

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

Our operating margins have declined and may continue to decline as a result of decreased revenues, increasing product costs and operating expenses.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, warranty claims, and changes in consumer demand. Costs for the components used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, and other factors that are generally unpredictable and beyond our control. Increases in the cost of components used to manufacture our products or in the cost of labor and other costs of doing business in the United States and internationally could have an adverse effect on, among other things, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

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

Furthermore, our growth rate in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions.

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

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Our users may also inadvertently disclose or lose control of their passwords, creating the perception that our systems are not secure against third-party access. While we maintain insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a security breach. In addition, any such security breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

We primarily sell our products through retailers and distributors and depend on these third-parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and POP displays in their stores, and training their sales personnel to sell our products. If our retailers and distributors are not successful in selling our products or overestimate demand for our products, our revenue would decrease and we could experience lower gross margins due to product returns or price protection claims. Our retailers also often offer products and services of our competitors in their stores. Furthermore, our business could be adversely affected if any of our large retailers were to experience financial difficulties or store closures, or change the focus of their businesses in a way that deemphasized the sale of our products. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com, and through our direct channel, Fitbit.com, as consumers increasingly make purchases online. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors our ability to sell our products and services could be adversely affected and our business may be harmed.

In 2016 and for the six months ended July 1, 2017, our five largest retailers and distributors accounted for approximately 53% and 46% of our revenue, respectively. Of these retailers and distributors, Wynit Distribution, Amazon.com and Best Buy accounted for approximately 14%, 14% and 10% of our revenue for 2016, respectively, and Wynit Distribution and Amazon.com accounted for approximately 11% and 12% of our revenue for the six months ended July 1, 2017, respectively. No other retailers or distributors accounted for 10% or more of our revenue during these periods. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 1,101 as of December 31, 2015 to 1,753 as of December 31, 2016, and it decreased to 1,585 as of July 1, 2017. In January 2017, we announced a reorganization, including a reduction in force, that impacted approximately 110 employees, or 6% of our global workforce. Despite this reorganization, we have experienced rapid growth in recent periods and headcount is expected to grow in 2017. If our operations continue to grow, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

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

Our failure to comply with U.S. and foreign laws related to privacy, data security, and data protection, such as European data protection law, which requires an adequate legal mechanism for the transfer of personal data outside of Europe, could adversely affect our financial condition, operating results, and our brand.

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the EU Parliament adopted a new data protection regulation, known as the General Data Protection Regulation (“GDPR”), which will become effective in May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are more stringent than those currently in place in the European Union, and that will include significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR may limit the use and adoption of our products and services and could have an adverse impact on our business.

Additionally, we rely on various legal mechanisms for transferring certain personal data outside of the European Economic Area (“EEA”), including the EU-US Privacy Shield Framework (“Privacy Shield”) and EU Standard Contractual Clauses (“SCCs”). In November 2016, the US Department of Commerce approved our Privacy Shield self-certification, which is available on the Department’s Privacy Shield website. Both Privacy Shield and the SCCs are the subject of ongoing legal challenges in European courts. If we fail or are perceived to fail to meet the Privacy Shield principles or our obligations under the SCCs, or if any of these legal mechanisms for transferring data from the EEA are invalidated by European courts or otherwise become defunct, EU data protection authorities or the Federal Trade Commission could bring enforcement actions seeking to prohibit or suspend our data transfers or alleging unfair or deceptive practices. In such cases, we could be required to make potentially expensive changes to our information technology infrastructure and business operations, and we could face legal liability, fines, negative publicity, and resulting loss of business.

We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or the failure or perceived failure by third-party apps with which our users choose to share their Fitbit data to comply with their privacy policies or privacy-related legal obligations as they relate to the Fitbit data shared with them, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our brand and operating results.

Certain health-related laws and regulations such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), may have an impact on our business. For example, in September 2015 we announced that we intend to offer HIPAA compliant capabilities to certain customers of our corporate wellness offerings who are “covered entities” under HIPAA, which may include our execution of Business Associate Agreements with such covered entities. In addition, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information (“PHI”), under HIPAA and HITECH. Furthermore, because we accept payment via credit cards, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”). If we are unable to comply with the applicable privacy and security requirements under HIPAA, HITECH, or PCI DSS, or we fail to comply with Business Associate Agreements that we enter into with covered entities, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.

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

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of the three and six months ended July 2, 2016 and July 1, 2017, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. Our inability to successfully sell and market our premium services could deprive us of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

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

Recent or future changes to the U.S. and other foreign tax laws could impact the tax treatment of our foreign earnings. We generally conduct our international operations through wholly owned subsidiaries, branches, or representative offices and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, scope of our international operations, and intercompany arrangements with and amongst the subsidiaries within the company group. Our direct and indirect subsidiaries are subject to complex transfer pricing tax regulations administered by taxing authorities in various jurisdictions. Economic and political pressures to increase tax revenue in various jurisdictions may adversely impact various aspects of the existing framework under which our tax obligations are determined in various countries in which we operate. Any changes in the tax laws applicable to our international business activities, including the laws of the United States and other jurisdictions, may impact our worldwide effective tax rate, and may adversely affect our financial position, and operating results.

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

As part of our business strategy, we may make investments in other companies, products, or technologies. For example, in 2016, we acquired assets from Coin, Inc., Pebble Industries, Inc., and Vector Watch S.R.L. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected.

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

The Aria scale is regulated as a medical device by the FDA and corresponding state regulatory agencies, and we may have future products that are regulated as medical devices by the FDA. The medical device industry in the United States is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Before we can market or sell a new regulated product or make a significant modification to an existing medical device in the United States, we must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. In addition, certain future software functionality, whether standalone or embedded in existing or future devices, may be regulated as a medical device and require pre-market review and approval by the FDA. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from generating revenue from these products. Medical devices, including the Aria scale, are also subject to numerous ongoing compliance requirements under the regulations of the FDA and corresponding state regulatory agencies, which can be costly and time consuming. For example, under FDA regulations medical device manufacturers are required to, among other things, (i) establish a quality system to help ensure that their products consistently meet applicable requirements and specifications, (ii) establish and maintain procedures for receiving, reviewing, and evaluating complaints, (iii) establish and maintain a corrective and preventive action procedure, (iv) report certain device-related adverse events and product problems to the FDA, and (v) report to the FDA the removal or correction of a distributed product. If we experience any product problems requiring reporting to the FDA or if we otherwise fail to comply with applicable FDA regulations or the regulations of corresponding state regulatory agencies, with respect to the Aria scale or future regulated products, we could jeopardize our ability to sell our products and could be subject to enforcement actions such as fines, civil penalties, injunctions, recalls of products, delays in the introduction of products into the market, and refusal of the FDA or other regulators to grant future clearances or approvals, which could harm our reputation, business, operating results, and financial condition.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $4.99 to $51.90 through July 1, 2017. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of July 1, 2017, there were 232.2 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of July 1, 2017, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.1 million shares of Class A common stock and 27.0 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of July 1, 2017 that may be settled for 16.3 million shares of Class A common stock and 0.1 million shares of Class B common stock. As of July 1, 2017, all of the shares issuable upon the exercise of stock options or settlement of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of July 1, 2017, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	First Amendment to Second Amended and Restated Credit Agreement, by and among Fitbit, Inc., the lenders party thereto and Silicon Valley Bank, as administrative agent, dated May 3, 2017.	10-Q	001-37444	10.1	5/5/2017
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

FITBIT, INC.

Date:	August 10, 2017	/s/ WILLIAM ZERELLA
William Zerella
Chief Financial Officer (Principal Financial and Accounting Officer)