Form 10-Q
period 2017-09-30
FITBIT INC
filed 2017-11-06
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission file number: 001-37444
__________________________________________
FITBIT, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	20-8920744 (I.R.S. Employer Identification No.)

199 Fremont Street, 14th Floor San Francisco, California (Address of principal executive offices)	94105 (Zip Code)
(415) 513-1000
(Registrant’s telephone number, including area code)

405 Howard Street, San Francisco, California 94105
(Former name, former address and former fiscal year, if changed since last report)

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

As of October 27, 2017, there were 205,456,462 shares of the registrant’s Class A common stock outstanding and 31,323,349 shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our smartwatch and its market acceptance and future potential;

•	our ability to develop new products and services, improve our existing products and services, or engage or expand our user base;

•	potential insurance recoveries;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	trends in revenue, costs of revenue and gross margin;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectation to derive the substantial majority of our revenue from sales of devices;

•	growing our sales of subscription-based services;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	releasing and shipping new products and services, and the timing thereof;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$280,681	$301,320
Marketable securities	378,548	404,693
Accounts receivable, net	260,990	477,825
Inventories	138,781	230,387
Prepaid expenses and other current assets	173,654	66,346
Total current assets	1,232,654	1,480,571
Property and equipment, net	90,823	76,553
Goodwill	51,036	51,036
Intangible assets, net	23,943	27,521
Deferred tax assets	46,221	174,097
Other assets	9,900	10,448
Total assets	$1,454,577	$1,820,226
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$178,476	$313,773
Accrued liabilities	346,157	390,561
Deferred revenue	40,058	49,904
Income taxes payable	293	7,694
Total current liabilities	564,984	761,932
Other liabilities	57,958	59,762
Total liabilities	622,942	821,694
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	23	23
Additional paid-in capital	930,929	859,345
Accumulated other comprehensive loss	(12,861)	(978)
Retained earnings (accumulated deficit)	(86,456)	140,142
Total stockholders’ equity	831,635	998,532
Total liabilities and stockholders’ equity	$1,454,577	$1,820,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Revenue	$392,522	$503,802	$1,044,763	$1,595,686
Cost of revenue	217,762	263,144	602,459	876,304
Gross profit	174,760	240,658	442,304	719,382
Operating expenses:
Research and development	84,170	82,972	252,471	235,129
Sales and marketing	77,536	79,872	269,442	305,061
General and administrative	40,690	33,333	102,815	106,297
Total operating expenses	202,396	196,177	624,728	646,487
Operating income (loss)	(27,636)	44,481	(182,424)	72,895
Interest income, net	1,162	970	2,451	2,391
Other income (expense), net	(702)	(1,037)	134	68
Income (loss) before income taxes	(27,176)	44,414	(179,839)	75,354
Income tax expense	86,227	18,294	51,883	31,858
Net income (loss)	$(113,403)	$26,120	$(231,722)	$43,496
Net income (loss) per share:
Basic	$(0.48)	$0.12	$(1.00)	$0.20
Diluted	$(0.48)	$0.11	$(1.00)	$0.18
Shares used to compute net income (loss) per share:
Basic	234,242	222,412	230,918	219,079
Diluted	234,242	243,687	230,918	242,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Net income (loss)	$(113,403)	$26,120	$(231,722)	$43,496
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $192, $155, ($7) and $(1,315), respectively	(6,793)	(221)	(20,582)	2,784
Less: reclassification for realized net gains included in net income, net of tax expense (benefit) of $-, $-, $7 and $509, respectively	6,617	(2,850)	8,264	(4,828)
	(176)	(3,071)	(12,318)	(2,044)
Change in foreign currency translation adjustment	—	(39)	314	(199)
Change in unrealized loss on available-for-sale investments, net of tax	48	(164)	133	(38)
Less reclassification for realized net gains	—	—	(12)	—
Net change, net of tax	48	(164)	121	(38)
Comprehensive income (loss)	$(113,531)	$22,846	$(243,605)	$41,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016

Cash Flows from Operating Activities
Net income (loss)	$(231,722)	$43,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	7,805	—
Provision for inventory obsolescence	13,395	1,014
Depreciation	28,338	23,883
Write-off of property and equipment	5,250	762
Amortization of intangible assets	4,134	1,578
Stock-based compensation	67,256	58,175
Deferred income taxes	132,815	(27,794)
Other	1,301	(323)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	208,899	7,756
Inventories	79,448	(50,883)
Prepaid expenses and other assets	(125,504)	(38,788)
Fitbit Force recall reserve	(668)	(3,628)
Accounts payable	(122,160)	(13,125)
Accrued liabilities and other liabilities	(48,201)	43,285
Deferred revenue	(9,846)	554
Income taxes payable	(1,822)	19,756
Net cash provided by operating activities	8,718	65,718
Cash Flows from Investing Activities
Purchase of property and equipment	(58,199)	(66,798)
Purchases of marketable securities	(494,540)	(552,752)
Sales of marketable securities	19,806	45,011
Maturities of marketable securities	500,576	249,269
Acquisitions, net of cash acquired	(556)	(5,600)
Net cash used in investing activities	(32,913)	(330,870)
Cash Flows from Financing Activities
Payments of offering costs	—	(1,236)
Proceeds from issuance of common stock	13,893	18,316
Taxes paid related to net share settlement of restricted stock units	(10,804)	(3,228)
Net cash provided by financing activities	3,089	13,852
Net decrease in cash and cash equivalents	(21,106)	(251,300)
Effect of exchange rate on cash and cash equivalents	467	(326)
Cash and cash equivalents at beginning of period	301,320	535,846
Cash and cash equivalents at end of period	$280,681	$284,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 91 days in each of the three months ended September 30, 2017 and October 1, 2016, and 273 and 275 days in the nine months ended September 30, 2017 and October 1, 2016, respectively.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company estimates reserves for these policies and programs based on historical experience and records the reserves as a reduction of revenue and accounts receivable. Through September 30, 2017, actual returns have primarily been open-box returns. In addition, through September 30, 2017, the Company has had limited price protection claims. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow the Company to estimate expected future product returns. The Company reviews the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. The Company then applies the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, the Company also provides a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and records an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

Product Warranty

The Company offers a standard product warranty that its products will operate under normal use for a period of one-year from the date of original purchase, except in the European Union and certain Asia Pacific countries where the Company provides a two-year warranty. The Company has the obligation, at its option, to either repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenues. The estimate of future warranty costs is based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures, if any, that are outside of the Company’s typical experience. The Company regularly review these estimates to assess the appropriateness of its recorded warranty liabilities and adjust the amounts as necessary. Factors that affect the warranty obligation include product failure rates, service delivery costs incurred in correcting the product failures, and warranty policies. The warranty obligation does not consider historical experience of the Fitbit Force product as a separate reserve has been established for the Fitbit Force recall. The Company’s products are manufactured by contract manufacturers, and in certain cases, the Company may have recourse against such contract manufacturers. Should actual product failure rates, use of materials or other costs differ from the Company’s estimates, additional warranty liabilities could be incurred, which could materially affect the Company’s results of operations. The estimates and assumptions used to reserve for product warranty have been accurate in all material respects and have not materially changed in the past.

Customer Bankruptcy

In September 2017, Wynit Distribution (“Wynit”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Wynit was the Company’s largest customer, historically representing 11% of total revenue during the six months ended July 1, 2017 and 19% of total accounts receivables as of July 1, 2017. In connection with Wynit’s bankruptcy filing, the Company believes that the collectability of the product shipments to Wynit during the third quarter of 2017 was not reasonably assured. However, as of July 1, 2017, collectability of accounts receivables from Wynit was reasonably assured.

The Company ceased to recognize revenue from Wynit, which totaled $8.1 million during the third quarter of 2017. Additionally, the Company recorded a charge of $35.8 million during the third quarter ended September 30, 2017 comprised of cost of revenue of $5.5 million associated with shipments to Wynit in the third quarter of 2017 and bad debt expense of $30.3 million associated with all of Wynit’s outstanding accounts receivables. The Company maintains credit insurance that covers a portion of the exposure related to its customer receivables. The Company recorded an insurance receivable based on an analysis of its insurance policies, including their exclusions, an assessment of the nature of the claim, and information from its insurance carrier. As of September 30, 2017, the Company has recorded an insurance receivable of $26.8 million, which is included in prepaid expenses and other current assets, associated with the amount it has concluded is probable related to the claim. The $26.8 million insurance receivable allowed the Company to recover $22.7 million of bad debt expense and $4.1 million of cost of revenue, resulting in a net charge of $9.0 million in the consolidated statement of operations comprised of net bad debt expense of $7.6 million and net cost of revenue of $1.4 million. The Company will continue to assess the probable amount of insurance proceeds expected to be received in future reporting periods until the final resolution, and make adjustments, if necessary, based on additional facts as they arise.

Non-Monetary Transaction

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash. The Company recorded the transaction based on the estimated fair value of the products exchanged. For the year ended December 31, 2016, the Company recorded $15.0 million of revenue and $7.0 million of associated cost of goods sold upon exchange of the products for advertising credits of $13.0 million and cash of $2.0 million. The $13.0 million of unused advertising credits remaining as of December 31, 2016 were recorded in prepaid expenses and other current assets, and other assets. Such credits are expected to be used over the contractual period of four years, and will be expensed as advertising services are received. During the three and nine months ended September 30, 2017, $0.0 million and $0.3 million of credits were utilized, respectively. The Company’s prepaid and other assets related to unused advertising credits as of September 30, 2017 and December 31, 2016 were $12.7 million and $13.0 million, respectively.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”), issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance on identifying performance obligations and licensing implementation. The Company currently expects to adopt the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective transition method. The Company’s implementation team has made progress in its project plan, which includes evaluating customer contracts across the organization, developing policies, processes and tools to report financial results, and implementing and evaluating the Company’s internal controls over financial reporting that will be necessary under the new standard. Although the new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than under existing guidance, the Company believes the new guidance is materially consistent with its current revenue recognition policy. In addition, the Company has determined that the presentation of certain reserve balances currently shown net within accounts receivable will be presented as refund liabilities within current liabilities upon adoption. The Company does not currently expect the adoption to have a material impact on its consolidated financial statements. The Company is continuing to make progress in evaluating the impact of the adoption and preliminary assessments are subject to change.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. ASU 2017-12 will become effective for the Company on January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, ASU 2016-09 requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows, rather than being recorded within equity and reflected within financing cash flows. ASU 2016-09 also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 became effective for the Company on January 1, 2017. The adoption of ASU 2016-09 resulted in a cumulative effect adjustment of $4.9 million to increase retained earnings as of January 1, 2017, related to the recognition of previously unrecognized excess tax benefits using the modified retrospective method. The Company elected to apply the change in presentation of excess tax benefits in the condensed consolidated statement of cash flows retrospectively, which resulted in an increase in net cash provided by operations and a decrease in net cash provided by financing activities of $25.5 million for the nine months ended October 1, 2016.  The Company also elected to make an accounting policy change to recognize forfeitures starting on January 1, 2017 on a prospective basis.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Total

Assets:
Money market funds	$129,790	$—	$129,790
U.S. government agencies	—	50,707	50,707
Corporate debt securities	—	375,891	375,891
Derivative assets	—	1,307	1,307
Total	$129,790	$427,905	$557,695
Liabilities:
Derivative liabilities	$—	$11,826	$11,826

	December 31, 2016
	Level 1	Level 2	Total

Assets:
Money market funds	$50,125	$—	$50,125
U.S. government agencies	—	86,526	86,526
Corporate debt securities	—	390,286	390,286
Derivative assets	—	10,625	10,625
Total	$50,125	$487,437	$537,562
Liabilities:
Derivative liabilities	$—	$3,780	$3,780

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

There were no Level 3 assets or liabilities as of September 30, 2017 and December 31, 2016. There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2017 and October 1, 2016.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Investments are reviewed periodically to identify potential other-than-temporary impairments. No impairment loss has been recorded on the securities included in the tables below because the Company believes that the decrease in fair value of these securities is temporary and expects to recover up to, or beyond, the initial cost of investment for these securities.

The following table sets forth cash, cash equivalents and marketable securities as of September 30, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$102,841	$—	$—	$102,841	$102,841	$—
Money market funds	129,790	—	—	129,790	129,790	—
U.S. government agencies	50,703	4	—	50,707	25,795	24,912
Corporate debt securities	375,959	50	(118)	375,891	22,255	353,636
Total	$659,293	$54	$(118)	$659,229	$280,681	$378,548

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$179,076	$—	$—	$179,076	$179,076	$—
Money market funds	50,125	—	—	50,125	50,125	—
U.S. government agencies	86,533	8	(15)	86,526	—	86,526
Corporate debt securities	390,466	24	(204)	390,286	72,119	318,167
Total	$706,200	$32	$(219)	$706,013	$301,320	$404,693

The gross unrealized gains or losses on marketable securities as of September 30, 2017 and December 31, 2016 were not material. There were no available-for-sale investments as of September 30, 2017 and December 31, 2016 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	September 30, 2017	December 31, 2016

Due in one year	$364,734	$355,152
Due in one to two years	13,814	49,541
Total	$378,548	$404,693

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company had outstanding contracts with a total notional amount of $142.7 million and $0 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of September 30, 2017, and $20.0 million and $20.9 million in cash flow hedges for forecasted revenue and expense transactions, respectively, as of December 31, 2016.

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

The Company had outstanding balance sheet hedges with a total notional amount of $93.6 million and $177.0 million as of September 30, 2017 and December 31, 2016, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Cash flow designated hedges	Prepaid expenses and other current assets	$—	$—	$813	$—
Cash flow designated hedges	Accrued liabilities	—	11,826	—	1,428
Hedges not designated	Prepaid expenses and other current assets	1,307	—	9,812	—
Hedges not designated	Accrued liabilities	—	—	—	2,352
Total fair value of derivative instruments		$1,307	$11,826	$10,625	$3,780

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statements of operations for the periods presented (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

		Three Months Ended		Nine Months Ended
	Income Statement Location	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI – effective portion		$(6,603)	$(560)	$(20,590)	$975
Gain (loss) reclassified from OCI into income – effective portion	Revenue	(6,617)	3,060	(6,897)	1,511
Gain (loss) reclassified from OCI into income – effective portion	Operating expenses	—	(65)	(1,405)	2,343
Gain (loss) recognized in income – ineffective portion	Other income (expense), net	—	76	21	(109)

Gain recognized in income – excluded time value portion	Other income (expense), net	672	—	1,516	—

Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income (expense), net	(2,062)	(477)	(8,838)	3,567

As of September 30, 2017, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into revenue and operating expense within the next 12 months.

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

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of September 30, 2017 and December 31, 2016 (in thousands):

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
September 30, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$1,307	$—	$1,307	$1,307	$—	$—
Foreign exchange contracts liabilities	11,826	—	11,826	1,307	—	10,519

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$10,625	$—	$10,625	$3,780	$—	$6,845
Foreign exchange contracts liabilities	3,780	—	3,780	3,780	—	—

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

4.    Balance Sheet Components

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Beginning balances	$51,520	$80,277	$98,851	$74,045
Increases	146,356	46,654	236,267	166,205
Returns taken	(135,978)	(59,763)	(273,220)	(173,082)
Ending balances	$61,898	$67,168	$61,898	$67,168

Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016

Components	$9,072	$1,035
Finished goods	129,709	229,352
Total inventories	$138,781	$230,387

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2017		December 31, 2016

Income tax receivable	$96,467		$481
POP displays, net	16,189		22,804
Prepaid marketing	3,865		5,764
Derivative assets	1,307		10,625
Prepaid expenses	16,508		17,161
Insurance receivable	26,795	—	—
Other	12,523		9,511
Total prepaid expenses and other current assets	$173,654		$66,346

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016

Tooling and manufacturing equipment	$55,713	$60,944
Furniture and office equipment	18,463	14,424
Purchased and internally-developed software	18,524	12,032
Leasehold improvements	45,867	28,489
Total property and equipment	138,567	115,889
Less: Accumulated depreciation and amortization	(47,744)	(39,336)
Property and equipment, net	$90,823	$76,553

Goodwill and Intangible Assets

The carrying amount of goodwill was $51.0 million as of September 30, 2017 and December 31, 2016. See Note 11 for additional information.

The carrying amounts of the intangible assets as of September 30, 2017 and December 31, 2016 were as follows (in thousands, except useful life). In-process research and development is not amortized until the completion or abandonment of the related development.

	September 30, 2017			December 31, 2016			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$26,648	$(7,209)	$19,439	$26,092	$(3,247)	$22,845	4.7
Trademarks and other	1,278	(714)	564	1,278	(542)	736	1.2
Total finite-lived intangible assets subject to amortization, net	27,926	(7,923)	20,003	27,370	(3,789)	23,581
In-process research and development	3,940	—	3,940	3,940	—	3,940
Total intangible assets, net	$31,866	$(7,923)	$23,943	$31,310	$(3,789)	$27,521

Total amortization expense related to intangible assets was $1.4 million and $0.5 million for the three months ended September 30, 2017 and October 1, 2016, respectively, and $4.1 million and $1.6 million for the nine months ended September 30, 2017 and October 1, 2016, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after September 30, 2017 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2017	$1,333	$58	$1,391
2018	5,332	230	5,562
2019	4,552	230	4,782
2020	3,772	46	3,818
2021	3,772	—	3,772
Thereafter	678	—	678
Total finite-lived intangible assets, net	$19,439	$564	$20,003

Accrued Liabilities

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016

Product warranty	$86,679	$99,923
Accrued manufacturing expense and freight	43,045	75,579
Accrued sales incentives	66,237	74,181
Accrued sales and marketing	28,711	41,948
Accrued co-op advertising and marketing development funds	18,273	40,002
Sales taxes and VAT payable	17,098	8,891
Employee-related liabilities	28,484	13,934
Inventory received but not billed	5,663	7,363
Accrued legal fees	7,319	3,963
Derivative liabilities	11,826	3,780
Other	32,822	20,997
Accrued liabilities	$346,157	$390,561

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Beginning balances	$72,761	$76,841	$99,923	$40,212
Charged to cost of revenue	26,825	47,042	44,167	148,494
Changes related to pre-existing warranties	5,669	(18,727)	8,142	(19,214)
Settlement of claims	(18,576)	(42,215)	(65,553)	(106,551)
Ending balances	$86,679	$62,941	$86,679	$62,941

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

Restructuring

In January 2017, the Company announced cost-efficiency measures to be implemented in 2017 that include realigning sales and marketing spend and improved optimization of research and development investments. In addition, the Company announced a reorganization, including a reduction in workforce. This reorganization impacted approximately 110 employees, or approximately 6% of the Company’s global workforce. The Company recorded $6.4 million in total restructuring expenses, substantially all of which were severance and related costs, in the first quarter of 2017. The Company anticipates that it will substantially complete the reorganization by the end of the fourth quarter of 2017.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The restructuring reserve activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Beginning balance	$1,022	$—	$—	$—
Restructuring charges	—	—	6,375	—
Cash paid	(359)	—	(4,984)	—
Other - noncash	—	—	(728)	—
Ending balance	$663	$—	$663	$—

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total

Balance at December 31, 2016	$(477)	$(314)	$(187)	$(978)
Other comprehensive income (loss) before reclassifications	(20,582)	314	133	(20,135)
Amounts reclassified from AOCI	8,264	—	(12)	8,252
Other comprehensive income (loss)	(12,318)	314	121	(11,883)
Balance at September 30, 2017	$(12,795)	$—	$(66)	$(12,861)

5.    Long-Term Debt

2015 Credit Agreement

In December 2015, the Company entered into a second amended and restated credit agreement (the “Senior Facility”) that allowed the Company to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. As of September 30, 2017, there were no outstanding borrowings under the Senior Facility. As of September 30, 2017, the Company had outstanding letters of credit totaling $38.3 million, issued to cover various security deposits on its facility leases.

On May 3, 2017, the Company entered into a first amendment to the Senior Facility (the “First Amendment”), pursuant to which the aggregate amount the Company can borrow under the Senior Facility was reduced from $250.0 million to $100.0 million, with up to $50.0 million available for the issuance of letters of credit and up to $25.0 million available for swing line loans. In addition, pursuant to the First Amendment, the applicable margin in respect of the interest rates under the Senior Facility were amended to be based on the Company’s level of liquidity (defined as the sum of the Company’s aggregate cash holdings and the amount available under its revolving commitments) and range from, with respect to Alternate Base Rate loans, 0.5% to 1.0%, and, with respect to LIBOR loans, 1.5% to 2.0%. Among other changes, the First Amendment also removed the fixed charge coverage ratio covenant and the consolidated leverage ratio covenant, and added a general liquidity covenant requiring the Company to maintain liquidity of at least $200.0 million in unrestricted cash, of which $100.0 million in cash or cash equivalents must be held in accounts subject to control agreements with, and maintained by, Silicon Valley Bank or its affiliates. The Company was in compliance with the financial covenants under the Senior Facility as of September 30, 2017.

Letters of Credit

As of September 30, 2017 and December 31, 2016, the Company had outstanding letters of credit totaling $38.3 million and $38.0 million, respectively, issued to cover various security deposits on the Company’s facility leases.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

6.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2017 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases. Future minimum payments under the Company’s noncancelable lease agreements as of September 30, 2017 were as follow (in thousands):

Total
Remaining 2017	$9,244
2018	40,767
2019	46,623
2020	42,860
2021	41,296
Thereafter	100,317
Total future minimum lease payments	$281,107

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
On July 7, 2015, Jawbone and BodyMedia filed a complaint with the ITC requesting an investigation into purported violations of the Tariff Act of 1930 by the Company and Flextronics International Ltd. and Flextronics Sales and Marketing (A-P) Ltd. The complaint makes the same patent infringement and trade secret misappropriation claims as the two earlier cases. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of the infringing products. The ITC instituted the investigation on August 17, 2015. As a result of motions, all of the patent infringement claims were dismissed from the case. A trial on the trade secrets allegations took place from May 9 to May 17, 2016. On August 23, 2016, the administrative law judge concluded that the Company did not misappropriate any Jawbone trade secrets. On October 20, 2016, the ITC terminated the investigation in the ITC. Jawbone has appealed the dismissal of the patent infringement claims to the Federal Circuit. Oral argument has been scheduled for November 9, 2017.
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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On January 31, 2017, plaintiffs filed a motion for class certification. A ruling on this matter has not yet issued. On April 20, 2017, the Company filed a motion for summary judgment. The hearing on this motion was held on August 31, 2017. All other dates, including the prior trial date of July 10, 2017, have been vacated.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of California, alleging that the PurePulse® heart rate tracking technology does not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims as well as violations of various states’ false advertising and unfair competition statutes, and seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the plaintiffs filed a Consolidated Master Class Action Complaint and, on May 19, 2016, filed an Amended Consolidated Master Class Action Complaint. On January 9, 2017, the Company filed a motion to compel arbitration. On October 11, 2017, the Court granted the motion to compel arbitration.
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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

On April 28, 2016, a putative class action lawsuit alleging violations of the Securities Act was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, certain of its officers and directors, the underwriters of the IPO, and a number of its investors. Plaintiffs allege that the IPO registration statement contained material misstatements about the Company’s products. Plaintiffs seek to represent a class of persons who purchased the Company’s common stock in and/or traceable to the IPO and/or the November 2015 follow-on public offering (the “Secondary Offering”). Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 17, 2016, a similar class action lawsuit was filed in the Superior Court of California, County of San Francisco. The cases have now been consolidated in the County of San Francisco. On April 7, 2017, the Court granted a motion to dismiss the Section 11 claim based on the Secondary Offering and stayed the cases.
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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

7.    Stockholders’ Equity

Stock Option Exchange

On April 13, 2017, the Company filed its definitive proxy statement, submitting to stockholders a proposal for a stock option exchange program (the “Program”). The Program would allow the Company employees, including its executive officers other than its President, Chief Executive Officer, and Chairman, Chief Technology Officer, and Chief Financial Officer (“Eligible Employees”), to exchange out-of-the-money or “underwater” options to purchase shares of the Company’s Class A common stock or Class B common stock currently held by such Eligible Employees for a lesser number of restricted stock units (“RSUs”) that may be settled for shares of its Class A common stock, (“New RSUs”), under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Each New RSU represents an unfunded right to receive one share of the Company’s Class A common stock on a date in the future, which generally is the date on which the New RSU will vest. Eligible Employees participating in the Program would receive one New RSU for every two “out-of-the-money” options that they exchange. The New RSUs would generally vest over the remaining vesting period of the exchanged option (subject to a one-year minimum vesting period). None of the members of the Company’s board of directors were eligible to participate in the Program. On May 25, 2017, the Company’s stockholders approved the Program at the 2017 Annual Meeting of Stockholders. The Company subsequently commenced the Program by filing a tender offer statement on Schedule TO with the SEC on June 21, 2017. The Program expired on July 19, 2017. A total of 3.7 million “underwater” stock options were tendered by the Eligible Employees, representing approximately 85% of the stock options eligible for exchange. On July 20, 2017, the Company granted an aggregate of 1.8 million New RSUs under the 2015 Plan in exchange for the “underwater” stock options tendered. The completion of the Program resulted in total incremental unrecognized stock-based compensation expense of $8.5 million, to be recognized over the greater of one year or the remaining vesting service period of the tendered stock options.

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and RSUs granted under the 2007 Plan would remain subject to the terms of the 2007 Plan. As of September 30, 2017, 14.8 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

Stock Options

Stock option activity under the equity incentive plans was as follows:

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
	(in thousands)		(in thousands)
Balance—December 31, 2016	34,454	$3.85
Granted	1,150	5.63
Exercised	(6,634)	1.15
Forfeited or canceled	(6,775)	9.59
Balance—September 30, 2017	22,195	2.99	$93,199

Stock options exercisable—September 30, 2017	16,455	2.42	77,220
Stock options vested and expected to vest—September 30, 2017	22,084	2.99	92,872

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of September 30, 2017 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $6.96 as of September 30, 2017.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2016	11,578	$16.85
Granted	14,499	6.55
Vested	(4,673)	12.81
Forfeited or canceled	(3,909)	12.94
Unvested balance—September 30, 2017	17,495	10.27

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

Warrant

On July 10, 2017, the Company issued a warrant to purchase 0.5 million shares of Class A common stock. The warrant is exercisable based on service and performance-based conditions and has an exercise price of $5.23 per share and a contractual term of ten years. As of September 30, 2017, 0.5 million warrants were outstanding.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Cost of revenue	$1,379	$1,014	$2,889	$3,407
Research and development	12,947	12,314	40,280	34,432
Sales and marketing	3,679	3,030	11,301	8,492
General and administrative	4,792	3,647	12,786	11,844
Total stock-based compensation expense	$22,797	$20,005	$67,256	$58,175

As of September 30, 2017, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $179.9 million, which the Company expects to recognize over an estimated weighted average period of 2.2 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three and nine months ended September 30, 2017, the Company recorded an expense for income taxes of $86.2 million and $51.9 million, respectively, for an effective tax rate of (317.3)% and (28.8)%, respectively. The effective tax rate for

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

the nine months ended September 30, 2017 was different than the statutory federal tax rate primarily due to the impact of a valuation allowance recorded against U.S. deferred tax assets, and the mix of income between United States and foreign jurisdictions.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets is primarily dependent on us generating sufficient U.S. and foreign taxable income in future fiscal years. In addition to considering forecasts of future taxable income, the Company is also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of its deferred tax assets, namely the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies.

In evaluating the need for a valuation allowance, and determining that a valuation allowance was appropriate in the period, the Company considered its recent trend of losses and the fact that it has had four consecutive quarters of losses. In addition, the Company took into account in the period the fact that there was greater clarity following another quarter of results than was available in earlier periods. During the nine month period ended September 30, 2017, the Company recorded a $111.4 million valuation allowance against a portion of its U.S. deferred tax assets as it determined, within the period, it would not meet the more likely than not threshold.  The Company believes that a portion of its deferred tax assets will be realized through the carryback of losses and credits. Accordingly, a valuation allowance is only recorded against the excess deferred tax assets that will not be realized. As of September 30, 2017, the Company has recognized a tax receivable of approximately $75.0 million related to the anticipated carryback of losses incurred in the current year to prior taxable periods. The Company has also recognized U.S. net deferred tax assets, after the valuation allowance, of $41.9 million as of September 30, 2017 related to future deductions that will again result in additional loss carrybacks and corresponding refunds of prior taxes paid. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly.

For the three and nine months ended October 1, 2016, the Company recorded an expense for income taxes of $18.3 million and $31.9 million, respectively, for an effective tax rate of 41.2% and 42.3%, respectively. The effective tax rate for the nine months ended October 1, 2016 was higher than the statutory federal tax rate primarily due to the effect of an out-of-period adjustment recorded in the three months ended April 2, 2016, the mix of income between the United States and foreign jurisdictions, unrecognized tax benefits, and a permanent domestic production activities deduction.

As of September 30, 2017, the total amount of gross unrecognized tax benefits on our condensed consolidated balance sheet was $37.0 million, of which $28.5 million would affect the effective tax rate if recognized. The timing of the resolution of income tax examinations is highly uncertain as are the amounts and timing of tax payments that are part of any audit settlement process. These events could cause large fluctuations in the balance sheet classification of non-current assets and liabilities. The Company believes that within the next 12 months, it is reasonably possible that either certain audits will conclude or statutes of limitations on certain income tax examination periods will expire, or both. Given the uncertainties described above, the Company can only determine a range of estimated potential decreases in underlying unrecognized tax benefits ranging from $0 to approximately $5.5 million.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

9.    Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Net income (loss)	$(113,403)	$26,120	$(231,722)	$43,496

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	234,242	222,412	230,918	219,079
Effect of dilutive securities	—	21,275	—	23,573
Weighted-average shares of common stock—diluted for Class A and Class B	234,242	243,687	230,918	242,652
Net income (loss) per share:
Basic	$(0.48)	$0.12	$(1.00)	$0.20
Diluted	$(0.48)	$0.11	$(1.00)	$0.18

The following potentially dilutive common shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Stock options to purchase common stock	14,768	3,553	18,874	3,549
RSUs	9,791	3,063	10,235	3,611
Warrants	411	—	137	—
Diluted impact of ESPP	73	—	125	—
Diluted common stock subject to vesting	100	—	113	—
Total	25,143	6,616	29,484	7,160

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

As described in Note 1 above, Wynit filed for bankruptcy protection in September 2017. Wynit was the Company’s largest customer prior to its bankruptcy filing, representing 11% of total revenue during the six months ended July 1, 2017 and 19% of total accounts receivables as of July 1, 2017.

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three and nine months ended September 30, 2017 and October 1, 2016 were as follows:

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

A	17%	14%	14%	14%
B	12	*	*	*
C	*	13	*	12
D	*	10	*	15
* Represents less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016

A	17%	19%
B	16	*
C	10	*
D	*	16
E	*	12

* Represents less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

United States	$244,204	$361,239	$613,825	$1,158,116
Americas excluding United States	25,276	25,939	69,656	76,708
Europe, Middle East, and Africa	88,672	80,932	285,045	255,127
APAC	34,370	35,692	76,237	105,735
Total	$392,522	$503,802	$1,044,763	$1,595,686

As of September 30, 2017 and December 31, 2016, long-lived assets, which represent property and equipment, located outside the United States were $26.7 million and $30.1 million, respectively.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

We generate substantially all of our revenue from sales of wearable devices. We sell our products in over 46,000 retail stores and in 78 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We seek to continue to build global brand awareness, increase product adoption, and drive sales through our sales and marketing efforts. We intend to continue to significantly invest in these sales and marketing efforts in the future.

During the third quarter of 2017, we announced several new products including Fitbit Ionic, our first smartwatch, Fitbit Flyer, our first wireless headphone, and Fitbit Aria 2, our reengineered smart scale.

•Fitbit Ionic is our first smartwatch, built on a health and fitness platform, that offers GPS tracking, on-device workouts, heart rate tracking, and water resistance up to 50 meters. Ionic also offers contactless payments, on-board music, notifications, and several apps. We began shipping Fitbit Ionic towards the end of the third quarter of 2017.

•Fitbit Flyer is our first wireless headphone designed for fitness. It delivers two sound profiles for a personalized experience and with seamless connectivity to Fitbit Ionic, users can listen to their favorite music or Audio Coaching sessions (through the new Fitbit Coach app), without the need for a phone. We began shipping Fitbit Flyer towards the end of the third quarter of 2017.

•Fitbit Aria 2 is a reengineered Wi-Fi enabled smart scale that helps track and understand body composition including weight, body fat percentage, lean mass and body mass index (“BMI”). We expect to ship Fitbit Aria 2 in the fourth quarter of 2017.

The following are financial highlights for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(in thousands)
Revenue	$392,522	$503,802	$1,044,763	$1,595,686
Net income (loss)	$(113,403)	$26,120	$(231,722)	$43,496
Adjusted EBITDA	$5,853	$80,786	$(74,622)	$174,219
Devices sold	3,624	5,283	9,952	15,798

See the section titled “Key Business Metrics” for additional information regarding devices sold and adjusted EBITDA, including a reconciliation of adjusted EBITDA to net income (loss).

In September 2017, Wynit Distribution (“Wynit”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Wynit was our largest customer, historically representing 11% of total revenue during the six months ended July 1, 2017 and 19% of total accounts receivables as of July 1, 2017. In connection with Wynit’s bankruptcy filing, we believe that the collectability of the product shipments to Wynit during the third quarter of 2017 was not reasonably assured. However, as of July 1, 2017, collectability of accounts receivables from Wynit was reasonably assured.

We ceased to recognize revenue from Wynit, which totaled $8.1 million during the third quarter of 2017. Additionally, we recorded a charge of $35.8 million during the third quarter ended September 30, 2017 comprised of cost of revenue of $5.5 million associated with shipments to Wynit in the third quarter of 2017 and bad debt expense of $30.3 million associated with all of Wynit’s outstanding accounts receivables. We maintain credit insurance that covers a portion of the exposure related to our customer receivables. We recorded an insurance receivable based on an analysis of our insurance policies, including their exclusions, an assessment of the nature of the claim, and information from our insurance carrier. As of September 30, 2017, we recorded an insurance receivable of $26.8 million, which is included in prepaid expenses and other current assets, associated with the amount we concluded is probable related to the claim. The $26.8 million insurance receivable allowed us to recover $22.7 million of bad debt expense and $4.1 million of cost of revenue, resulting in a net charge of $9.0 million in the consolidated statement of operations comprised of net bad debt expense of $7.6 million and net cost of revenue of $1.4 million. We will continue to assess the probable amount of insurance proceeds expected to be received in future reporting periods until the final resolution, and make adjustments, if necessary, based on additional facts as they arise.

During the third quarter of 2017, we recorded a $111.4 million valuation allowance against a portion of its U.S. deferred tax assets as it determined, within the period, it would not meet the more likely than not threshold. See Note 8 for additional information.

In January 2017, we announced cost-efficiency measures to be implemented in 2017 that include realigning sales and marketing spend and improved optimization of research and development investments. In addition, we announced a reorganization, including a reduction in workforce. This reorganization impacted approximately 110 employees, or approximately 6% of our global workforce. We recorded $6.4 million in total restructuring expenses in the first quarter of 2017. We anticipate that we will substantially complete the reorganization by the end of the fourth quarter of 2017.

Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

Devices Sold

Devices sold represents the number of wearable devices that are sold during a period, net of expected returns and provisions for the Fitbit Force recall. We define wearables to include connected health and fitness trackers, fitness watches, smartwatches and devices beyond the wrist. Devices sold does not include sales of accessories, including headphones. Growth rates between devices sold and revenue are not necessarily correlated because our revenue is affected by other variables, such as the types of products sold during the period, the introduction of new product offerings that have different U.S. manufacturer’s suggested retail prices, and sales of accessories and premium services.

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months ending on the date of measurement.  A "Repeat User" is defined as a Fitbit user who previously paired another Fitbit device to his or her account.  A “Re-Activated User” is defined as Repeat User who has not synced his or her device and taken at least 100 steps for 90 days or more. In the three months ended September 30, 2017, 42.1% of activations came from Repeat Users, with Re-Activated Users representing 38.7% of Repeat Users. In the three months ended October 1, 2016, 44.0% of activations came from Repeat Users, with Re-Activated Users representing 27.8% of Repeat Users. We believe that the activations metric is a potential indicator of repeat purchase behavior but not a guarantee of repeat purchase behavior.  Actual repeat purchase behavior may depend on a number of factors, including but not limited to our ability to anticipate and satisfy consumer preferences.

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

We define adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, restructuring expense, litigation expense (credit) related to the litigation matters with Aliphcom, Inc. d/b/a Jawbone (“Jawbone”), interest income, net, and income tax expense (benefit). We began excluding Jawbone-related litigation expense (credit) in the second quarter of 2016 because we do not believe these expenses (credits) have a direct correlation to the operations of our business and because of the singular nature of the claims underlying the Jawbone litigation matters.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income (loss)	$(113,403)	$26,120	$(231,722)	$43,496
Stock-based compensation expense	22,797	20,005	66,528	58,175
Depreciation and intangible assets amortization	10,520	11,275	32,472	25,461
Restructuring	—	—	6,375	—
Litigation expense	874	6,062	2,293	17,620
Interest income, net	(1,162)	(970)	(2,451)	(2,391)
Income tax expense	86,227	18,294	51,883	31,858
Adjusted EBITDA	$5,853	$80,786	$(74,622)	$174,219

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

The following table presents a reconciliation of net cash provided by operating activities to non-GAAP free cash flow (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Net cash provided by operating activities	$8,718	$65,718
Purchase of property and equipment	(58,199)	(66,798)
Non-GAAP free cash flow	$(49,481)	$(1,080)
Net cash used in investing activities	$(32,913)	$(330,870)
Net cash provided by financing activities	$3,089	$13,852

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

General and Administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources, and administrative personnel, as well as the costs of professional services, allocated overhead, information technology, bad debt expense, amortization of intangible assets acquired, and other administrative expenses.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$392,522	$503,802	$1,044,763	$1,595,686
Cost of revenue(1)	217,762	263,144	602,459	876,304
Gross profit	174,760	240,658	442,304	719,382
Operating expenses:
Research and development(1)	84,170	82,972	252,471	235,129
Sales and marketing(1)	77,536	79,872	269,442	305,061
General and administrative(1)	40,690	33,333	102,815	106,297
Total operating expenses	202,396	196,177	624,728	646,487
Operating income (loss)	(27,636)	44,481	(182,424)	72,895
Interest income, net	1,162	970	2,451	2,391
Other income (expense), net	(702)	(1,037)	134	68
Income (loss) before income taxes	(27,176)	44,414	(179,839)	75,354
Income tax expense	86,227	18,294	51,883	31,858
Net income (loss)	$(113,403)	$26,120	$(231,722)	$43,496

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(in thousands)
Cost of revenue	$1,379	$1,014	$2,889	$3,407
Research and development	12,947	12,314	40,280	34,432
Sales and marketing	3,679	3,030	11,301	8,492
General and administrative	4,792	3,647	12,786	11,844
Total stock-based compensation expense	$22,797	$20,005	$67,256	$58,175

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	55	52	58	55
Gross profit	45	48	42	45
Operating expenses:
Research and development	21	16	24	15
Sales and marketing	20	16	26	19
General and administrative	10	7	10	6
Total operating expenses	51	39	60	40
Operating income (loss)	(6)	9	(18)	5
Interest income, net	—	—	—	—
Other income (expense), net	—	—	—	—
Income (loss) before income taxes	(6)	9	(18)	5
Income tax expense	24	4	5	2
Net income (loss)	(30)%	5%	(23)%	3%

Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2017	October 1, 2016	$	%	September 30, 2017	October 1, 2016	$	%
Revenue	$392,522	$503,802	$(111,280)	(22)%	$1,044,763	$1,595,686	$(550,923)	(35)%

Revenue decreased $111.3 million, or 22%, from $503.8 million for the three months ended October 1, 2016 to $392.5 million for the three months ended September 30, 2017. Third quarter 2017 results continued to reflect lower demand compared to the same period in 2016 for our connected fitness devices, primarily in the United States. The decrease was primarily due to a 31% decline in the number of devices sold, from 5.3 million in the three months ended October 1, 2016 to 3.6 million in the three months ended September 30, 2017. The decrease was offset in part by a 12% increase in average selling price of our devices, from $93 for the three months ended October 1, 2016 to $105 for the three months ended September 30, 2017, primarily driven by favorable product mix during the period. Revenue from new product introductions (“NPI”), defined as new products shipped in the past 12 months as of September 30, 2017, decreased by 68% to $125.6 million, or 32% of revenue, in the three months ended September 30, 2017, compared to the same period in the prior fiscal year. NPI revenue for the quarter ended September 30, 2017 included Fitbit Alta HR and Fitbit Ionic. Revenue from Fitbit Ionic and Fitbit Flyer were immaterial since they began shipping towards the end of the third quarter of 2017. Revenue from our direct channel, Fitbit.com, increased from $27.6 million in the three months ended October 1, 2016 to $33.3 million, or 8% of revenue, in the three months ended September 30, 2017. In addition, Wynit’s bankruptcy filing resulted in the determination that collectability was not reasonably assured for revenue of $8.1 million associated with shipments made during the third quarter of 2017. As a result, we did not recognize revenue associated with these shipments. Wynit’s bankruptcy filing had a minimal impact on the quarter since all of its business has been transferred to other distributors or our direct channel. See “Overview” section above for additional details of the Wynit bankruptcy.

Revenue decreased $550.9 million, or 35%, from $1,595.7 million for the nine months ended October 1, 2016 to $1,044.8 million for the nine months ended September 30, 2017. First nine months of 2017 results also continue to reflect lower demand for connected fitness devices, compared to the same period in 2016, primarily in the United States. A substantial majority of the decrease was due to a 37% decline in the number of devices sold, from 15.8 million in the nine months ended October 1, 2016 to 10.0 million in the nine months ended September 30, 2017. The decrease was offset in part by a 4% increase in average selling price of our devices, from $97 for the nine months ended October 1, 2016 to $101 for the nine months ended September 30, 2017, primarily driven by product mix changes, partially offset by price protection on certain products and rebates. NPI revenue decreased by 32% to $662.1 million, or 63% of revenue, in the nine months ended September 30, 2017, compared to the same period in the prior fiscal year. Revenue from our direct channel, Fitbit.com, increased from $96.9 million in the nine months ended October 1, 2016 to $118.9 million, or 11% of revenue, in the nine months ended September 30, 2017. In addition, Wynit’s bankruptcy filing resulted in the determination that collectability was not reasonably assured for revenue of $8.1 million associated with shipments made during the third quarter of 2017. As a result, we did not recognize revenue associated with these shipments.

U.S. revenue, based on ship-to destinations, decreased $117.0 million, or 32%, from $361.2 million for the three months ended October 1, 2016 to $244.2 million for the three months ended September 30, 2017. International revenue, based on ship-to destinations, increased $5.8 million, or 4%, from $142.6 million for the three months ended October 1, 2016 to $148.3 million for the three months ended September 30, 2017, primarily due to a 10% increase in revenue in the EMEA region, offset in part by a 4% decrease in the APAC region.

U.S. revenue, based on ship-to destinations, decreased $544.3 million, or 47%, from $1.2 billion for the nine months ended October 1, 2016 to $613.8 million for the nine months ended September 30, 2017. International revenue decreased $6.6 million, or 2%, from $437.6 million for the nine months ended October 1, 2016 to $430.9 million for the nine months ended September 30, 2017, due to decreases in revenue of 28% in the APAC region and 9% in the Americas excluding the United States region, partially offset by an increase in revenue of 12% in the EMEA region.

For the remainder of 2017, we expect revenue to decrease as compared to the same period in 2016, primarily due to the slowdown in demand for fitness trackers particularly in the U.S market.

Cost of Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2017	October 1, 2016	$	%	September 30, 2017	October 1, 2016	$	%
Cost of revenue	$217,762	$263,144	$(45,382)	(17)%	$602,459	$876,304	$(273,845)	(31)%
Gross profit	174,760	240,658	(65,898)	(27)	442,304	719,382	(277,078)	(39)
Gross margin	45%	48%			42%	45%

Cost of revenue decreased $45.4 million, or 17%, from $263.1 million for the three months ended October 1, 2016 to $217.8 million for the three months ended September 30, 2017 and decreased $273.8 million, or 31%, from $876.3 million for the nine months ended October 1, 2016 to $602.5 million for the nine months ended September 30, 2017. The decreases during both periods was primarily due to declines of 31% and 37% in the number of devices sold during the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. Gross margin declined to 45% for the three months ended September 30, 2017 compared to 48% for the three months ended October 1, 2016, and declined to 42% for the nine months ended September 30, 2017 from 45% for the nine months ended October 1, 2016. Gross margin during the three months ended September 30, 2017 was negatively impacted by two discrete actions that increased our warranty costs, both of which are designed to benefit our customers. First, we extended our warranty term in several countries and second, we changed our replacement policy for a certain legacy product. Our gross margin during this period was also negatively impacted by additional excess and obsolete inventory write-downs for certain legacy products, offset in part by the utilization of previously reserved component materials. The decline in gross margin for the nine months ended September 30, 2017 was primarily due to an increase in excess manufacturing capacity, excess and obsolete inventory write-downs for certain legacy products, and price protection offered on certain products, offset in part by lower warranty costs.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2017	October 1, 2016	$	%	September 30, 2017	October 1, 2016	$	%
Research and development	$84,170	$82,972	$1,198	1%	$252,471	$235,129	$17,342	7%

Research and development expenses increased $1.2 million, or 1%, from $83.0 million for the three months ended October 1, 2016 to $84.2 million for the three months ended September 30, 2017. The increase was primarily due to an increase of $3.2 million in personnel-related expenses due to a 2% increase in headcount, a $2.1 million increase in allocated overhead, and a $0.5 million increase in third-party hosting costs, offset in part by a decrease of $2.4 million in consulting and contractor expenses, a $1.5 million decrease in tooling and prototype material costs, and a $0.5 million decrease in travel expenses.

Research and development expenses increased $17.3 million, or 7%, from $235.1 million for the nine months ended October 1, 2016 to $252.5 million for the nine months ended September 30, 2017. The increase was primarily due to an increase of $24.0 million in personnel-related expenses due to a 12% increase in headcount, a $6.9 million increase in allocated overhead, and a $2.6 million increase in third-party hosting costs, partially offset by a decrease of $10.6 million in consulting and contractor expenses and a $3.8 million decrease in tooling and prototype material costs.

For the remainder of 2017, we expect our research and development expenses to increase slightly in absolute dollars and remain relatively constant as a percentage of revenue as compared to the same period in 2016.

Sales and Marketing

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2017	October 1, 2016	$	%	September 30, 2017	October 1, 2016	$	%
Sales and marketing	$77,536	$79,872	$(2,336)	(3)%	$269,442	$305,061	$(35,619)	(12)%

Sales and marketing expenses decreased $2.3 million, or 3%, from $79.9 million for the three months ended October 1, 2016 to $77.5 million for the three months ended September 30, 2017. The decrease was primarily due to a $9.3 million decrease in advertising and marketing expense and a $5.1 million decrease in consulting and contractor expenses, partially offset by a $6.3 million increase in allocated overhead, a $3.9 million increase in personnel-related expenses due to a 2% increase in headcount, and a $1.8 million increase in sales transaction expenses.

Sales and marketing expenses decreased $35.6 million, or 12%, from $305.1 million for the nine months ended October 1, 2016 to $269.4 million for the nine months ended September 30, 2017. The decrease was primarily due to a $64.0 million decrease in advertising and marketing expense, partially offset by a $13.5 million increase in personnel-related expenses due to a 13% increase in headcount, a $6.0 million increase in allocated overhead, a $5.1 million increase in sales transaction expenses, a $2.4 million increase in expenses for purchased software, and a $2.3 million increase in consulting and contractor expenses.

For the remainder of 2017, we expect sales and marketing expenses to decrease in absolute dollars and as a percentage of revenue as compared to the same period in 2016, but to increase in absolute dollars and as a percentage of revenue compared to the third quarter of 2017 due to our shift in advertising and marketing spend for Fitbit Ionic’s launch to the fourth quarter of 2017 and for the holiday period.

General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2017	October 1, 2016	$	%	September 30, 2017	October 1, 2016	$	%
General and administrative	$40,690	$33,333	$7,357	22%	$102,815	$106,297	$(3,482)	(3)%

General and administrative expenses increased $7.4 million, or 22%, from $33.3 million for the three months ended October 1, 2016 to $40.7 million for the three months ended September 30, 2017. The increase was primarily due to a $7.6 million increase in bad debt expense resulting from Wynit’s bankruptcy filing, a $3.7 million increase in personnel-related expenses due to higher stock-based compensation expense, and a $0.6 million increase in allocated overhead partially offset by a $3.8 million decrease in legal fees primarily due to decreased litigation activity related to Jawbone,

General and administrative expenses decreased $3.5 million, or 3%, from $106.3 million for the nine months ended October 1, 2016 to $102.8 million for the nine months ended September 30, 2017. The decrease was primarily due to a $17.5 million decrease in legal fees primarily due to decreased litigation activity related to Jawbone, and a $2.4 million decrease in consulting and contractor expense, partially offset by a $7.6 million increase in bad debt expense resulting from Wynit’s bankruptcy filing, a $7.3 million increase in personnel-related expenses due to a 9% increase in headcount, and a $2.0 million increase in allocated overhead.

For the remainder of 2017, we expect general and administrative expenses to decrease in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the same period in 2016.

Interest and Other Income (Expense), Net

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2017	October 1, 2016	$	%	September 30, 2017	October 1, 2016	$	%
Interest income, net	$1,162	$970	$192	20%	$2,451	$2,391	$60	3%
Other income (expense), net	(702)	(1,037)	335	(32)%	134	68	66	97%

Interest income, net increased $0.2 million, or 20%, from $1.0 million for the three months ended October 1, 2016 to $1.2 million for the three months ended September 30, 2017, primarily due to higher interest earned on cash, cash equivalents and marketable securities, offset in part by the net write-down of deferred financing costs resulting from the May 2017 amendment of our Senior Facility that reduced our borrowing capacity from $250.0 million to $100.0 million. Other expense, net decreased primarily due to an increase in foreign currency gains. Interest income, net and other income, net remained relatively consistent for the nine months ended September 30, 2017, compared to the same period in the prior fiscal year.

Income Tax Expense

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2017	October 1, 2016	$	%	September 30, 2017	October 1, 2016	$	%
Income tax expense (benefit)	$86,227	$18,294	$67,933	371%	$51,883	$31,858	$20,025	63%
Effective tax rate	(317.3)%	41.2%			(28.8)%	42.3%

Income tax expense increased $67.9 million, from an expense of $18.3 million for the three months ended October 1, 2016 to $86.2 million for the three months ended September 30, 2017. Our effective tax rate was (317.3)% and 41.2% for the three months ended September 30, 2017 and October 1, 2016, respectively. The decrease in our effective tax rate for the three months ended September 30, 2017 was primarily due to the impact of a valuation allowance recorded against our U.S. deferred tax assets, federal research and development tax credits, and the mix of income between United States and foreign jurisdictions.

Income tax expense increased $20.0 million, from an expense of $31.9 million for the nine months ended October 1, 2016 to $51.9 million for the nine months ended September 30, 2017. Our effective tax rate was (28.8)% and 42.3% for the nine months ended September 30, 2017 and October 1, 2016, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2017 was primarily due to the impact of a valuation allowance recorded against our U.S. deferred tax assets, federal research and development tax credits, the mix of income between United States and foreign jurisdictions, and the effect of an out-of-period adjustment recorded in the three months ended April 2, 2016.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and borrowings under our credit facilities. As of September 30, 2017, we had cash and cash equivalents of $280.7 million and marketable securities of $378.5 million, approximately 90% of which is held on-shore by a U.S. legal entity.

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

Credit Facility

In December 2015, we entered into a second amended and restated credit agreement (the “Senior Facility”) that allowed us to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans. As of September 30, 2017, there were no outstanding borrowings under the Senior Facility. As of September 30, 2017, we had outstanding letters of credit totaling $38.3 million, issued to cover various security deposits on our facility leases.

In May 2017, we entered into a first amendment to the Senior Facility (the “First Amendment”), pursuant to which the aggregate amount we can borrow under the Senior Facility was reduced from $250.0 million to $100.0 million, with up to $50.0 million available for the issuance of letters of credit and up to $25.0 million available for swing line loans. In addition, pursuant to the First Amendment, the applicable margin in respect of the interest rates under the Senior Facility were amended to be based on our level of liquidity (defined as the sum of our aggregate cash holdings and the amount available under our revolving commitments) and range from, with respect to Alternate Base Rate loans, 0.5% to 1.0%, and, with respect to LIBOR loans, 1.5% to 2.0%. Among other changes, the First Amendment also removed the fixed charge coverage ratio covenant and the consolidated leverage ratio covenant, and added a general liquidity covenant requiring us to maintain liquidity of at least $200.0 million in unrestricted cash, of which $100.0 million in cash or cash equivalents must be held in accounts subject to control agreements with, and maintained by, Silicon Valley Bank or its affiliates. We were in compliance with the Senior Facility as of September 30, 2017.

For further information regarding the Senior Facility, see Note 5 of the notes to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2017	October 1, 2016
Net cash provided by (used in):
Operating activities	$8,718	$65,718
Investing activities	(32,913)	(330,870)
Financing activities	3,089	13,852
Net decrease in cash and cash equivalents	$(21,106)	$(251,300)

Cash Flows from Operating Activities

Net cash provided by operating activities of $8.7 million for the nine months ended September 30, 2017 was primarily due to an increase in net change in operating assets and liabilities of $20.0 million, which consisted of a decrease in account receivables resulting from higher collections and from taking a full reserve on Wynit’s outstanding account receivables, a decrease in inventory as a result of lower inventory purchases which decreased accounts payable and decreased accrued manufacturing expense and freight (included in accrued liabilities) as a result of lower operating activity during the nine months of 2017, partially offset by an increase in prepaid expenses and other assets primarily from an increase in income tax receivable due to expected refunds from prior tax years. The net change in operating assets and liabilities was also impacted by non-cash adjustments of $260.3 million, primarily resulting from a valuation allowance recorded against our U.S. deferred tax assets of $111.4 million, stock-based compensation expense of $67.3 million, depreciation and amortization expense of $32.5 million, provision for inventory obsolescence of $13.4 million, and provision for doubtful accounts of $7.8 million, partially offset by a net loss of $(231.7) million. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 85 days as of December 31, 2016 to 67 days as of September 30, 2017 due to higher collections during the three months ended September 30, 2017 compared to the fourth quarter of 2016.

Net cash provided by operating activities of $65.7 million for the nine months ended October 1, 2016 was primarily due to net income of $43.5 million and non-cash adjustment of $57.3 million, partially offset by a $35.1 million decrease in net change in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 of $32.9 million was primarily due to maturities and sales of marketable securities of $520.4 million, partially offset by purchases of marketable securities of $494.5 million, purchases of property and equipment of $58.2 million and an asset purchase of $0.5 million.

Net cash used in investing activities for the nine months ended October 1, 2016 of $(330.9) million was primarily due to purchases of marketable securities of $552.8 million, partially offset by sales and maturities of marketable securities of $249.3 million, purchases of property and equipment of $66.8 million, and cash paid for an acquisition of $5.6 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 of $3.1 million was primarily due to $13.9 million of proceeds from exercise of stock options and stock purchases made through our ESPP, offset in part by $10.8 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans.

Cash provided by financing activities for the nine months ended October 1, 2016 of $13.9 million was primarily due to $18.3 million of proceeds from the exercise of stock options and stock purchases made through our ESPP.

Contractual Obligations and Other Commitments

Future minimum payments under our operating leases as of September 30, 2017 were $281.1 million.

The aggregate amount of open purchase orders as of September 30, 2017 was approximately $179.4 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of September 30, 2017, $12.9 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $34.0 million as of September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of September 30, 2017, we had cash and cash equivalents of $280.7 million and marketable securities of $378.5 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had outstanding contracts with a total notional amount of $142.7 million in cash flow hedges for forecasted revenue transactions as of September 30, 2017. We had outstanding balance sheet hedges with a total notional amount of $93.6 million as of September 30, 2017. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls. Our management, including the CEO and CFO, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. Consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices or away from these types of products and services altogether, and our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. For example, in August 2017 we responded to shifting consumer preferences by announcing our first smartwatch, Fitbit Ionic, which included a software development kit (“SDK”) with its launch. If our entry in the smartwatch market is not well received, or consumer adoption is unfavorable or developers’ perception or adoption of our SDK is not positive, our reputation and business may be adversely affected.

Our newer products and services that have additional features or new product designs, such as Fitbit Ionic and Fitbit Aria 2, may also have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our wearable devices, which could result in decreased sales of our products and services and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, or if it is perceived that our future products and services will not satisfy consumer preferences, our business may be adversely affected.

If we are unable to successfully develop and timely introduce new products and services or enhance existing products and services, our business may be adversely affected.

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. For example, in the third quarter of 2017, we started shipping Fitbit Ionic, our smartwatch and Fitbit Flyer, our first Bluetooth headphone. In September 2017, we also announced our participation in Food and Drug Administration’s (“FDA”) new digital health software precertification pilot program aimed to develop a new approach to regulating digital health technology and to promote innovation of high-quality and effective digital health tools. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, timely and successful research and development, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced products and services or lower than expected manufacturing yields of new and enhanced products, which may adversely affect our revenue and gross margins. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $252.5 million, $320.2 million, $150.0 million and $54.2 million, for the nine months ended September 30, 2017, and for the full year 2016, 2015, and 2014, respectively. We anticipate that research and development expense will continue to increase in absolute dollars and as a percentage of revenue in 2017, as compared to the same period in 2016. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. If new or enhanced product and service introductions are delayed or not successful, we may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected.

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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of inventory at discounted prices, which have caused and may continue to cause our gross margin to suffer and could impair the strength of our brand. For example, during the fourth quarter of 2016, as a result of reduced demand, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, and recorded a liability to our contract manufacturers for unutilized manufacturing capacity and components. In addition, we offered additional rebates and promotions during the fourth quarter of 2016 to retailers and distributors. During the nine months ended September 30, 2017, we recorded additional write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment due to continued reduced demand, price protection on certain products, and rebates.

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

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, in recent quarters, our revenue growth has slowed or declined, and our historical growth should not be considered as indicative of our future performance. Although our annual revenue in 2016 was up 17% compared to 2015, our revenue in the third quarter of 2017 declined 22% on a year-over-year basis. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results. Specifically, we anticipate our 2017 revenue to decline on a year-over-year basis. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses. For example, we expect to record a substantial net loss in 2017.

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

If we experience a significant increase in demand, or if we need to replace an existing supplier, contract manufacturer, or logistics provider, we may be unable to supplement or replace such supply, contract manufacturing, or logistics capacity on terms that are acceptable to us, which may adversely impact our ability to deliver our products to customers in a timely manner. For example, for certain of our products, it may take a significant amount of time to onboard a contract manufacturer that has the capability and resources to build the product to our specifications in sufficient volume. Identifying suitable suppliers, contract manufacturers, and logistics providers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. In addition, our contract manufacturers often make significant investments to build capacity based upon our forecasted production. If we experience a significant decrease in demand as compared to our forecast, our contract manufacturers may seek to renegotiate the terms of their commitments or choose to limit or terminate their relationship with us. Accordingly, a loss of any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

Because some of the key components in our products come from a limited number or single source of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain.

Some of the key components used to manufacture our products come from a limited or single source of supply. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. While component shortages have historically been immaterial, they could be material in the future. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop suitable alternate sources in a timely manner. In addition, some of our suppliers, contract manufacturers, and logistics providers may have more established relationships with our competitors, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. Developing suitable alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our requirements or to fill our orders in a timely or cost-effective manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers and users. This could harm our relationships with our channel partners and users and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers and users.

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

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as increased promotional activities, to acquire new users and we expect to continue to spend significant amounts marketing our products and services to acquire new users and increase awareness of our products and services. In 2016, and for the three months ended September 30, 2017, advertising expenses were $316.8 million and $29.4 million, respectively, representing approximately 15% and 7% of our revenue, respectively. We also anticipate increasing advertising in the fourth quarter of 2017 to promote Fitbit Ionic. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to use our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

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

Any insolvency, credit problems, or other financial difficulties impacting our retailers and distributors could expose us to financial risk.

Some of our retailers and distributors have experienced and may continue to experience financial difficulties. The insolvency, credit problems, or other financial difficulties impacting our retailers and distributors could expose us to financial risk. In addition, if the credit capacity of any retailers or distributors and accounts receivable balances increase, we may be subject to additional financial risk. Financial difficulties of our retailers and distributors could impede their effectiveness and also expose us to risks if they are unable to pay for the products they purchase from us. For example, Wynit Distribution (“Wynit”), historically our largest customer, filed for bankruptcy protection in September 2017. The difficulties of retailers and distributors may also lead to a reduction in sales, price cuts of our products, and adverse effects on our brand and operating results. In addition, such difficulties may also lead to an increase in our insurance premiums or challenges in obtaining sufficient coverage. Any reduction in sales by our current retailers or distributors, loss of large retailers or distributors, or decrease in revenue from our retailers or distributors could adversely affect our revenue, operating results, and financial condition.

We depend on retailers and distributors to sell and market our products, and our failure to maintain and further develop our sales channels could harm our business.

We primarily sell our products through retailers and distributors and depend on these third-parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retailers and distributors are not successful in selling our products or overestimate demand for our products, our revenue would decrease and we could experience lower gross margins due to product returns or price protection claims. Our retailers also often offer products and services of our competitors in their stores. Furthermore, our business could be adversely affected if any of our large retailers were to experience financial difficulties or store closures, or change the focus of their businesses in a way that deemphasized the sale of our products. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com, and through our direct channel, Fitbit.com, as consumers increasingly make purchases online. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors our ability to sell our products and services could be adversely affected and our business may be harmed.

In 2016 and for the nine months ended September 30, 2017, our five largest retailers and distributors accounted for approximately 53% and 44% of our revenue, respectively. Of these retailers and distributors, Wynit, Amazon.com and Best Buy accounted for approximately 15%, 14% and 12% of our revenue for 2016, respectively, and Amazon.com accounted for approximately 14% of our revenue for the nine months ended September 30, 2017. No other retailers or distributors accounted for 10% or more of our revenue during these periods. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. For example, Wynit, historically our largest customer at the time, filed for bankruptcy protection in September 2017. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

Our revenue and operating results are affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue and operating income, reflecting our historical strength in sales during the holiday season. We generated approximately 26%, 38% and 50% of our full year revenue during the fourth quarters of 2016, 2015 and 2014, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results, as was the case in the fourth quarter of 2016. In addition, if we fail to accurately forecast customer demand for the holiday season, we may experience excess inventory levels or a shortage of products available for sale.

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

We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so as well. Our users’ exercise and activity-related data and other personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, and information such as heart rates, sleeping patterns, GPS-based location, and activity patterns.

Due to the volume of the personal information and data we manage and the nature of our products, the security features of our platform and information systems are critical. If our security measures, some of which we manage using third-party solutions, are breached or fail, unauthorized persons may be able to obtain access to or acquire our users’ data. Furthermore, if third-party service providers that host user data on our behalf experience security breaches or violate applicable laws, agreements, or our policies, such events may also put our users’ information at risk and could in turn have an adverse effect on our business. Additionally, if we or any third-party, including third-party applications, with which our users choose to share their Fitbit data were to experience a breach of systems compromising our users’ personal data, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings.

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

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

We currently rely on a combination of patent, copyright, trademark, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our intellectual property rights. We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, commercial partners, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. Additionally, the process of obtaining patent or trademark protection is expensive and time-consuming, and we may not be able to file, apply for or prosecute all necessary or desirable patent applications or trademark applications at a reasonable cost or in a timely manner. We have obtained and applied for U.S. and foreign trademark registrations for the “Fitbit” brand and a variety of our product names, and will continue to evaluate the registration of additional trademarks as appropriate. However, we cannot guarantee that any of our pending trademark or patent applications will be approved by the applicable governmental authorities. Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and our failure or inability to obtain or maintain trade secret protection or otherwise protect our proprietary rights could adversely affect our business.

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

We may experience difficulties implementing and maintaining our new enterprise resource planning system.

We recently implemented a new enterprise resource planning (“ERP”) system. ERP implementations are complex and time-consuming, and involve substantial expenditures on maintenance activities and software. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. We may discover deficiencies in our design or implementation or maintenance of the new ERP system that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

We were founded in 2007 and have expanded our operations rapidly since our inception. Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees increasing from 1,101 as of December 31, 2015 to 1,753 as of December 31, 2016, and it decreased to 1,652 as of September 30, 2017. In January 2017, we announced a reorganization, including a reduction in force, that impacted approximately 110 employees, or 6% of our global workforce. Despite this reorganization, we have experienced rapid growth in recent periods and headcount is expected to grow in 2017. If our operations continue to grow, we may experience difficulties in obtaining components for our products in quantities sufficient to meet market demand, as well as delays in production and shipments, as our products are subject to risks associated with third-party sourcing and manufacturing. We could be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our corporate culture may be harmed.

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

The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various U.S. state and federal and foreign agencies, including the U.S. Consumer Product Safety Commission (“CPSC”), FTC, FDA, Federal Communications Commission, and state attorneys general, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products and services are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.

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

•
complexity and other risks associated with current and future foreign legal requirements, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the E.U. General Data Protection Regulation, and any applicable privacy and data protection laws in foreign jurisdictions where we currently conduct business or intend to conduct business in the future;

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

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In each of the three and nine months ended September 30, 2017 and October 1, 2016, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. For example, in October 2017, we launched Fitbit Coach, our new premium guidance and coaching paid offering. If consumer reception is unfavorable or we are unable to successfully sell and market our premium services, we may be deprived of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

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

In addition, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, or by changes in the valuation of our deferred tax assets and liabilities. For example, in the third quarter of 2017, we recorded a $111.4 million valuation allowance against a portion of our U.S. deferred tax assets. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions.

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

Our Aria scales are subject to FDA and corresponding regulations, and sales of this product or future regulated products could be adversely affected if we fail to comply with the applicable requirements.

Medical devices, including our Aria scales, are regulated by the FDA and corresponding state regulatory agencies, and we may have future products that are regulated as medical devices by the FDA. The medical device industry in the United States is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Before we can market or sell a new regulated product or make a significant modification to an existing medical device in the United States, we must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. In addition, certain future software functionality, whether standalone or embedded in existing or future devices, may be regulated as a medical device and require pre-market review and approval by the FDA. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from generating revenue from these products. Medical devices are also subject to numerous ongoing compliance requirements under the regulations of the FDA and corresponding state regulatory agencies, which can be costly and time consuming. For example, under FDA regulations medical device manufacturers are required to, among other things, (i) establish a quality system to help ensure that their products consistently meet applicable requirements and specifications, (ii) establish and maintain procedures for receiving, reviewing, and evaluating complaints, (iii) establish and maintain a corrective and preventive action procedure, (iv) report certain device-related adverse events and product problems to the FDA, and (v) report to the FDA the removal or correction of a distributed product. If we experience any product problems requiring reporting to the FDA or if we otherwise fail to comply with applicable FDA regulations or the regulations of corresponding state regulatory agencies, with respect to our Aria scales or future regulated products, we could jeopardize our ability to sell our products and could be subject to enforcement actions such as fines, civil penalties, injunctions, recalls of products, delays in the introduction of products into the market, and refusal of the FDA or other regulators to grant future clearances or approvals, which could harm our reputation, business, operating results, and financial condition.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $4.99 to $51.90 through September 30, 2017. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of September 30, 2017, there were 236.4 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of September 30, 2017, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.7 million shares of Class A common stock and 20.4 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of September 30, 2017 that may be settled for 17.4 million shares of Class A common stock and 0.1 million shares of Class B common stock. As of September 30, 2017, all of the shares issuable upon the exercise of stock options or settlement of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

In addition, certain holders of our capital stock have rights, subject to some conditions, to require us to file registration statements for the public resale of their shares or to include such shares in registration statements that we may file for us or other stockholders.

The dual class structure of our common stock has the effect of concentrating voting control with our founders and certain other holders of our Class B common stock, including our directors, executive officers, and significant stockholders. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2017, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, and certain other holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On July 10, 2017, the Company issued a warrant to Granite Peak Technologies, LLC, an accredited investor, to purchase 450,000 shares of its Class A common stock. The warrant is exercisable based on service and performance-based conditions and has an exercise price of $5.23 per share and a contractual term of ten years. The Company believes that the issuance and sale of the warrant is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder. The recipient of the warrant represented its intentions to acquire the warrant for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the warrant issued in this transaction.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Warrant to Purchase Stock by and between the Registrant and Granite Peak Technologies, LLC, dated July 10, 2017.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

FITBIT, INC.

Date:	November 3, 2017	/s/ WILLIAM ZERELLA
William Zerella
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Warrant to Purchase Stock by and between the Registrant and Granite Peak Technologies, LLC, dated July 10, 2017.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# These certifications are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.