Form 10-K
period 2017-12-31
FITBIT INC
filed 2018-03-01
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

(Mark one)	☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
199 Fremont Street, 14th Floor San Francisco, California 94105 (Address of principal executive offices) (Zip Code) (415) 513-1000 (Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the registrant's Class A common stock on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.0 billion.

As of February 20, 2018, there were 208,207,282 shares of the registrant’s Class A common stock outstanding and 31,289,730 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

Fitbit, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2017

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	continued investments in our business, including but not limited to growing our international sales, Fitbit Health Solutions and recurring revenue opportunities, and the impact of those investments;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;

•	trends in our device mix, average selling price and gross margins;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our wearable products and their market acceptance and future potential;

•	our ability to develop, timely introduce and effectively manage the introduction of new products and services or improve our existing products and services, or engage or expand our user base;

•	our ability to expand into the healthcare sector;

•	potential insurance recoveries;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	trends in revenue, costs of revenue, and gross margin;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectation to derive the substantial majority of our revenue from sales of devices;

•	growing our sales of subscription-based services;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	releasing and shipping new products and services, and the timing thereof;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

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

PART I

Item 1. Business

Our Vision
To make everyone in the world healthier.

Our Mission

To help people achieve positive health, wellness, and fitness outcomes by empowering them with intelligent insights, personalized guidance, and the motivation to reach their goals.

Overview

Fitbit is a technology company focused on delivering health solutions that impact health outcomes. The Fitbit platform combines wearable devices with software and services to give our users tools to help them reach their health and fitness goals, augmented by general purpose features that add further utility and drive user engagement. Our wearable devices, which include health and fitness trackers and smartwatches, enable our users to view data about their daily activity, exercise and sleep in real-time. Our software and services, which include an online dashboard and mobile app, provide our users with data analytics, motivational and social tools, and virtual coaching through customized fitness plans and interactive workouts. In addition, our software and services drive engagement and can be leveraged to provide personalized insights. Together, our devices, services, and software have helped millions of users on their health and fitness journeys be more active, sleep better, eat smarter, and manage their weight. Fitbit appeals to a wide spectrum of consumers by addressing key health and fitness needs with advanced technology embedded in simple-to-use products and services.

The core of our platform is our family of wearable devices. These devices automatically track users’ daily steps, calories burned, distance traveled, and active minutes, and display real-time feedback to encourage users to become more active in their daily lives. Most of our wearable devices also measure floors climbed, and sleep duration and quality, and our more advanced products track heart rate, and GPS-based information such as speed, distance, and exercise routes. Several of our devices also have more advanced features such as the ability to receive call and text notifications, and our first smartwatch, Fitbit Ionic, offers contactless payments, on-board music, notifications, and several apps. To accompany certain of our products, we offer accessories that include wireless headphones, interchangeable wrist bands and frames, colored clips, device charging cables, wireless sync dongles, band clasps, and Fitbit apparel. In addition, we offer a Wi-Fi connected scale that records weight, body fat, and BMI. We are able to enhance the functionality and features of our connected devices through wireless updates.

Our platform also includes software that helps to encourage healthy behavior changes in three areas: activity, sleep, and nutrition. The software includes our online dashboard and mobile apps, which wirelessly and automatically sync with our devices. It enables users to see trends and achievements and, access motivational tools such as coaching and guidance, or connections to our community. We believe gamifying behaviors and providing virtual badges, real-time progress notifications, support, and a competition dashboard helps drive engagement. Our direct connection with our users also enables us to provide personalized insights. In addition, we extend the value of our platform through our open API, which enables third-party developers to create health and fitness apps that interact with our platform. Through our open platform and our large community of users, we have established an ecosystem that includes thousands of third-party health and fitness apps that connect with our products and enhance the Fitbit experience.

Our platform enables a wide range of people to get fit their own way, whatever their interests and goals. Our users range from people interested in improving their health and fitness through everyday activities to endurance athletes seeking to maximize their performance. To address this wide range of needs, we design our devices, apps, and services to be easy to use so that they fit seamlessly into peoples’ daily lives and activities. Our users can sync their Fitbit devices with and view their dashboard on their computers and over 200 mobile devices, including iOS, Android, and Windows Phone products. This cross-platform capability coupled with broad global distribution have enabled us to attract what we believe is one of the largest community of wearable device users. The size of our user community increases the likelihood that our users will be able to find and engage with like-minded individuals, friends, and family, creating positive network effects that reinforce our growth. In addition, data from our large community enables us to enhance our product features, provide improved insights, and offer more valuable guidance for our users.

The Fitbit Platform

Our wearable platform is designed to enable our users to improve their health and fitness by:

•
Tracking activities through our wearable devices. We empower users to live healthier, more active lifestyles by both tracking the information that matters most to them and providing them with real-time feedback. Our wearable devices span multiple styles, form factors, and price points, and, as a result, address the needs of a wide range of people—from people simply looking to get fit by increasing their activity levels to endurance athletes seeking to maximize their performance. Our devices, which include both health and fitness trackers and smartwatches and our Wi-Fi connected scale, feature proprietary and advanced sensor technologies and algorithms and long battery lives. In addition, the ease of use and small, lightweight, and durable designs of our devices help them fit effortlessly into our users’ lifestyles.

•
Learning through our online dashboard and mobile apps. We offer our users a personalized online dashboard and mobile apps that sync automatically with and display data from our wearable devices. We provide our users with a wide range of information and analytics, such as charts and graphs of their progress and the ability to log caloric intake. Both our online dashboard and mobile apps are free and work with all of our wearable devices. Our internally-developed software is regularly updated and enhanced, increasing the utility of our platform.

•
Staying motivated through social features, notifications, challenges, and virtual badges. Our products help millions of users achieve their goals both individually and within the community that they choose. On an individual level, we motivate users by delivering real-time feedback, including notifications, leaderboard and challenge updates, and virtual badges. Our platform also offers users social features that allow them to view and participate in a social feed, receive and provide support through specific groups organized by activity or health, and engage in friendly competition. Users can securely share some or all of their health and fitness information on an opt-in basis with friends, family, and other parties and compete against each other on key statistics through leaderboards and daily or multi-day fitness challenges. In addition, users can choose to share their data with thousands of third-party apps and through social networks on an opt-in basis. As users create more connections on our network, they often benefit from higher levels of activity.

•
Improving health and fitness through goal-setting, personalized insights, premium services, and virtual coaching. Our primary goal is to help our users improve their health and fitness. We believe our platform assists users in changing their daily behavior, such as going for a run or walking more to reach a goal or win a challenge. We empower our users to set their own health and fitness goals and track their progress towards these goals. We also offer premium services on a subscription basis that provide personalized insights and virtual coaching through customized fitness plans and interactive video-based exercise experiences on mobile devices and computers. Our premium services feature in-depth data analysis and personalized reports, as well as benchmarking against peers.

Our Competitive Strengths

We believe our competitive strengths are brand, community, and data.

Brand

•
Fitbit is the leading global wearables brand. We stand for health and fitness and have a trusted relationship with our users. We have a singular focus on driving positive health outcomes by targeting activity, sleep, and nutrition.

•
Broad and differentiated go-to-market strategy. We have developed a broad go-to-market strategy that reaches individuals regardless of where they shop. We sell our products in over 45,000 retail stores and in 86 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering. We believe the breadth and depth of our established selling channels and prominent presence in retail stores would be difficult for a competitor to replicate.

Community

•
Broad range of wearable devices. We believe everyone’s approach to fitness is different, so we offer our users a range of wearable devices spanning multiple styles, form factors, and price points to allow people to find the devices that fit their lifestyles and goals. In addition to our wrist-based and clippable wearable health and fitness devices, we also offer a Wi-Fi connected scale that tracks weight, body fat, and BMI. We believe the breadth of our wearable devices provides us with a competitive advantage over our competitors, which often have a more limited line of products.

•
Large and growing community and powerful network effects. We believe the size of our community of users makes it more likely that users can connect with like-minded individuals, friends, and family and attracts many new users to our platform. Achieving meaningful health and fitness outcomes over the long-term is difficult. We believe that access to a network of users who provide support and motivation can increase a user’s engagement with and duration on the platform, especially when that network provides positive support as observed on our social feed. Each of our users adds value to our platform by making progress towards their goals and syncing their data with our platform, which we leverage to provide better insights for our users. As our community of users continues to grow, we will develop a deeper understanding of our users and expect to deliver additional value to them through more detailed insights and analysis. We believe the growth and scale of our user community allows users to become not only more engaged with personalized and relevant content, but also less likely to leave a community in which many of their friends and family are active members.

•
Direct relationship and continuous communication with our users. The connectivity of our devices allows us to better understand our users’ health and fitness goals. This connectivity also allows us to communicate the most relevant analysis, features, advice, and content to our users throughout the day with our online dashboard, mobile apps, emails, and notifications. It also allows us to focus on developing software that influences the behavior of our users to improve health outcomes, which can not only drive new forms of monetization, but also further engagement and duration of usage. We also utilize these communication channels to help our users become aware of our new products and services.

Data

•
Advanced, purpose-built hardware and software technologies. Our wearable devices leverage industry-standard technologies, such as Bluetooth low energy, as well as proprietary technologies, such as our PurePulse continuous heart rate tracking and our algorithms that measure and analyze user health and fitness metrics. We devote significant resources to ensure that our devices effortlessly fit into our users’ lifestyles. For example, we design our small, lightweight, durable, and fashionable products to be optimized for power efficiency, which enables automatic wireless data syncing without compromising battery life. We place a similarly strong emphasis on our online dashboard and mobile apps to provide users with visualization of their progress and personalized guidance. Our highly-scalable cloud infrastructure enables millions of users around the world to engage with our platform in real-time.

•
Broad mobile compatibility and open API. Our broad mobile compatibility and open API enable a large health and fitness ecosystem that provides additional value to our existing users and extends our reach to potential new users. Our users can sync their Fitbit devices with and view their online dashboard on their computers and over 200 mobile devices, including iOS, Android, and Windows Phone products. Additionally, we enable seamless integration with thousands of apps across iOS, Android, and Windows Phone through our open API, which allows our users to share data with third-party apps on an opt-in basis.

Our Devices and Accessories

Our line of devices includes Fitbit Surge®, Fitbit Blaze®, Fitbit Charge 2®, Alta HR™, Alta®, Fitbit Flex 2®, Fitbit One® and Fitbit Zip® activity trackers, as well as Fitbit Ionic™ smartwatch, and Fitbit Aria 2™ Wi-Fi Smart Scales. We also offer a line of accessories including bands and frames for some of our devices, as well as Fitbit Flyer™, our wireless headphone designed for fitness.

Our Software and Services

We believe our software and services offer the ability to engage the user and effect behavior change, representing an opportunity to diversify our revenue stream and deepen our relationship with our users. As we continue to work towards driving and influencing health outcomes, we believe there is an opportunity for our software to play a role in chronic disease management. We offer both enterprise software such as corporate challenges for Fitbit Health Solutions customers and coaching and guidance for our retail customers. Revenue from our software and services has historically represented less than one percent of our annual revenue.

Fitbit online dashboard and mobile apps. We offer our users a personalized online dashboard and mobile apps that sync automatically with, and display real-time data from, our wearable devices. Through these offerings, we provide users with charts and graphs of their progress, deeper analysis of their activities, and the ability to log caloric intake. Additionally, we motivate users through real-time feedback including notifications, leaderboard and challenge updates, and virtual badges. Our platform also offers users social features, such as access to an online community of users, leaderboards and challenges, that allow users to receive and provide support and engage in friendly competition. Our online dashboard and mobile apps are available for free through the iOS App Store, Google Play, Windows Store, and on Fitbit.com.

Fitbit Coach. In March 2015, we acquired FitStar, a provider of interactive video-based exercise experiences on mobile devices and computers that utilize proprietary algorithms to adjust and customize workouts for individual users based on data gathered during their workouts. We rebranded FitStar to Fitbit Coach beginning in October 2017. Through our Fitbit Coach offering, we provide exercise programs through personal trainer and yoga apps that continuously adjust to our users based on feedback throughout the workout.

 Our Commitment to Privacy

We are committed to respecting our users’ privacy, letting our users decide how their information is used and shared, and keeping their data safe.

We have developed our data collection and use practices in accordance with the Fair Information Practice Principles, or FIPPs. We are committed to the following privacy principles as outlined in our privacy policy:

•
Transparent and Easy to Understand Policies. We are transparent about our data practices and explain them in clear language. Our data collection practices are designed to only collect data that is useful to improving our products, services, and user experience.

•	No Unexpected Uses. We never sell personally identifiable data or use it other than as described in our privacy policy.

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

•	Prioritize Security. We take the security of our users’ data seriously. We use a combination of technical and administrative security controls to help ensure the security of user data.

Research and Development

We are passionate about developing innovative products and services that empower our users to reach their health and fitness goals. We believe our future success depends on our ability to develop new products and features that expand the versatility and performance of our existing platform, and we plan to continue to invest significant resources to enhance performance, functionality, convenience, and style for our users.

Our global research and development team supports the design and development of our wearable devices, proprietary sensors, firmware, data algorithms, and online dashboard and mobile apps. Our team is also researching new advanced science to help deepen our penetration of wearable devices. The team is comprised of dedicated research employees, electrical engineers, mechanical engineers, firmware engineers, site operations engineers, and mobile app developers. Our research and development team is primarily based at our headquarters in San Francisco, California, as well as several other worldwide locations.

Our research and development expenses were $343.0 million, $320.2 million, and $150.0 million, for 2017, 2016, and 2015, respectively.

Manufacturing, Logistics and Fulfillment

We outsource the manufacturing of our products to several contract manufacturers. These contract manufacturers produce our products in their facilities, which are primarily located in Asia. The components used in our products are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us and our contract manufacturers, and are located worldwide. Our operations employees coordinate our relationships with our contract manufacturers and component suppliers. We believe that using outsourced manufacturing enables greater scale and flexibility at lower costs than establishing our own manufacturing facilities. We evaluate our current contract manufacturers and component suppliers on an ongoing basis, including whether or not to utilize new or alternative contract manufacturers or component suppliers.

We work with third-party fulfillment partners that deliver our products from multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility.

Sales Channels and Customers

We sell our products through three primary channels:

Retail and distribution channel. We offer our products in over 45,000 retail stores and in 86 countries. We focus on building close relationships with our retailers, working with them to merchandise our products in a compelling manner both in-store and on their e-commerce sites, promoting our products through their marketing efforts, and educating their sales forces about our products. In addition, we sell to distributors who resell our products to retailers.

•	Consumer electronics and specialty retailers. Our products are sold by retailers with a large domestic and international presence such as Best Buy.

•	e-Commerce retailers. Our products are sold on Amazon.com, in addition to the e-commerce sites of our retailers.

•	Mass merchant, department store, and club retailers. Our products are sold by large retailers, including Target, Costco, Macy’s, Kohl’s, and Walmart.

•	Sporting goods and outdoors retailers. Our products are sold by sporting goods and outdoors retailers, including Dick’s Sporting Goods and REI.

•	Wireless carriers. Our products are sold by wireless carriers, including Verizon.

•	Distributors. Our products are sold by a network of distributors.

Consumer direct channel. We sell our full line of products directly to consumers in the United States and other countries through our online store at Fitbit.com, which represented 10% and 7% of our revenue in 2017 and 2016, respectively. We drive consumers to our website through online and offline advertising as well as marketing promotions.

Fitbit Health Solutions channel. We believe our strong brand recognition and success with consumers makes Fitbit a desirable partner for the healthcare and enterprise ecosystem. Fitbit Health Solutions partners and sells offerings to employer health and wellness plans, health plans, hospitals, and researchers. We offer products and services to employers looking to enhance their employee wellness programs. We sell our corporate wellness offering directly to employers or through partners, such as wellness program providers and insurance companies. Through our corporate wellness offering, employers can purchase our products at quantity discounts for their employees. We also offer a range of other services to maximize wellness program success, such as easy employee onboarding, an engaging employee leaderboard, real-time group reporting for company administrators, and employee insight into progress towards program goals. We can also integrate with our partners’ existing wellness programs.

Backlog

There is a relatively short cycle between order and shipment of our sales. Therefore, we believe that backlog information is not material to the understanding of our business.

Marketing and Advertising

Our marketing and advertising programs are focused on building global brand awareness, increasing product adoption, including the launch of new product offerings, and driving sales. Our marketing and advertising efforts target a wide range of consumers and leverage traditional advertising methods (including television, cinema, and print magazines), sponsorships and public relations, digital marketing, channel marketing, and endorsements by professional athletes and celebrities.

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

As the leading global wearable brand, we have developed a significant patent portfolio to protect certain elements of our proprietary technology. As of December 31, 2017, we had 399 issued patents. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States.

Competition

The market for wearable devices is both evolving and competitive. The wearable devices category has a multitude of participants including specialized consumer electronics companies such as Garmin and Nokia, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

The principal competitive factors in our market include:

•	brand awareness and focus;

•	breadth of product offerings;

•	battery life, sensor technology, and tracking features;

•	online and mobile app experience;

•	cross-platform capability (iOS, Android, and Windows Phone);

•	software algorithms;

•	partnerships;

•	strength of sales and marketing efforts; and

•	distribution strategy.

We believe we compete favorably with our competitors on the basis of these factors as a result of our community of users, leading global brand, and data. The size of our user community increases the likelihood that our users will be able to find and engage with like-minded individuals, friends, and family, creating positive network effects. We believe that our success with consumers, along with our focus on health and fitness, makes us an attractive wearables partner for the healthcare and enterprise ecosystem. Furthermore, our platform and open API have together enabled us to establish a large and growing health and fitness ecosystem that not only provides additional value to our existing users, but also extends our reach to potential new users.

Employees

As of December 31, 2017, we had 1,749 global employees. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Information about Geographic Revenue

Information about geographic revenue is described in Note 11, “Significant Customer Information and Other Information” in the notes to our consolidated financial statements.

Corporate Information

We were incorporated in Delaware in March 2007 as Healthy Metrics Research, Inc. We changed our name to Fitbit, Inc. in October 2007. We completed our initial public offering in June 2015 and our Class A common stock is listed on The New York Stock Exchange under the symbol “FIT.” Our principal executive offices are located at 199 Fremont Street, 14th Floor, San

Francisco, California 94105, and our telephone number is (415) 513-1000. Our website address is www.fitbit.com and our investor relations website address is http://investor.fitbit.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Fitbit, the Fitbit logo, Fitbit Ionic, Fitbit Flyer, Fitbit Surge, Fitbit Blaze, Fitbit Charge 2, Fitbit Charge HR, Alta, Fitbit Charge, Fitbit Flex 2, Fitbit Flex, Fitbit One, Fitbit Zip, Aria, PurePulse, SmartTrack, FitStar, and our other registered or common law trade names, trademarks, or service marks appearing in this Annual Report on Form 10-K are our intellectual property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners.

Through a link on our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All such filings are available free of charge. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all reports that we file or furnish with the SEC electronically.

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

The wearable device market is highly competitive, with companies offering a variety of products and services. Wearables can be broadly defined as connected health and fitness trackers, fitness watches, smartwatches and devices beyond the wrist. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. In terms of units sold, we have primarily operated in the connected health and fitness tracker segment of the wearables device market. The wearable device market has a multitude of participants, including specialized consumer electronics companies, such as Garmin and Nokia, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores. We believe many of our competitors and potential competitors have significant advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, contract manufacturers, and channel partners, greater brand recognition, ability to leverage app stores which they may operate, experience manufacturing particular wearable devices, such as smartwatches, and greater financial, research and development, marketing, distribution, and other resources than we do. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results. Furthermore, current or potential competitors may be acquired by third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and consumer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their products and services more quickly than we do. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

If we are unable to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. In terms of units sold, we have primarily operated in the connected health and fitness tracker segment of the wearables device market. However, consumer preference has increasingly shifted to the smartwatch segment of the wearables device market. Although we intend to build out our smartwatch offerings, consumers may decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices or away from these types of products and services altogether. Our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. If we do not anticipate such shifts in a timely manner, our reputation and business may be adversely affected.

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

If we are unable to successfully develop, timely introduce, and effectively manage the introduction of new products and services or enhance existing products and services, our business may be adversely affected.

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. For example, in the third quarter of 2017, we started shipping Fitbit Ionic, our smartwatch and Fitbit Flyer, our first Bluetooth headphone. In September 2017, we also announced our participation in the Food and Drug Administration’s, or FDA, new digital health software precertification pilot program aimed to develop a new approach to regulating digital health technology and to promote innovation of high-quality and effective digital health tools. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, timely and successful research and development, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Given the complexity, we occasionally have experienced, and could experience in the future, delays in completing the development and introduction of new and enhanced products and services, product costs that are higher than planned, or lower than expected manufacturing yields of new and enhanced products, which may adversely affect our revenue and gross margins. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results.

We must also successfully manage introductions of new or enhanced products. Introductions of new or enhanced products could adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches. Furthermore, we may experience greater returns from retailers or users of existing products, or retailers may be granted stock rotation rights and price protection. Moreover, consumers may decide to purchase new or enhanced products instead of existing products. We may face challenges managing the inventory of existing products, which could lead to excess inventory and discounting of our existing products. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results. We have also historically incurred higher levels of sales and marketing expenses accompanying each product introduction. Accordingly, if we fail to effectively manage introductions of new or enhanced products, our operating results could be harmed.

Our operating results could be materially harmed if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale. Our ability to accurately forecast demand for our products and services could be affected by many factors, including an increase or decrease in consumer demand for our products and services or for products and services of our competitors, product and service introductions by us and our competitors, channel inventory levels, sales promotions by us or our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. We face challenges acquiring adequate and timely supplies of our products to satisfy the levels of demand, particularly in connection with new product introductions, which we believe negatively affects our revenue. As we continue to introduce new products, we may face challenges managing the inventory of existing products. No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will not underestimate or overestimate forecasted sales in a future period.

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs and the sale of inventory at discounted prices, which have caused and may continue to cause our gross margin to decline and could impair the strength of our brand. For example, during the fourth quarter of 2016, as a result of reduced demand, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, and recorded a liability to our contract manufacturers for unutilized manufacturing capacity and components. In addition, we offered, and recorded reserves for, additional rebates and promotions during the fourth quarter of 2016 to retailers and distributors. During 2017, we recorded additional write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment due to continued reduced demand, price protection on certain products, and rebates. Reserves and write-downs for rebates, promotions, excess inventory, tooling and manufacturing capacity are recorded based on our forecast of future demand. Actual future demand could be less than our forecast which may result in additional reserves and write-downs in the future or actual demand could be stronger than forecast which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

Conversely, if we underestimate consumer demand for our products, we may in future periods be unable to meet customer, retailer or distributor demand for our products. We may also be required to incur higher costs to secure the necessary production capacity and components if we underestimate demand and our business and operating results could be adversely affected, including damage to our brand and customer relationships.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our wearable devices and our ability to maintain or increase the size and engagement of our community of users;

•	the timing and success of new product and service introductions by us and the transition from legacy products;

•	the timing and success of new product and service introductions by our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	the continued market acceptance of, and the growth of the market for, wearable devices, and evolution of this market into smartwatches and other form factors;

•	pricing pressure as a result of competition or otherwise;

•	delays or disruptions in our supply, manufacturing, or distribution chain;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs, or both;

•	seasonal buying patterns of consumers;

•	increases in levels of channel inventory resulting from sales to our retailers and distributors in anticipation of future demand;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	impact of sales and marketing efforts and promotions by competitors, which are difficult to predict;

•	insolvency, credit, or other difficulties faced by our distributors and retailers, affecting their ability to purchase or pay for our products;

•	insolvency, credit, or other difficulties confronting our suppliers, contract manufacturers, or logistics providers leading to disruptions in our supply or distribution chain;

•	levels of product returns, stock rotation, and price protection rights;

•	levels of warranty claims or estimated costs of warranty claims;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, consumer product safety, advertising, and taxes;

•	product recalls, regulatory proceedings, or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations, those of any analysts that publish financial coverage of us, or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We may not be able to achieve revenue growth or profitability in the future.

Our historical revenue growth should not be considered indicative of our future performance. Our revenue has declined in recent periods and we expect our revenue growth to be slower than in the past or decline in future periods due to a number of factors, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to capitalize on growth opportunities, or the maturation of our business.

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, in recent quarters, our revenue growth has declined, and our historical growth should not be considered as indicative of our future performance. Although our annual revenue in 2016 was up 17% compared to 2015, our revenue in 2017 declined 26% on a year-over-year basis. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.

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

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $277.2 million in 2017. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success also depends on our ability to manage our operating expenses effectively. Our employee headcount and the scope and complexity of our business have increased significantly during recent years and we had 1,749 employees as of December 31, 2017. We have incurred significant net losses of $277.2 million and $102.8 million in 2017 and 2016, respectively. In January 2017, we announced cost-efficiency measures that included realigning sales and marketing spend and improved optimization of research and development investments. This reorganization impacted approximately 110 employees, or 6% of our global workforce. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions.

In addition, we are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $343.0 million, $320.2 million and $150.0 million, for 2017, 2016 and 2015, respectively.
We could also be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our management information systems and other processes and technology, and to obtain more space for our expanding workforce. This expansion could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees.
In the future, we may again need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, and implement additional restructurings and workforce reductions. Any such actions may result in the recording of special charges including inventory-related write-offs, workforce reductions, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges.
If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Because some of the key components in our products come from a limited number or single source of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain.

Some of the key components used to manufacture our products come from a limited or single source of supply. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. While component shortages have historically been immaterial, they could be material in the future. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop suitable alternate sources in a timely manner. In addition, some of our suppliers, contract manufacturers, and logistics providers may have more established relationships with our competitors, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. Developing suitable alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our requirements or to fill our orders in a timely or cost-effective manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers and users. This could harm our relationships with our channel partners and users and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers and users, which could adversely impact our revenue, gross margins, and operating results.

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

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as promotional activities, to acquire new users and we expect to continue to spend significant amounts marketing our products and services to acquire new users and increase awareness of our products and services. In 2017 and 2016, advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $226.3 million and $316.8 million, respectively, representing approximately 14% and 15% of our revenue, respectively. Co-op advertising costs were $45.0 million, $52.9 million, and $38.3 million for 2017, 2016 and 2015, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. Particularly during the holiday season, there is significant competition for holiday spending; if competitors or other products offer more compelling promotions or products, we may not realize our expected sales or recover our advertising and promotional spend. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for new product introductions. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

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

Failure to detect, prevent, or fix defects, or an increase in defects could result in a variety of consequences including a greater number of returns of products than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. For example, in 2016, we experienced an increase in actual and estimated warranty claims of $108.5 million as compared to 2015, which caused a 4% decline in gross margin in 2016 as compared to 2015. We generally provide a 45-day right of return for purchases through Fitbit.com and a 12-month limited warranty on all of our products, though warranty duration and scope may vary by jurisdiction in compliance with applicable local law. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. Moreover, we may offer stock rotation rights and price protection to our distributors. If we experience greater returns from retailers or users, or greater warranty claims, in excess of our reserves, our business, revenue, gross margin, and operating results could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also affect our brand and decrease demand for our products and services, adversely affecting our operating results and financial condition.

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

Our products and services are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, and heart rate and GPS-based information such as speed, distance, and exercise routes. We anticipate new features and functionality in the future, as well. From time to time, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity, and, in some cases, have required us to expend time and resources to defend litigation. For example, in the first quarter of 2016, class action lawsuits were filed against us based upon claims that the PurePulse heart rate tracking technology in the Fitbit Charge HR and Fitbit Surge do not consistently and accurately record users’ heart rates. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

Our operating margins have declined and may continue to decline as a result of decreased revenues, increasing product costs and operating expenses.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, new product introductions, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, warranty claims, and changes in consumer demand. Costs for the components used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, and other factors that are generally unpredictable and beyond our control. Any change to pricing and costs could have an adverse effect on, among other things, our average selling price, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, our operating results and financial condition may be harmed.

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

Some of our retailers and distributors have experienced and may continue to experience financial difficulties. Insolvency, credit challenges, or other financial difficulties may impact our retailers and distributors and could expose us to significant financial risk. In addition, if the credit capacity of any retailer or distributor declines due to deterioration in their financial condition or increases in their outstanding payable balance to us, we may be subject to additional financial risk. Financial difficulties of our retailers and distributors could impede their effectiveness and also expose us to risks if they are unable to pay for the products they purchase from us. For example, Wynit Distribution, LLC, or Wynit, historically our largest customer, filed for bankruptcy protection in September 2017, which caused us to incur $7.6 million in net bad debt expenses and $1.4 million in net cost of revenues in 2017. Credit and financial difficulties of our retailers and distributors may also lead to a reduction in sales, price reductions, increased returns of our products, and adverse effects on our brand and operating results. We maintain credit insurance for the majority of our customer balances, perform ongoing credit evaluations of our customers, and maintain allowances for potential credit losses on customers’ accounts when deemed necessary. Credit and financial difficulties may lead to an increase in our credit insurance premiums and make it more difficult or impossible to obtain sufficient coverage, which could increase our exposure and result in increased bad debt expense or additional write-offs. We also may not have sufficient insurance coverage to cover losses resulting from the credit and financial difficulties of our retailers and distributors. Any reduction in sales by our current retailers or distributors, loss of large retailers or distributors, or decrease in revenue from our retailers or distributors could adversely affect our revenue, operating results, and financial condition.

We depend on retailers and distributors to sell and market our products, and our failure to maintain and further develop our sales channels could harm our business.

We primarily sell our products through retailers and distributors and depend on these third-parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. Our retailers also often offer products and services of our competitors in their stores. If our retailers and distributors are not successful in selling our products or overestimate demand for our products or promote competing products and services more effectively than our products and services, our revenue would decrease and our gross margins could decline due to increased product returns or price protection claims. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com, and through our direct channel, Fitbit.com, as consumers increasingly make purchases online. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors our ability to sell our products and services could be adversely affected and our business may be harmed.

In 2016 and 2017, our five largest retailers and distributors accounted for approximately 52% and 43% of our revenue, respectively. Of these retailers and distributors, Wynit, Amazon.com and Best Buy accounted for approximately 14%, 14% and 10% of our revenue for 2016, respectively, and Amazon.com accounted for approximately 13% of our revenue for 2017. No other retailers or distributors accounted for 10% or more of our revenue during these periods. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. For example, Wynit, historically our largest customer at the time, filed for bankruptcy protection in September 2017. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk and impair our ability to sell products.

The electronics retail and sporting goods markets in some countries, including the United States, our largest market, are dominated by a few large retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. This can further concentrate our credit risk to a relatively small number of retailers, and, if any of these retailers were to experience credit or liquidity issues, it would increase the risk that our receivables from these customers may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our wearable devices, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. These situations also may result in pricing pressure to us. Any reduction in sales by our retailers would adversely affect our revenue, operating results, and financial condition.

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

Any occurrence of counterfeiting, imitation, or confusion with our brand could adversely affect our reputation, place negative pricing pressure on our products, reduce sales of our products, and impair the value of our brand. Additionally, counterfeit and unauthorized grey market sales may result in secondary warranty replacement and service costs. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to successfully maintain, promote, and position our brand and protect our reputation or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

Our business is affected by seasonality and if our sales fall below our forecasts, our overall financial conditions and operating results could be adversely affected.

Our revenue and operating results are affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue and operating income, reflecting our historical strength in sales during the holiday season. We generated approximately 35%, 26% and 38% of our full year revenue during the fourth quarters of 2017, 2016 and 2015, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results, as was the case in the fourth quarter of 2016. In addition, if we fail to accurately forecast consumer demand for the holiday season, we may experience excess inventory levels or a shortage of products available for sale.

Furthermore, our growth rate in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be significantly impacted by introductions of new or enhanced products and services, including the costs associated with such introductions.

We collect, store, process, and use personal information and other customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and any security breaches or our actual or perceived failure to comply with such legal obligations could harm our business.

We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so. Our users’ exercise and activity-related data and other personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, and information such as heart rates, sleeping patterns, GPS-based location, and activity patterns.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Companies and individuals may also be subject to criminal prosecution for trade secret theft under 18 U.S.C. section 1832. As we face increasing competition, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we had been involved in litigation with Jawbone and under a related federal criminal investigation concerning alleged theft of Jawbone’s trade secrets, which is described in Note 7, “Commitments and Contingencies” in the notes to our consolidated financial statements.

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

We recently implemented a new enterprise resource planning, or ERP, system. ERP implementations are complex and time-consuming, and involve substantial expenditures on maintenance activities and software. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. We may discover deficiencies in our design or implementation or maintenance of the new ERP system that could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

The market for wearable devices is still in the early stages of growth and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business and operating results would be harmed.

The market for wearable devices, which includes both connected health and fitness trackers and smartwatches, is still evolving and unproven and it is uncertain whether wearable devices will sustain high levels of demand and wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt these products and services. In part, adoption of our products and services will depend on the increasing prevalence of wearable devices driven by the introduction of new form factors, software services and other offerings. However, it is not certain whether consumers will respond to these new form factors, and if our offerings fail to satisfy consumer preferences, our business may be adversely affected.

Furthermore, some individuals may be reluctant or unwilling to use wearable devices because they have concerns regarding the risks associated with data privacy and security. If the wider public does not perceive the benefits of our wearable devices or chooses not to adopt them as a result of concerns regarding privacy or data security or for other reasons, then the market for these products and services may not further develop, it may develop more slowly than we expect, or it may not achieve the growth potential we expect it to, any of which would adversely affect our operating results. The development and growth of this market may not be sustained.

Our active user metric only represents the potential size and growth of our engaged user community and our activation metric is only an indicator of potential repeat behavior. Therefore, you should not rely on the active user metrics as an indicator of future retention of users, continual user engagement, or future payments by users or the activation metric as a guarantee of repeat purchasing behavior.

Our active user metric tracks the number of users who have an active Fitbit Coach subscription, who paired a wearable device or Aria scale to a Fitbit account, or who logged at least 100 steps or took a weight measurement within three months of the measurement date.

The active user only represents the potential size or growth of our engaged user community. The active user metric does not provide information regarding how frequently users engage with our platform or pay us, the extent to which inactive users are offset by new active users or how long a user remains active or continues to pay us. This metric is also not intended to be an indicator of device sales in any period and does not have a direct effect on our revenue and operating results since substantially all of our revenue to date has been derived from sales of our wearable devices. Therefore, you should not rely on our active user metric as an indicator of the level of retention of individual users in the future, continual user engagement or future payments by users.

Our activation metric tracks the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months ending on the date of measurement, as well as Fitbit users who previously activated another Fitbit device to his or her account.

The activation metric is only an indicator of potential repeat behavior. Actual repeat purchase behavior may depend on a number of factors, including but not limited to our ability to anticipate and satisfy consumer preferences. Therefore, you should not rely on our activation metric as a guarantee of repeat purchase behavior.

See the sections titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics-Active Users,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics-Activations” in this Annual Report on Form 10-K for additional information.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, in April 2016, the EU Parliament adopted a new data protection regulation, known as the General Data Protection Regulation, or GDPR, which will become effective in May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are more stringent than those currently in place in the European Union, and that will include significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. The costs of compliance with, and other burdens imposed by, the GDPR may limit the use and adoption of our products and services and could have an adverse impact on our business.

Additionally, we rely on various legal mechanisms for transferring certain personal data outside of the European Economic Area, or EEA, including the EU-US Privacy Shield Framework, or Privacy Shield, and EU Standard Contractual Clauses, or SCCs. In November 2016, the US Department of Commerce approved our Privacy Shield self-certification, which is available on the Department’s Privacy Shield website. Both Privacy Shield and the SCCs are the subject of ongoing legal challenges in European courts. If we fail or are perceived to fail to meet the Privacy Shield principles or our obligations under the SCCs, or if any of these legal mechanisms for transferring data from the EEA are invalidated by European courts or otherwise become defunct, EU data protection authorities or the Federal Trade Commission could bring enforcement actions seeking to prohibit or suspend our data transfers or alleging unfair or deceptive practices. In such cases, we could be required to make potentially expensive changes to our information technology infrastructure and business operations, and we could face legal liability, fines, negative publicity, and resulting loss of business.

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

Certain health-related laws and regulations such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, may have an impact on our business. For example, in September 2015 we announced that we intend to offer HIPAA compliant capabilities to certain customers of our corporate wellness offerings who are “covered entities” under HIPAA, which may include our execution of Business Associate Agreements with such covered entities. In addition, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information, or PHI, under HIPAA and HITECH. Furthermore, because we accept payment via credit cards, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI DSS. If we are unable to comply with the applicable privacy and security requirements under HIPAA, HITECH, or PCI DSS, or we fail to comply with Business Associate Agreements that we enter into with covered entities, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.

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

The manufacturing, labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various U.S. state and federal and foreign agencies, including the U.S. Consumer Product Safety Commission, or CPSC, FTC, FDA, Federal Communications Commission, and state attorneys general, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products and services are manufactured, distributed marketed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.
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

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2016 and 2017, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we expect to increase sales of subscriptions to these services. For example, in October 2017, we launched Fitbit Coach, our new premium guidance and coaching paid offering. If consumer reception is unfavorable or we are unable to successfully sell and market our premium services, we may be deprived of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

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

The outcome and impact of such claims, lawsuits, government investigations, and proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines, or penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, criminal sanctions, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could harm our business.

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

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, or by changes in the valuation of our deferred tax assets and liabilities. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, was signed into law and includes several key tax provisions that affected us, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of certain deductions, and changes to how the United States imposes income tax on multinational corporations, among others. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, and preparation and analysis of information not previously required or regularly produced which will require significant judgment in interpreting accounting guidance for such items that is currently uncertain. We have provided our best estimate of the impact of the 2017 Tax Act in our year-end income tax provision in accordance with our understanding of the 2017 Tax Act. However, the interpretation of issued or future guidance on how provisions of the 2017

Tax Act will be applied or otherwise administered by the U.S. Treasury Department, the Internal Revenue Services, and other standard-setting bodies could be different from our interpretation. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate. In addition, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation that may affect our financial position and results of operations in the future.

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
A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source licenses may subject us to certain unfavorable conditions, including requirements that we offer our products and services that incorporate the open source software for no cost or that we make publicly available all or part of the source code for modifications or derivative works. Additionally, if a third-party software provider has incorporated open source software into software that we license or obtain from such provider, we could be required to disclose or provide at no cost all or part of our source code that incorporates such licensed software. If a copyright holder that distributes open source software that we use or license or other third party were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and may be required to release portions of our proprietary source code, subject to significant damages, re-engineer our products and services, enjoined from the sale of our products and services that contained the open source software if re-engineering our products or services cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts. Any of the foregoing could disrupt the distribution and sale of our products and services and harm our business.

We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

As part of our business strategy, we may make investments in other companies, products, or technologies. For example, in 2016, we acquired assets from Coin, Inc., Pebble Industries, Inc., and Vector Watch S.R.L and in 2018 we acquired Twine Health, Inc. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected.

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

We face product liability, product safety and product compliance risks relating to the marketing, sale, use, and performance of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Certain of our products must comply with certain federal and state laws and regulations. For example, some of our products are subject to the Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the CPSC. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty.

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

The recall was conducted in conjunction with the CPSC, which monitored recall effectiveness and compliance. In addition to the financial impacts discussed elsewhere in this Annual Report on Form 10-K, this recall required us to collect a significant amount of information for the CPSC, which takes significant time and internal and external resources.

A large number of lawsuits, including multi-jurisdiction complex federal and state class action and personal injury claims, were filed against us relating to the Fitbit Force. These litigation matters required significant attention of our management and resources and disrupted the ordinary course of our business operations. We have settled all of the class action lawsuits and related individual personal injury claims. In the fourth quarter of 2015, we received proceeds from the insurance policies that apply to these claims and related legal fees, and we recorded an accrual for liabilities arising under these claims that was immaterial and falls within the amount of the insurance proceeds received.

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

Medical devices, including our Aria scales, are regulated by the FDA and corresponding state regulatory agencies, and we may have future products that are regulated as medical devices by the FDA. The medical device industry in the United States is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Before we can market or sell a new regulated product or make a significant modification to an existing medical device in the United States, we must comply with FDA Quality Management System regulations, and must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. In addition, certain future software functionality, whether standalone or embedded in existing or future devices, may be regulated as a medical device and require pre-market review and approval by the FDA. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from generating revenue from these products. Medical devices are also subject to numerous ongoing compliance requirements under the regulations of the FDA and corresponding state regulatory agencies, which can be costly and time consuming. For example, under FDA regulations medical device manufacturers are required to, among other things, (i) establish a quality management system to help ensure that their products consistently meet applicable requirements and specifications, (ii) establish and maintain procedures for receiving, reviewing, and evaluating complaints, (iii) establish and maintain a corrective and preventive action procedure, (iv) report certain device-related adverse events and product problems to the FDA, and (v) report to the FDA the removal or correction of a distributed product. If we experience any product problems requiring reporting to the FDA or if we otherwise fail to comply with applicable FDA regulations or the regulations of corresponding state regulatory agencies, with respect to our Aria scales or future regulated products, we could jeopardize our ability to sell our products and could be subject to enforcement actions such as fines, civil penalties, injunctions, recalls of products, delays in the introduction of products into the market, and refusal of the FDA or other regulators to grant future clearances or approvals, which could harm our reputation, business, operating results, and financial condition.

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

As disclosed in Item 9A of this Annual Report on Form 10-K, we did not maintain effective controls over the accuracy of invoicing gross revenue. This represented a material weakness that did not result in the identification of any adjustments to our annual or interim consolidated financial statements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Management is currently assessing a plan to remediate this material weakness. However, we cannot assure you that we will be able to do so in a timely manner and such remediation efforts could require increased management time and attention and resources.

Additional current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $4.90 to $51.90 through December 31, 2017. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of December 31, 2017, there were 238.8 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of December 31, 2017, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.7 million shares of Class A common stock and 19.6 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of December 31, 2017 that may be settled for 19.1 million shares of Class A common stock and 0.1 million shares of Class B common stock. As of December 31, 2017, all of the shares issuable upon the exercise of stock options or settlement of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2017, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, and certain other holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts’ cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a global company with our corporate headquarters located in San Francisco, California. Our headquarters facilities in San Francisco comprise approximately 366,000 square feet of space pursuant to several leases that expire at various dates through June 2024. Our corporate headquarters serve as the principal facilities for our administrative, sales, marketing, product development, and customer support groups. We also lease additional office space in San Francisco and around the world for various product development, operational and support purposes. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable and commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “FIT” since June 18, 2015. Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our Class A common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal Year 2017
Fourth Quarter	$7.32	$5.70
Third Quarter	$7.09	$5.00
Second Quarter	$6.80	$4.90
First Quarter	$8.40	$5.31
Fiscal Year 2016
Fourth Quarter	$15.08	$7.20
Third Quarter	$17.18	$12.05
Second Quarter	$18.85	$11.65
First Quarter	$30.96	$11.91

Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2017, we had 33 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2017, we had 29 holders of record of our Class B common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Stock Performance Graph

The following graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the Nasdaq Composite Index. The period shown commences on June 18, 2015, our initial public offering date, and ends on December 31, 2017, the end of our last fiscal year.  The graph assumes $100 was invested at the close of market on June 18, 2015 in our Class A common stock, the S&P 500 Index and the Nasdaq Composite Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

This performance graph shall not be deemed incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

We derived the selected consolidated statements of operations data for 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2017	2016	2015(1)	2014(1)	2013(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,615,519	$2,169,461	$1,857,998	$745,433	$271,087
Cost of revenue (2)	924,618	1,323,577	956,935	387,776	210,836
Gross profit	690,901	845,884	901,063	357,657	60,251
Operating expenses:
Research and development (2)	343,012	320,191	150,035	54,167	27,873
Sales and marketing (2)	415,042	491,255	332,741	112,005	26,847
General and administrative (2)	133,934	146,903	77,793	33,556	14,485
Change in contingent consideration	—	—	(7,704)	—	—
Total operating expenses	891,988	958,349	552,865	199,728	69,205
Operating income (loss)	(201,087)	(112,465)	348,198	157,929	(8,954)
Interest income (expense), net	3,647	3,156	(1,019)	(2,222)	(1,082)
Other income (expense), net	2,796	14	(59,230)	(15,934)	(3,649)
Income (loss) before income taxes	(194,644)	(109,295)	287,949	139,773	(13,685)
Income tax expense (benefit)(3)	82,548	(6,518)	112,272	7,996	37,937
Net income (loss)	$(277,192)	$(102,777)	$175,677	$131,777	$(51,622)
Net income (loss) per share attributable to common stockholders (4):
Basic	$(1.19)	$(0.47)	$0.88	$0.70	$(1.32)
Diluted	$(1.19)	$(0.47)	$0.75	$0.63	$(1.32)
Other Data:
Devices sold (5)	15,343	22,295	21,355	10,904	4,476
Active users (6)	25,367	23,238	16,903	6,700	2,570
Adjusted EBITDA (7)	$(52,158)	$29,985	$389,879	$191,042	$79,049
Non-GAAP free cash flow (8)	$(24,919)	$60,080	$110,691	$(7,708)	$25,685

(1)
In March 2014, we recalled the Fitbit Force. The recall, which primarily affected our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015, had the following effect on our income (loss) before income taxes in 2015, 2014, and 2013. The recall had a negligible effect on our loss before income taxes in 2016.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reduction of revenue	$—	$(8,112)	$(30,607)
Incremental (benefit to) cost of revenue	(5,755)	11,339	51,205
Impact on gross profit	(5,755)	(19,451)	(81,812)
Incremental general and administrative expenses (benefit)	(4,416)	3,389	2,838
Impact on income (loss) before income taxes	$10,171	$(22,840)	$(84,650)

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$5,312	$4,797	$4,739	$890	$37
Research and development	54,123	47,207	18,251	2,350	288
Sales and marketing	14,959	11,575	7,419	1,295	204
General and administrative	17,187	15,853	10,615	2,269	91
Total	$91,581	$79,432	$41,024	$6,804	$620

(3)
In 2017, we established a valuation allowance of $99.6 million against our U.S. deferred tax assets. See Note 9 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K for further details.

(4)
See Notes 2 and 10 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net income (loss) per share attributable to common stockholders, basic and diluted.

(5)	See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Devices Sold” for more information.

(6)	See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Active Users” for more information.

(7)
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA” for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).

(8)
Non-GAAP free cash flow is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “—Non-GAAP Financial Measures—Non-GAAP free cash flow” for information regarding our use of non-GAAP free cash flow and a reconciliation to net cash provided by (used in) operating activities.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$679,300	$706,013	$664,478	$195,626	$81,728
Working capital	683,065	724,231	847,157	101,860	14,457
Total assets	1,582,075	1,821,926	1,519,066	633,051	230,774
Total long-term debt	—	—	—	132,589	10,710
Retained earnings (accumulated deficit)	(132,112)	140,142	242,919	67,242	(64,535)
Total stockholders’ equity (deficit)	823,963	998,532	981,451	75,262	(63,466)

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

•	adjusted EBITDA excludes external litigation expenses to support our legal proceedings with Jawbone, which may continue to be a recurring expense;

•	adjusted EBITDA excludes the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013, the first quarter of 2014, and the fourth quarter of 2015;

•	adjusted EBITDA excludes the impact of our restructuring in 2017, which has not been a recurring expense;

•
adjusted EBITDA excludes the revaluation of our redeemable convertible preferred stock warrant liability, which was a historically recurring non-cash charge prior to our initial public offering, but will not recur in the periods following the completion of our initial public offering;

•	adjusted EBITDA excludes change in contingent consideration, a non-recurring benefit received for the reversal of a contingent liability incurred in connection with the acquisition of FitStar;

•	adjusted EBITDA excludes interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;

•	adjusted EBITDA excludes income tax expense (benefit); and

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income (loss)	$(277,192)	$(102,777)	$175,677	$131,777	$(51,622)
Stock-based compensation expense*	90,853	79,432	41,024	6,804	620
Depreciation and amortization	45,693	38,133	21,107	6,131	3,012
Litigation expense, net — Jawbone	3,212	24,845	—	—	—
Impact of restructuring	6,375	—	—	—	—
Impact of Fitbit Force recall	—	26	(10,171)	22,840	84,650
Revaluation of redeemable convertible preferred stock warrant liability	—	—	56,655	13,272	3,370
Change in contingent consideration	—	—	(7,704)	—	—
Interest (income) expense, net	(3,647)	(3,156)	1,019	2,222	1,082
Income tax expense (benefit)	82,548	(6,518)	112,272	7,996	37,937
Adjusted EBITDA	$(52,158)	$29,985	$389,879	$191,042	$79,049
* A portion of stock-based compensation expense for the year ended December 31, 2017 was allocated to and included in "Impact of restructuring," thus explaining the difference between the total by function presented in this table compared to the amounts presented in the above tables.

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to non-GAAP free cash flow:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net cash provided by operating activities (9)	$64,241	$138,720	$141,257	$18,787	$33,209
Purchase of property and equipment	(89,160)	(78,640)	(30,566)	(26,495)	(7,524)
Non-GAAP free cash flow	$(24,919)	$60,080	$110,691	$(7,708)	$25,685
Net cash used in investing activities	$(28,718)	$(392,666)	$(170,027)	$(24,185)	$(9,834)
Net cash provided by financing activities (9)	$4,635	$19,794	$368,953	$119,251	$45,205

(9)
Our adoption of ASU 2016-09 on January 1, 2017 resulted in excess tax benefits for share-based payments recorded as a reduction of income tax expense and reflected within operating cash flows, rather than recorded within equity and reflected within financing cash flows. We elected to adopt this new standard retrospectively, which impacted the presentation for all periods prior to the adoption date. See Note 1 of the “Notes to Consolidated Financial Statements - Recent Accounting Pronouncements” included elsewhere in this Annual Report on Form 10-K for additional information.

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

Overview

We generate substantially all of our revenue from sales of our wearable devices which includes both connected health and fitness devices and smartwatches. We sell our products in over 45,000 retail stores and in 86 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering.

The following are financial highlights for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$1,615,519	$2,169,461	$1,857,998
Net income (loss)	$(277,192)	$(102,777)	$175,677

In September 2017, Wynit filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Wynit was our largest customer, historically representing 11% of total revenue during the six months ended July 1, 2017 and 19% of total accounts receivables as of July 1, 2017. In connection with Wynit’s bankruptcy filing, we believed that the collectability of the product shipments to Wynit during the third quarter of 2017 was not reasonably assured. However, as of July 1, 2017, collectability of accounts receivables from Wynit was reasonably assured.

We ceased to recognize revenue from Wynit, which totaled $8.1 million during the third quarter of 2017. Additionally, we recorded a charge of $35.8 million during the third quarter ended September 30, 2017 comprised of cost of revenue of $5.5 million associated with shipments to Wynit in the third quarter of 2017 and bad debt expense of $30.3 million associated with all of Wynit’s outstanding accounts receivables. We maintain credit insurance that covers a portion of the exposure related to our customer receivables. We recorded an insurance receivable based on an analysis of our insurance policies, including their exclusions, an assessment of the nature of the claim, and information from our insurance carrier. As of September 30, 2017, we recorded an insurance receivable of $26.8 million, included in prepaid expenses and other current assets, associated with the amount we concluded was probable related to the claim. The $26.8 million insurance receivable allowed us to recover $22.7 million of bad debt expense and $4.1 million of cost of revenue, resulting in a net charge of $9.0 million in the consolidated statement of operations comprised of net bad debt expense of $7.6 million and net cost of revenue of $1.4 million. We received $21.4 million of the insurance receivable during the fourth quarter of 2017 and the remaining $5.4 million in January 2018.

During 2017, we recorded a $99.6 million valuation allowance against a portion of our U.S. deferred tax assets as we determined, within the period, we would not meet the more likely than not threshold. See Note 9 of the “Notes to Consolidated Financial Statements - Income Taxes” for additional information.

In January 2017, we announced cost-efficiency measures to be implemented in 2017 that include realigning sales and marketing spend and improved optimization of research and development investments. In addition, we announced a reorganization, including a reduction in workforce. This reorganization impacted 110 employees or approximately 6% of our global workforce. We completed the reorganization and recorded approximately $6.4 million in total restructuring expenses during 2017.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	As of or For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Devices sold	15,343	22,295	21,355
Active users	25,367	23,238	16,903
Adjusted EBITDA	$(52,158)	$29,985	$389,879
Non-GAAP free cash flow	$(24,919)	$60,080	$110,691

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

Active Users

We define an active user as a registered Fitbit user who, within the three months prior to the date of measurement, has (a) an active Fitbit Coach subscription, (b) paired a wearable device or Aria scale with his or her Fitbit account, or (c) logged at least 100 steps with a wearable device or a weight measurement using an Aria scale. The active user number excludes users who have downloaded our mobile apps without purchasing any of our wearable devices and users who have downloaded free versions of Fitbit Coach but are not subscribers to its paid premium offerings.

The active use metric is intended to provide a snapshot of the potential size and growth of our engaged user community. We believe interest in health and fitness ebbs and flows and as such, the active user metric is not designed to be a measure of the levels of continuous engagement of our individual users and does not track the number of individual users that have become inactive on our platform in a period. Instead, the active user metric, as of any given measurement date, represents an aggregate of both existing and new users who have met the definition of an “active user” on at least one occasion during the previous three months, whether that user became newly active or was an existing active user from a prior period. Accordingly, this metric does not take into account the extent to which inactive users are offset by new active users or how long an individual user remains active.

The number of active users is based on activity associated with each Fitbit user account. A user establishes an account with us by registering his or her email with us at Fitbit.com or through our app. As such, the active user metric reflects the number of Fitbit users who meet our definition of an active user during the measurement period; it is not associated with the particular device(s) owned by a user. Accordingly, a user with multiple devices synced to his or her account would only be counted as one active user. As a percentage of the active user metric, users who logged at least 100 steps with a health and fitness tracker or a weight measurement using an Aria scale but had an existing user account in a prior quarter increased from 73% as of December 31, 2016 to 79% percent as of December 31, 2017.

However, it is also possible to have multiple active users associated with a single device at different points in time, such as with users who acquired a refurbished device and with users who acquired a device directly from another user. In such cases, particularly the latter instance, it is also possible that the prior owner and new owner of a single device could each be counted as unique active users during the same measurement period. However, we believe it is appropriate to include both new and prior owners of a particular device in the active user metric because the metric is intended to provide a snapshot of the potential size and growth of our engaged user community during the measurement period. Since both the new and prior owners meet the active user metric, we believe both users would be appropriately included in the active user metric as both users independently have demonstrated a level of engagement with our devices and platform.

In addition, the active user metric is not intended to be an indicator of device sales in any period, as device sales are reported as a separate metric. We do not believe that the active user metric has a direct effect on our revenue and operating results since substantially all of our revenue to date has been derived from sales of our wearable devices. However, we believe the size of our active user population is a potential indicator of future demand from repeat buyers for our devices and for other future monetization opportunities. We aim to increase the active user metric by developing products, services and content that are compelling for new, existing, and prior users.

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement.  A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device.  In the three months ended December 31, 2017, 32.6% of Activations came from Repeat Users, with Re-Activated Users representing 47.1% of those Repeat Users. In the three months ended December 31, 2016, 37.2% of Activations came from Repeat Users, with Re-Activated Users representing 36.5% of those Repeat Users.

In the twelve months ended December 31, 2017, 36.9% of Activations came from Repeat Users, with Re-Activated Users representing 41.3% of those Repeat Users. We calculated the full year Activation metric by summing the Activations from Repeat Users and Re-Activated Users in each of the four quarters in 2017. As such, a user who activated more than one Fitbit device to his or her account during the year and had activated a different Fitbit device in a prior year would count as a Repeat User more than once.

We believe that the Activations metric is a potential indicator of repeat purchase behavior but not a guarantee of repeat purchase behavior.  Actual repeat purchase behavior may depend on a number of factors, including but not limited to our ability to anticipate and satisfy consumer preferences.

Adjusted EBITDA

We define adjusted EBITDA as net income adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, litigation expense related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of our restructuring in 2017, the impact of the Fitbit Force recall, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, or IPO, change in contingent consideration, interest income (expense), net, and income tax expense (benefit). See the section titled “Selected Financial Data-Non-GAAP Financial Measures-Adjusted EBITDA” in this Annual Report on Form 10-K for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).

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

Factors Affecting Our Future Performance

Product Introductions

To date, product introductions have often had a significant, positive impact on our operating results due primarily to increases in revenue associated with sales of the new products in the quarters following their introduction. Furthermore, new product introductions, or NPI, could also adversely impact the sales of our existing products to retailers and users. New products may also have higher costs associated with them, which could adversely affect our margins. In addition, we have incurred higher levels of sales and marketing expenses accompanying each product introduction. In the future, we intend to continue to release new products and enhance our existing products, and we expect that our operating results will be impacted by these releases.

International Expansion

Our revenue, based on ship-to destinations, from sales outside of the United States increased from 29% of our revenue in 2016 to 42% of our revenue in 2017. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts, distribution channels, and infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our growth will depend in part on the adoption and sales of our products and services in international markets. Moreover, our international expansion efforts have resulted and will continue to result in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

Category Adoption, Expansion of our Total Addressable Market, and Market Growth

As a pioneer of the wearable device market, we believe we have contributed significantly to the market’s growth. However, our future growth depends in part on the continued consumer adoption of wearable devices as a means to improve health and fitness and the growth of this market. In addition, our long-term growth depends in part on our ability to expand into adjacent markets in the future.

Competition

The market for wearable devices is both evolving and competitive. The wearable devices category has a multitude of participants, including specialized consumer electronics companies such as Garmin and Nokia, and traditional watch companies such as Fossil and Movado. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and has sold a significant volume of its smartwatches since introduction. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

Seasonality

Historically, we have experienced higher revenue in the fourth quarter compared to other quarters due in large part to seasonal holiday demand. For example, in 2017, 2016 and 2015, our fourth quarter represented 35%, 26% and 38% of our annual revenue, respectively. We also incur higher sales and marketing expenses during these periods.

Investing in Growth

Our business is in a multi-year transition process where we expect to leverage our core assets of brand, community, and data to focus on four key areas: adapting to the changing wearable device market; deepening our reach within healthcare; increasing our agility and optimizing our cost structure; and transforming our business from an episodic driven model centered around device sales to more life time value and recurring revenue. We expect our device mix to continue to shift towards smartwatches in 2018.  This will benefit average selling price, but will not offset the decline in tracker unit growth.  We expect the device mix shift to negatively impact gross margins, partially offset by operating efficiencies.  For the full year 2018, operating expenses are expected to decline in absolute dollars as compared to the full year 2017.  We intend to drive incremental margin on the device side of the business and redeploy capital to grow international sales, Fitbit Health Solutions and recurring revenue opportunities.

We also expect to leverage the strength of our partners or acquire where necessary to increase speed to market and our ability to scale the business more effectively. For example, in 2016, we acquired assets from Coin, Pebble and Vector Watch to enhance the features and functionality of our devices, accelerate the expansion of our platform and ecosystem, and grow our capabilities in lower cost regions of the world.

Furthermore, we intend to increase our focus on the health ecosystem, building relationships with employers, wellness providers, and payers. The corporate wellness market for wearable devices market is new and is subject to a variety of challenges, including whether employers, health systems, and payers will continue to invest in such programs, long sales cycles, and substantial upfront sales costs. In each of 2017, 2016, and 2015, we derived less than 10% of our revenue from our Fitbit Health Solutions offerings. However, we believe that as healthcare costs continue to rise and as the healthcare ecosystem continues to seek ways to manage their costs, this represents an opportunity to grow revenue.   In order to grow our Fitbit Health Solutions presence, we intend to enhance our offerings as well as expand our sales team focused on this market.

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

Components of our Operating Results

Revenue

We generate substantially all of our revenue from the sale of our wearable devices, which includes both connected health and fitness devices and accessories and smartwatches. We also generate a small portion of our revenue from our subscription-based Fitbit Coach services and from our corporate wellness programs.

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

Substantially all of our research and development expenses are related to developing new products and services and improving our existing products and services. To date, research and development expenses have been expensed as incurred, because the release of products and services for sale has been short and development costs qualifying for capitalization have been insignificant.

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

Change in contingent consideration. The change in contingent consideration relates to the benefit received from the reversal of a contingent liability incurred in connection with the acquisition of FitStar. See Note 12 of the “Notes to Consolidated Financial Statements-Acquisitions” included elsewhere in this Annual Report on Form 10-K for additional information.

Interest Income (Expense), Net

Interest income (expense), net consists of interest expense associated with our debt financing arrangements, amortization of debt issuance costs, and interest income earned on our cash, cash equivalents, and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists of mark-to-market adjustments for the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering in 2015 and foreign currency gains and losses.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, was signed into law and includes several key tax provisions that affected us, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of certain deductions, and changes to how the United States imposes income tax on multinational corporations, among others. We are required to recognize the effect of tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as re-assessing the net realizability of our deferred tax assets. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As we complete our analysis of the 2017 Tax Act, any subsequent adjustments to provisional amounts that we have recorded will be recorded in the period in which the adjustments are made.

Operating Results

The following tables set forth the components of our consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,615,519	$2,169,461	$1,857,998
Cost of revenue (1)	924,618	1,323,577	956,935
Gross profit	690,901	845,884	901,063
Operating expenses:
Research and development (1)	343,012	320,191	150,035
Sales and marketing (1)	415,042	491,255	332,741
General and administrative (1)	133,934	146,903	77,793
Change in contingent consideration	—	—	(7,704)
Total operating expenses	891,988	958,349	552,865
Operating income (loss)	(201,087)	(112,465)	348,198
Interest income (expense), net	3,647	3,156	(1,019)
Other income (expense), net	2,796	14	(59,230)
Income (loss) before income taxes	(194,644)	(109,295)	287,949
Income tax expense (benefit)	82,548	(6,518)	112,272
Net income (loss)	$(277,192)	$(102,777)	$175,677

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$5,312	$4,797	$4,739
Research and development	54,123	47,207	18,251
Sales and marketing	14,959	11,575	7,419
General and administrative	17,187	15,853	10,615
Total	$91,581	$79,432	$41,024

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	57	61	52
Gross profit	43	39	48
Operating expenses:
Research and development	21	15	8
Sales and marketing	26	22	18
General and administrative	8	7	4
Change in contingent consideration	—	—	—
Total operating expenses	55	44	30
Operating income (loss)	(12)	(5)	18
Interest income (expense), net	—	—	—
Other income (expense), net	—	—	(3)
Income (loss) before income taxes	(12)	(5)	15
Income tax expense (benefit)	5	—	6
Net income (loss)	(17)%	(5)%	9%

Revenue

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands)
Revenue	$1,615,519	$2,169,461	$1,857,998	$(553,942)	(26)%	$311,463	17%

Revenue decreased $553.9 million, or 26%, from $2.2 billion for 2016 to $1.6 billion for 2017. Our 2017 results reflect lower demand for our connected fitness devices as consumers started migrating towards higher-end smartwatches, compared to the same period in 2016, primarily in the United States. A substantial majority of the decrease was due to a 31% decline in the number of devices sold, from 22.3 million in 2016 to 15.3 million in 2017. The decrease was offset in part by an 8% increase in the average selling price of our devices, from $93.8 for 2016 to $101.3 for 2017, due to favorable product mix primarily from our special edition devices. Revenue from new product introductions, or NPI, defined as new products shipped in the past 12 months as of December 31, 2017, decreased by 67% to $498.3 million, or 31% of revenue, in 2017, compared to the same period in the prior fiscal year. NPI revenue for 2017 included Fitbit Ionic, Fitbit Alta HR, Fitbit Aria 2 and Fitbit Flyer. Revenue from our direct channel, Fitbit.com, increased by 11% to $167.9 million, or 10% of revenue, in 2017, compared to the same period in the prior fiscal year.

Revenue increased $311.5 million, or 17%, from $1.9 billion for 2015 to $2.2 billion for 2016. A substantial majority of the increase was due to an increase in the average selling price of our devices of 10% from $85 per device for 2015 to $94 per device for 2016, due to new products introduced in 2016, partially offset by a decrease in the average selling price for certain legacy products. Average selling price was affected by a $42.2 million increase in rebates and promotions to retailers and distributors. Revenue from NPI, defined as new products shipped in the past 12 months as of December 31, 2016, was $1.5 billion, or 70% of revenue, for 2016. NPI revenue for 2016 included Fitbit Charge 2, Fitbit Alta, Fitbit Blaze and Fitbit Flex 2. An increase in the number of devices sold from 21.4 million in 2015 to 22.3 million in 2016 also contributed to the increase in revenue.

U.S. revenue, based on ship-to destinations, decreased $595.5 million, or 39%, from $1.5 billion for 2016 to $944.1 million for 2017. International revenue increased $41.6 million, or 7%, from $629.9 million for 2016 to $671.5 million for 2017, due to increases in revenue of 13% in the EMEA region and 6% in the Americas excluding the United States region, partially offset by a decrease in revenue of 12% in the APAC region.

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

For the full year 2018, we expect revenue to decrease as compared to the full year 2017.

Cost of Revenue

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands)
Cost of revenue	$924,618	$1,323,577	$956,935	$(398,959)	(30)%	$366,642	38%
Gross profit	690,901	845,884	901,063	(154,983)	(18)%	(55,179)	(6)%
Gross margin	43%	39%	48%

Cost of revenue decreased $399.0 million, or 30%, from $1.3 billion for 2016 to $924.6 million for 2017. The decrease was primarily due to the 31% decline in the number of devices sold during 2017, a decrease in excess manufacturing capacity costs, a decrease in excess and obsolete inventory write-downs for certain legacy products, a decrease in accelerated depreciation of manufacturing and tooling equipment, and by lower warranty costs. Gross margin increased to 43% for 2017 from 39% for 2016 primarily due to the significant drop in demand that occurred in the fourth quarter of 2016, causing us to incur significant excess manufacturing capacity costs, excess and obsolete inventory write-downs for certain legacy products, and accelerated depreciation of manufacturing and tooling equipment in 2016, combined with lower warranty costs in 2017. In 2017, we also benefited from an initiative to improve our forecasting accuracy that reduced our exposure to the above described significant costs that we experienced during the fourth quarter of 2016.

Cost of revenue increased $366.6 million, or 38%, from $956.9 million for 2015 to $1.3 billion for 2016. The increase was primarily due to an increase in the average cost per device related to new products introduced in 2016, an increase in the number of devices sold, an increase in actual and estimated costs of warranty claims on legacy products of $108.5 million, and as a result of a decrease in demand, a charge for liabilities to our contract manufacturers for excess components of $59.0 million, and accelerated depreciation of manufacturing and tooling equipment of $19.0 million. Gross margin decreased from 48% for 2015 to 39% for 2016. Gross margin for 2016 was primarily affected by an increase in actual and estimated costs of warranty claims for legacy products, a charge for liabilities to our contract manufacturers for excess components, an increase in rebates and promotions to retailers and distributors, and accelerated depreciation of manufacturing and tooling equipment, which decreased gross margin by 4%, 3%, 2%, and 1%, respectively. These decreases in gross margin were partially offset by reduced costs on certain warranty replacement units, which increased gross margin by 1%.

Research and Development

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands)
Research and development	$343,012	$320,191	$150,035	$22,821	7%	$170,156	113%

Research and development expenses increased $22.8 million, or 7%, from $320.2 million for 2016 to $343.0 million for 2017. The increase was primarily due to an increase of $27.3 million in personnel-related expenses due to a 7% increase in headcount, a $8.1 million increase in allocated overhead, and a $3.6 million increase in third-party hosting costs, partially offset by a decrease of $13.8 million in consulting and contractor expenses and a $1.1 million decrease in tooling and prototype material costs.

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

For the full year 2018, we expect research and development expenses to remain relatively consistent in absolute dollars and increase as a percentage of revenue as compared to the full year 2017.

Sales and Marketing

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands)
Sales and marketing	$415,042	$491,255	$332,741	$(76,213)	(16)%	$158,514	48%

Sales and marketing expenses decreased $76.2 million, or 16%, from $491.3 million for 2016 to $415.0 million for 2017. The decrease was primarily due to a $103.9 million decrease in advertising and marketing expense and a $8.5 million decrease in consulting and contractor expenses, partially offset by a $16.9 million increase in personnel-related expenses due to a 11% increase in headcount, a $9.7 million increase in allocated overhead, a $7.2 million increase in sales transaction expenses, and a $3.6 million increase in expenses for purchased software.

Sales and marketing expenses increased $158.5 million, or 48%, from $332.7 million for 2015 to $491.3 million for 2016. The increase was primarily due to a $98.2 million increase in expenses associated with advertising costs and other marketing programs, driven by the launch of media campaigns for the new products introduced during 2016. The increase was also due to a $52.3 million increase in consulting and contractor expenses, a $20.5 million increase in personnel-related expenses due to a 48% increase in headcount, and a $4.6 million increase in expenses for purchased software, partially offset by an $18.1 million decrease in allocated overhead.

For the full year 2018, we expect sales and marketing expenses to decrease in absolute dollars and remain relatively consistent as a percentage of revenue as compared to the full year 2017.

General and Administrative

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands)
General and administrative	$133,934	$146,903	$77,793	$(12,969)	(9)%	$69,110	89%

General and administrative expenses decreased $13.0 million, or 9%, from $146.9 million for 2016 to $133.9 million for 2017. The decrease was primarily due to a $23.9 million decrease in legal fees primarily due to decreased litigation expense as a result of our global settlement of all outstanding civil litigation with Jawbone, and a $4.1 million decrease in consulting and contractor expense, partially offset by a $11.0 million increase in personnel-related expenses due to an 8% increase in headcount, and a $7.6 million increase in bad debt expense resulting from Wynit’s bankruptcy filing.

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

For the full year 2018, we expect general and administrative expenses to decrease in absolute dollars and decrease as a percentage of revenue as compared to the full year 2017.

Change in Contingent Consideration

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
				$ Change	$ Change
	(in thousands)
Change in contingent consideration	$—	$—	$(7,704)	$—	7,704

The change in contingent consideration benefit of $7.7 million for 2016 is a result of our re-measurement of the contingent consideration liability related to our acquisition of FitStar in 2015. This is a non-recurring benefit. The terms of the contingent liability expired as of December 31, 2015.

Interest and Other Income (Expense), Net

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands)
Interest income (expense), net	$3,647	$3,156	$(1,019)	$491	16%	$4,175	(410)%
Other income (expense), net	2,796	14	(59,230)	2,782	19,871%	59,244	(100)%

Interest income, net increased $0.5 million, or 16%, from $3.2 million for 2016 to $3.6 million for 2017, primarily due to higher interest earned on cash, cash equivalents, and marketable securities, offset in part by the net write-down of deferred financing costs resulting from the May 2017 amendment of our Senior Facility that reduced our borrowing capacity from $250.0 million to $100.0 million. Other income, net increased $2.8 million primarily due to an increase in foreign currency gains.

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

Income Tax Expense (Benefit)

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$82,548	$(6,518)	$112,272	$89,066	(1,366)%	$(118,790)	(106)%
Effective tax rate	(42.4)%	6.0%	39.0%

Income tax expense increased $89.1 million, from a benefit of $6.5 million for 2016 to an expense of $82.5 million for 2017. Our effective tax rate was (42.4)% and 6.0% for 2017 and 2016, respectively. The increase in income tax expense for 2017 was primarily due to establishment of a full valuation allowance on our U.S. deferred tax assets, partially offset by an anticipated carryback of losses incurred in 2017.

Income tax expense decreased $(118.8) million from expense of $112.3 million for 2015 to a benefit of $6.5 million for 2016. Our effective tax rate was 6.0% and 39.0% for 2016 and 2015, respectively. The decrease in income tax expense and effective tax rate for 2016 was primarily due to shift in geographic mix of profits before tax, increased losses in certain foreign jurisdictions for which a tax benefit may not be realized, and an increase in U.S. tax benefits from tax credits resulting from the increase in research and development expenses.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, net proceeds from the sale of our equity securities, and borrowings under our credit facilities. As of December 31, 2017, we had cash and cash equivalents of $342.0 million and marketable securities of $337.3 million, approximately 87% of which are held on-shore by a U.S. legal entity.

Of our total cash, cash equivalents, and marketable securities, $87.5 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and current plans do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

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

Credit Facility

In December 2015, we entered into a second amended and restated credit agreement, or the Senior Facility, with Silicon Valley Bank, or SVB, as administrative agent, collateral agent, and lender, SunTrust Bank as syndication agent, SunTrust Robinson Humphrey, Inc. and several other lenders to replace the then existing asset-based credit facility and cash flow facility. The Senior Facility allowed us to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans, subject to certain financial covenants and ratios. We have the option to repay our borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires us to comply with certain financial and non-financial covenants. The Senior Facility contains customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee certain obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Obligations under the Senior Facility are collateralized by substantially all of our assets, excluding our intellectual property.

In May 2017, we entered into a first amendment to the Senior Facility, or the First Amendment, pursuant to which the aggregate amount we can borrow under the Senior Facility was reduced from $250.0 million to $100.0 million, with up to $50.0 million available for the issuance of letters of credit and up to $25.0 million available for swing line loans. In addition, pursuant to the First Amendment, the applicable margin in respect of the interest rates under the Senior Facility was amended to be based on our level of liquidity (defined as the sum of our aggregate cash holdings and the amount available under our revolving commitments) and range from, with respect to Alternate Base Rate loans, 0.5% to 1.0%, and, with respect to LIBOR loans, 1.5% to 2.0%. Among other changes, the First Amendment also removed the fixed charge coverage ratio covenant and the consolidated leverage ratio covenant, and added a general liquidity covenant requiring us to maintain liquidity of at least $200.0 million in unrestricted cash, of which $100.0 million in cash or cash equivalents must be held in accounts subject to control agreements with, and maintained by, SVB or its affiliates.

We were in compliance with the financial covenants under the Senior Facility, as amended, as of December 31, 2017. As of December 31, 2017, we had no outstanding borrowings under the Senior Facility, as amended, and had outstanding letters of credit of $36.9 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$64,241	$138,720	$141,257
Investing activities	(28,718)	(392,666)	(170,027)
Financing activities	4,635	19,794	368,953
Net change in cash and cash equivalents	$40,158	$(234,152)	$340,183

Cash Flows from Operating Activities

Net cash provided by operating activities of $64.2 million for 2017 was primarily due to a decrease in net change in operating assets and liabilities of $1.1 million, which consisted of a decrease in inventory as a result of lower inventory purchases which decreased accounts payable and decreased accrued manufacturing expense and freight (included in accrued liabilities) as a result of lower operating activity during 2017, a decrease in account receivables resulting from higher collections and from taking a full reserve on Wynit’s outstanding account receivables, offset by an increase in prepaid expenses and other assets primarily from an increase in income tax receivable due to expected refunds from prior tax years and from an insurance receivable due to a litigation settlement. The net change in operating assets and liabilities was also impacted by non-cash adjustments of $340.3 million, primarily resulting from a valuation allowance recorded against our U.S. deferred tax assets of $173.8 million, stock-based compensation expense of $91.6 million, depreciation and amortization expense of $45.7 million, provision for inventory obsolescence of $14.8 million, and provision for doubtful accounts of $7.9 million, partially offset by a net loss of $277.2 million. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 85 days as of December 31, 2016 to 76 days as of December 31, 2017 due to higher collections during the fourth quarter of 2017 compared to the fourth quarter of 2016.

Net cash provided by operating activities of $138.7 million for 2016 was primarily due to an increase in net change in operating assets and liabilities of $199.2 million and non-cash adjustments of $42.3 million, partially offset by a net loss of $102.8 million. The increase in net change in operating assets and liabilities was primarily due to a $259.0 million increase in accounts payable and accrued liabilities, largely driven by increases in the product warranty reserve, sales rebates accruals, and reserves for excess components, partially offset by a $62.0 million increase in inventories, a $37.9 million increase in prepaid expenses and other assets, and an $8.7 million increase in accounts receivable. Non-cash adjustments primarily consisted of stock-based compensation expense, depreciation and amortization, and the abandonment of property and equipment, partially offset by deferred taxes. Our days sales outstanding in accounts receivable increased from 56 days as of December 31, 2015 to 85 days as of December 31, 2016 due to slower collections in the fourth quarter of 2016 as compared to the fourth quarter of 2015.

Net cash provided by operating activities of $141.3 million for 2015 was primarily due to net income of $175.7 million and non-cash adjustments of $76.6 million, partially offset by a decrease in net change in operating assets and liabilities of $111.1 million. Non-cash adjustments primarily consisted of the revaluation of the redeemable convertible preferred stock warrant liability, stock-based compensation expense, and depreciation and amortization, partially offset by deferred taxes. The decrease in net change in operating assets and liabilities was primarily due to a $231.1 million increase in accounts receivable due to increased sales in the fourth quarter of 2015, and a $68.1 million increase in inventories as a result of increased product demand, partially offset by a $195.5 million increase in accounts payable and accrued liabilities related to growth of expenditures to support general business growth.

Cash Flows from Investing Activities

Net cash used in investing activities for 2017 of $28.7 million was primarily due to maturities and sales of marketable securities of $664.9 million, partially offset by purchases of marketable securities of $597.9 million, purchases of property and equipment of $89.2 million, an equity investment of $6.0 million, and an asset purchase of $0.6 million.

Net cash used in investing activities for 2016 of $392.7 million was due to the purchases of marketable securities of $638.1 million, partially offset by the sale and maturities of marketable securities of $362.3 million, purchases of property and equipment of $78.6 million, and the cash portion of acquisitions of $38.3 million, net of cash acquired.

Net cash used in investing activities for 2015 of $170.0 million was due to the purchases of marketable securities of $230.9 million, purchases of property and equipment of $30.6 million, and the cash portion of the acquisition of FitStar of $11.0 million, net of cash acquired, partially offset by the sale and maturities of marketable securities of $102.5 million.

We may continue to use cash in the future to acquire businesses and technologies that enhance and expand our product offerings. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities for 2017 of $4.6 million was primarily due to $19.0 million of proceeds from the exercise of stock options and stock purchases made through our 2015 Employee Stock Purchase Plan, or the 2015 ESPP, offset in part by $14.4 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans.

Net cash provided by financing activities for 2016 of $19.8 million was primarily related to net proceeds from the issuance of common stock related to employee equity incentive plans of $21.0 million.

Net cash provided by financing activities for 2015 of $369.0 million was primarily related to proceeds from our public stock offerings of $505.3 million partially offset by net repayments of borrowings of $134.5 million under our credit facilities.

Contractual Obligations and Other Commitments

The following table summarizes our non-cancelable contractual obligations as of December 31, 2017:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$272,198	$40,856	$89,655	$82,808	$58,879
Total	$272,198	$40,856	$89,655	$82,808	$58,879

(1)
We lease our facilities under long-term operating leases, which expire at various dates through June 2024. The lease agreements frequently include provisions which require us to pay taxes, insurance, or maintenance costs.

Purchase orders or contracts for the purchase of certain goods and services are not included in the above table. The aggregate amount of open purchase orders as of December 31, 2017 was approximately $157.7 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufacturers. As of December 31, 2017, approximately $21.8 million was accrued for such liabilities to contract manufacturers.

The table above excludes the liability for uncertain tax positions of $29.9 million as of December 31, 2017, due to the uncertainty of when the related tax settlements will become due.

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

Revenue Recognition

We generate substantially all of our revenue from the sale of our wearable devices, which includes both connected health and fitness devices and accessories and smartwatches. We also generate a small portion of our revenue from our subscription-based services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. We consider delivery of our products to have occurred once title and risk of loss has been transferred. For customers where transfer of risk of loss is at the customer’s destination, we use estimates to defer sales at the end of the reporting period based on historical experience of average transit time. We recognize revenue, net of estimated sales returns, sales incentives, discounts, and sales tax. We generally recognize revenue for products sold through retailers and distributors on a sell-in basis.

We enter into multiple element arrangements that include hardware, software, and services. The first deliverable is the hardware and firmware essential to the functionality of our connected health and fitness devices and smartwatches delivered at the time of sale. The second deliverable is the software services included with the products, which are provided free of charge and enables users to sync, view, and access real-time data on our online dashboard and mobile apps. The third deliverable is the embedded right included with the purchase of the device to receive, on a when-and-if-available basis, future unspecified firmware upgrades and features relating to the product’s essential firmware. In addition, we occasionally offer a fourth deliverable in bundled arrangements that allows access to certain subscription-based services related to our Fitbit Coach offering.

We allocate revenue to all deliverables based on their relative selling prices. We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence, or VSOE, of fair value, (ii) third-party evidence, or TPE, and (iii) best estimate of the selling price, or BESP, of selling price. Our process for determining BESP considers multiple factors including consumer behaviors and our internal pricing model and may vary depending upon the facts and circumstances related to each deliverable. BESP for our connected health and fitness devices and smartwatches and unspecified upgrade rights reflect our best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprise the majority of the arrangement consideration. BESP for upgrade rights currently ranges from $1 to $3. TPE for our online dashboard and mobile apps is currently estimated at $0.99. VSOE for access to Fitbit Coach subscription-based services is based on the price charged when sold separately.

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

Rights of Return, Stock Rotation Rights, and Price Protection

We offer limited rights of return, stock rotation rights, and price protection under various policies and programs with our retailer and distributor customers and end-users. Below is a summary of the general provisions of such policies and programs:

•Retailers and distributors are generally allowed to return products that were originally sold through to an end-user under provisions of their contracts, called “open-box” returns, and such returns may be made at any time after the original sale.
•All purchases through Fitbit.com are covered by a 45-day right of return.
•Certain distributors are allowed stock rotation rights which are limited rights of return of products purchased during a prior period, generally one quarter.
•Certain distributors and retailers are allowed return rights for defective products.
•Certain distributors are offered price protection that allows for the right to a partial credit for unsold inventory held by the distributor if we reduce the selling price of a product.

We estimate reserves for these policies and programs based on historical experience and record the reserves as a reduction of revenue and accounts receivable. Through December 31, 2017, actual returns have primarily been open-box returns. In addition, through December 31, 2017, we have had limited price protection claims. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow us to estimate expected future product returns. We review the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. We then apply the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, we also provide a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. We also consider whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and record an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

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

Inventories

Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value. We assess the valuation of inventory and periodically write down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions.

Product Warranty

We offer a standard product warranty that our products will operate under normal use for a period of one-year from the date of original purchase, except in the European Union and certain Asia Pacific countries where we provide a two-year warranty. We have the obligation, at our option, to either repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenues. The estimate of future warranty costs is based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures, if any, that are outside of our typical experience. We regularly review these estimates to assess the appropriateness of our recorded warranty liabilities and adjust the amounts as necessary. Factors that affect the warranty obligation include product failure rates, service delivery costs incurred in correcting the product failures, and warranty policies. Our products are manufactured by contract manufacturers, and in certain cases, we may have recourse against such contract manufacturers. Should actual product failure rates, use of materials or other costs differ from our estimates, additional warranty liabilities could be incurred, which could materially affect our results of operations. The estimates and assumptions used to reserve for product warranty have been accurate in all material respects and have not materially changed in the past.

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

We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have one operating segment, we have determined that there is one reporting unit and test goodwill for impairment at the entity level. We test goodwill using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on the fair value of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any. We tested goodwill for impairment as of October 31, 2017 and 2016, and the fair value of our reporting unit exceeded the carrying value. We considered other factors in the performance of the annual goodwill impairment test in the fourth quarter of 2017, including assumptions about expected future revenue forecasts, changes in the overall economy, trends in our stock price, and other operating conditions.  It is reasonably possible that we could perform significantly below our expectations or a deterioration of market and economic conditions could occur. This would adversely impact our ability to meet our projected results, which could cause our goodwill to become impaired. If we determine that our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our results of operations and financial position.

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

The U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted on December 22, 2017, and includes several key tax provisions that affected the Company, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of the carryback of net operating losses generated after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations, among others. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, and preparation and analysis of information not previously required or regularly produced, which require significant judgment in interpreting accounting guidance for such items that is currently uncertain. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has provided its best estimate of the impact of the 2017 Tax Act in its year-end income tax provision in accordance with its understanding of the 2017 Tax Act and guidance available as of the date of issuance of these consolidated financial statements. As the Company completes its analysis of the 2017 Tax Act, any subsequent adjustments to provisional amounts that it has recorded may or may not impact its provision for income taxes in the period in which the adjustments are made due to a full valuation allowance on its U.S. deferred tax assets. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The calculation of our deferred tax asset balance involves the use of estimates, assumptions, and judgments while taking into account estimates of the amounts and type of future taxable income. Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments, thereby impacting our financial position and operating results.

We include interest and penalties related to unrecognized tax benefits within income tax expense. Interest and penalties related to unrecognized tax benefits have been recognized in the appropriate periods presented.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, over the requisite service period, which is generally the vesting period of the applicable award.

Determining the fair value of stock-based awards at the grant date requires judgment. The fair value of restricted stock units, or RSUs, is the fair value of our common stock on the grant date. We use the Black-Scholes option-pricing model to determine the fair value of stock options and warrants and shares issued under our 2015 ESPP. The determination of the grant date fair value of stock options and warrants and shares issued under our 2015 ESPP using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of variables. These variables include the fair value of our common stock, our expected common stock price volatility over the expected life of the stock options and warrants, the expected term of the stock option and warrants, risk-free interest rates, and the expected dividends, which are estimated as follows:

Fair Value of Our Common Stock. Prior to our IPO, the fair value of the shares of common stock underlying stock options was historically established by our board of directors, which was responsible for these estimates, and was based in part upon a valuation provided by an independent third-party valuation firm. Because there was no public market for our common stock prior to our IPO, our board of directors considered this independent valuation and other factors, including, but not limited to, revenue growth, the current status of the technical and commercial success of our operations, our financial condition, the stage of our development, and competition to establish the fair value of our common stock at the time of grant of the stock option. The fair value of the underlying common stock was determined by the board of directors until our common stock was listed on a stock exchange. For stock options, warrants and RSUs granted subsequent to our IPO, the fair value was based on the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant.

Expected Term. The expected term represents the period over which we anticipate stock-based awards to be outstanding. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable. As a result, for stock options and warrants, we used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the stock option. Under the simplified method, the expected term is equal to the average of the stock-based award’s weighted average vesting period and its contractual term. The expected term of equity awards issued under our 2015 ESPP is the contractual term.

Volatility. Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. We estimate the expected volatility of the common stock underlying our stock options, warrants and equity awards issued under our 2015 ESPP at the grant date by taking the average historical volatility of the common stock of a group of comparable publicly traded companies over a period equal to the expected life. We use this method because we have limited information on the volatility of our Class A common stock because of our short trading history.

Risk-Free Rate. The risk-free interest rate is the estimated average interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term of the awards.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance on identifying performance obligations and licensing implementation. We will adopt ASU 2014-09 effective January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening accumulated deficit balance. We expect this adjustment to be immaterial to our consolidated financial statements. Prior periods will not be retrospectively adjusted. We have assessed the impact of the guidance, which includes evaluating customer contracts across the organization, developing policies, processes and tools to report financial results, and implementing and evaluating our internal control over financial reporting that will be necessary under the new standard. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than historical guidance. In addition, we have determined that the presentation of certain reserve balances currently shown net within accounts receivable will be presented as refund liabilities within current liabilities upon adoption. We have also determined that the impact of accounting for costs incurred to obtain a contract is immaterial. We believe the new guidance is materially consistent with our historical revenue recognition policy. Overall, we do not currently expect the adoption to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We will adopt ASU 2016-01 in our first quarter of 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. ASU 2016-02 will become effective for us on January 1, 2019, and requires adoption using a modified retrospective approach. We are currently evaluating the impact of this guidance on our consolidated financial statements. We anticipate that the adoption will have a material impact on our consolidated balance sheets, as it will now include a right of use asset and a lease liability for the obligation to make lease payments related to substantially all operating lease arrangements; however, we do not expect the adoption to have a material impact on our consolidated statements of operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 provides guidance in a number of situation including, among others, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investees, and classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 will become effective for us on January 1, 2018 and early adoption is permitted. We do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of ASU 2017-01 is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 will become effective for us on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 will become effective for us on January 1, 2018 with early adoption permitted. The amendments to ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. ASU 2017-12 will become effective for us on January 1, 2019 with early adoption permitted. We plan to early adopt this new guidance in the first quarter of 2018 and do not expect the adoption will have a material impact on our consolidated financial statements.

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, ASU 2016-09 requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows, rather than being recorded within equity and reflected within financing cash flows. ASU 2016-09 also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 became effective for us on January 1, 2017. The adoption of ASU 2016-09 resulted in a cumulative effect adjustment of $4.9 million to increase retained earnings as of January 1, 2017, related to the recognition of previously unrecognized excess tax benefits using the modified retrospective method. We elected to apply the change in presentation of excess tax benefits in the consolidated statement of cash flows retrospectively, which resulted in an increase in net cash provided by operations and a decrease in net cash provided by financing activities of $29.2 million for 2016 and $32.1 million for 2015.  We also elected to make an accounting policy change to recognize forfeitures starting on January 1, 2017 on a prospective basis. Adoption of ASU 2016-09 resulted in the recognition of net stock compensation shortfalls in our provision for income taxes rather than paid-in capital of $2.8 million for the three months ended April 1, 2017.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of December 31, 2017, we had cash and cash equivalents of $342.0 million and marketable securities of $337.3 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had no outstanding contracts in cash flow hedges for forecasted revenue and expense transactions as of December 31, 2017. We had outstanding balance sheet hedges with a total notional amount of $141.2 million as of December 31, 2017. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on transactions denominated in currencies other than respective functional currencies, a hypothetical change of 10% would have resulted in an impact on loss before income taxes of approximately $5.4 million for 2017.

Item 8. Financial Statements and Supplementary Data

FITBIT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fitbit, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fitbit, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to accuracy of inputs in the sales order entry process existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
San Francisco, California
March 1, 2018

We have served as the Company’s auditor since 2011.

FITBIT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$341,966	$301,320
Marketable securities	337,334	404,693
Accounts receivable, net	406,019	477,825
Inventories	123,895	230,387
Income tax receivable	77,882	481
Prepaid expenses and other current assets	97,269	65,865
Total current assets	1,384,365	1,480,571
Property and equipment, net	104,908	76,553
Goodwill	51,036	51,036
Intangible assets, net	22,356	27,521
Deferred tax assets	3,990	175,797
Other assets	15,420	10,448
Total assets	$1,582,075	$1,821,926
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$212,731	$313,773
Accrued liabilities	452,137	390,561
Deferred revenue	35,504	42,612
Income taxes payable	928	9,394
Total current liabilities	701,300	756,340
Long-term deferred revenue	6,928	7,292
Other liabilities	49,884	59,762
Total liabilities	758,112	823,394
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 207,453,624 and 177,212,531 shares issued and outstanding as of December 31, 2017 and 2016, respectively	21	18
Class B common stock, $0.0001 par value, 350,000,000 shares authorized; 31,302,898 and 48,450,746 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3	5
Additional paid-in capital	956,060	859,345
Accumulated other comprehensive loss	(9)	(978)
Retained earnings (accumulated deficit)	(132,112)	140,142
Total stockholders’ equity	823,963	998,532
Total liabilities and stockholders’ equity	$1,582,075	$1,821,926

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenue	$1,615,519	$2,169,461	$1,857,998
Cost of revenue	924,618	1,323,577	956,935
Gross profit	690,901	845,884	901,063
Operating expenses:
Research and development	343,012	320,191	150,035
Sales and marketing	415,042	491,255	332,741
General and administrative	133,934	146,903	77,793
Change in contingent consideration	—	—	(7,704)
Total operating expenses	891,988	958,349	552,865
Operating income (loss)	(201,087)	(112,465)	348,198
Interest income (expense), net	3,647	3,156	(1,019)
Other income (expense), net	2,796	14	(59,230)
Income (loss) before income taxes	(194,644)	(109,295)	287,949
Income tax expense (benefit)	82,548	(6,518)	112,272
Net income (loss)	(277,192)	(102,777)	175,677
Less: noncumulative dividends to preferred stockholders	—	—	(2,526)
Less: undistributed earnings to participating securities	—	—	(59,133)
Net income (loss) attributable to common stockholders—basic	(277,192)	(102,777)	114,018
Add: adjustments for undistributed earnings to participating securities	—	—	8,821
Net income (loss) attributable to common stockholders—diluted	$(277,192)	$(102,777)	$122,839
Net income (loss) per share attributable to common stockholders:
Basic	$(1.19)	$(0.47)	$0.88
Diluted	$(1.19)	$(0.47)	$0.75
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	232,032	220,405	129,886
Diluted	232,032	220,405	164,213

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$(277,192)	$(102,777)	$175,677
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain on cash flow hedges, net of tax expense (benefit) of ($1), ($1,251), and $1,509, respectively	(19,422)	9,422	1,276
Less reclassification for realized net gains included in net income (loss), net of tax expense of $74, $509, and $759, respectively	19,965	(10,650)	(525)
Net change, net of tax	543	(1,228)	751
Available-for-sale investments:
Change in unrealized loss on investments	125	(126)	(63)
Less reclassification for realized net gains included in net income (loss)	(13)	(6)	8
Net change, net of tax	112	(132)	(55)
Change in foreign currency translation adjustment, net of tax	314	(309)	(42)
Comprehensive income (loss)	$(276,223)	$(104,446)	$176,331

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands except share amounts)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	139,851,483	$67,814	40,875,583	$4	$7,979	$37	$67,242	$75,262
Issuance of common stock upon public offerings, net of offering costs	—	—	25,387,500	3	499,102	—	—	499,105
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	1,485,583	56,678	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(141,337,066)	(124,492)	141,337,066	14	124,478	—	—	124,492
Reclassification of redeemable convertible preferred stock warrant liability into additional paid in capital upon initial public offering	—	—	—	—	15,774	—	—	15,774
Issuance of common stock upon exercise of stock options	—	—	5,396,591	—	4,018	—	—	4,018
Issuance of common stock in connection with acquisition	—	—	1,059,688	—	13,317	—	—	13,317
Issuance of common stock subject to vesting in connection with acquisition	—	—	308,216	—	—	—	—	—
Issuance of common stock upon net exercise of common stock warrants	—	—	416,929	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	41,052	—	—	41,052
Excess tax benefit from stock-based compensation	—	—	—	—	32,100	—	—	32,100
Net income	—	—	—	—	—	—	175,677	175,677
Other comprehensive income	—	—	—	—	—	654	—	654
Balance at December 31, 2015	—	—	214,781,573	21	737,820	691	242,919	981,451
Issuance of common stock	—	—	10,881,704	2	25,812	—	—	25,814
Stock-based compensation expense	—	—	—	—	79,107	—	—	79,107
Taxes related to net share settlement of restricted stock units	—	—	—	—	(4,939)	—	—	(4,939)
Excess tax benefit from stock-based compensation	—	—	—	—	21,545	—	—	21,545
Net loss	—	—	—	—	—	—	(102,777)	(102,777)
Other comprehensive loss	—	—	—	—	—	(1,669)	—	(1,669)
Balance at December 31, 2016	—	—	225,663,277	23	859,345	(978)	140,142	998,532
Issuance of common stock	—	—	13,093,245	1	19,010	—	—	19,011
Stock-based compensation expense	—	—	—	—	92,081	—	—	92,081
Taxes related to net share settlement of restricted stock units	—	—	—	—	(14,376)	—	—	(14,376)
Cumulative effect adjustment related to recognition of previously unrecognized excess tax benefits from adoption of ASU 2016-09	—	—	—	—	—	—	4,938	4,938
Net loss	—	—	—	—	—	—	(277,192)	(277,192)
Other comprehensive income	—	—	—	—	—	969	—	969
Balance at December 31, 2017	—	$—	238,756,522	$24	$956,060	$(9)	$(132,112)	$823,963
The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$(277,192)	$(102,777)	$175,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	7,893	339	1,115
Provision for excess and obsolete inventory	14,833	4,993	5,060
Depreciation	39,971	36,046	19,405
Amortization of intangible assets	5,722	2,087	1,702
Accelerated depreciation of property and equipment	5,250	19,805	1,206
Amortization of issuance costs and discount on debt	951	466	961
Stock-based compensation	91,581	79,432	41,024
Deferred income taxes	173,906	(100,434)	(42,538)
Revaluation of redeemable convertible preferred stock warrant liability	—	—	56,655
Change in contingent consideration	—	—	(7,704)
Other	216	(423)	(263)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	63,784	(8,701)	(231,100)
Inventories	92,129	(61,975)	(68,108)
Prepaid expenses and other assets	(113,111)	(37,876)	(29,215)
Fitbit Force recall reserve	(789)	(3,869)	(17,354)
Accounts payable	(86,115)	45,654	56,759
Accrued liabilities and other liabilities	56,172	213,361	138,748
Deferred revenue	(7,472)	5,456	34,891
Income taxes payable	(3,488)	47,136	4,336
Net cash provided by operating activities	64,241	138,720	141,257
Cash Flows from Investing Activities
Purchase of property and equipment	(89,160)	(78,640)	(30,566)
Purchase of marketable securities	(597,933)	(638,055)	(230,935)
Sales of marketable securities	42,406	46,511	58,011
Maturities of marketable securities	622,525	315,774	44,500
Acquisitions, net of cash acquired	(556)	(38,256)	(11,037)
Equity investment	(6,000)	—	—
Net cash used in investing activities	(28,718)	(392,666)	(170,027)
Cash Flows from Financing Activities
Payment of offering costs	—	(1,236)	(5,089)
Proceeds from issuance of common stock	19,011	25,969	4,018
Taxes paid related to net share settlement of restricted stock units	(14,376)	(4,939)	—
Proceeds from public offerings, net of underwriting discounts and commissions	—	—	505,275
Proceeds from issuance of debt and revolving credit facility	—	—	160,000
Repayment of debt	—	—	(294,503)
Payment of issuance costs	—	—	(748)
Net cash provided by financing activities	4,635	19,794	368,953
Net increase (decrease) in cash and cash equivalents	40,158	(234,152)	340,183
Effect of exchange rates on cash and cash equivalents	488	(374)	37
Cash and cash equivalents at beginning of period	301,320	535,846	195,626
Cash and cash equivalents at end of period	$341,966	$301,320	$535,846

Supplemental Disclosure
Cash paid for interest	$1,019	$624	$1,157
Cash paid for income taxes	$382	$34,014	$150,923
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Purchase of property and equipment included in accounts payable and accrued liabilities	$4,197	$19,778	$10,534
Conversion of redeemable convertible preferred stock into Class B common stock	$—	$—	$124,492
Reclassification of redeemable convertible preferred stock warrant liability to additional paid in capital	$—	$—	$15,774
Issuance of redeemable convertible preferred stock upon net exercise of redeemable convertible preferred stock warrants	$—	$—	$56,678
Deferred offering costs included in accounts payable and accruals	$—	$—	$1,080
Issuance of common stock in connection with acquisitions	$—	$—	$13,317
Contingent consideration related to acquisitions	$—	$—	$(7,704)

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Notes to Consolidated Financial Statements

1.    Business Overview and Basis of Presentation

Description of Business

Fitbit, Inc. (the “Company”) is a technology company focused on driving health solutions and positively impacting health outcomes. The Fitbit platform combines wearable devices with software and services to give its users tools to help them reach their health and fitness goals. The Company’s wearable devices, which include health and fitness trackers and smartwatches, enable its users to view data about their daily activity, exercise and sleep in real-time. The Company’s software and services, which include an online dashboard and mobile app, provide its users with data analytics, motivational and social tools, and virtual coaching through customized fitness plans and interactive workouts, drive engagement and can be leveraged to provide personalized insights. The Company sells devices through diversified sales channels that include distributors, retailers, a corporate wellness offering, and Fitbit.com. The Company has established wholly-owned subsidiaries globally and its corporate headquarters are located in San Francisco, California.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends on December 31 of each year. In the first quarter of 2016, the Company adopted a 4-4-5 week quarterly calendar, which, for the 2016 fiscal year, was comprised of four fiscal quarters ending on April 2, 2016, July 2, 2016, October 1, 2016, and December 31, 2016.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The primary estimates and assumptions made by management are related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock options, fair value of derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the number of reportable segments, the recoverability of intangible assets and their useful lives, contingencies, and income taxes. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

Out-of-Period Adjustments

During the preparation of the consolidated financial statements as of and for the year ended December 31, 2017, the Company identified errors within the Company’s consolidated balance sheet for the year ended December 31, 2016, which financial statements were revised to correct the errors. The Company determined that within the consolidated balance sheet previously disclosed as of December 31, 2016, deferred revenue was overstated by $7.3 million and other liabilities was understated by the same amount, and deferred tax assets and income taxes payable were understated by $1.7 million. The Company evaluated the error and concluded that it was not material to the financial statements previously issued.

Customer Bankruptcy

In September 2017, Wynit Distribution (“Wynit”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Wynit was the Company’s largest customer, historically representing 11% of total revenue during the six months ended July 1, 2017 and 19% of total accounts receivables as of July 1, 2017. In connection with Wynit’s bankruptcy filing, the Company believed that the collectability of the product shipments to Wynit during the third quarter of 2017 was not reasonably assured. However, as of July 1, 2017, collectability of accounts receivables from Wynit was reasonably assured.

The Company ceased to recognize revenue from Wynit, which totaled $8.1 million during the third quarter of 2017. Additionally, the Company recorded a charge of $35.8 million during the third quarter ended September 30, 2017 comprised of cost of revenue of $5.5 million associated with shipments to Wynit in the third quarter of 2017 and bad debt expense of $30.3 million associated with all of Wynit’s outstanding accounts receivables. The Company maintains credit insurance that covers a portion of the exposure related to its customer receivables. The Company recorded an insurance receivable based on an analysis of its insurance policies, including their exclusions, an assessment of the nature of the claim, and information from its insurance carrier. As of September 30, 2017, the Company had recorded an insurance receivable of $26.8 million, included in prepaid expenses and other current assets, associated with the amount it had concluded was probable related to the claim. The $26.8 million insurance receivable allowed the Company to recover $22.7 million of bad debt expense and $4.1 million of cost of revenue, resulting in a net charge of $9.0 million in the consolidated statement of operations comprised of net bad debt expense of $7.6 million and net cost of revenue of $1.4 million. The Company received $21.4 million of the insurance receivable during the fourth quarter of 2017, and the remaining $5.4 million in January 2018.

Non-Monetary Transaction

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash. The Company recorded the transaction based on the estimated fair value of the products exchanged. For the year ended December 31, 2016, the Company recorded $15.0 million of revenue and $7.0 million of associated cost of goods sold upon exchange of the products for advertising credits of $13.0 million and cash of $2.0 million. The $13.0 million of unused advertising credits remaining as of December 31, 2016 were recorded in prepaid expenses and other current assets, and other assets. Such credits are expected to be used over the contractual period of four years, and will be expensed as advertising services are received. During the year ended December 31, 2017, $0.8 million of credits were utilized. The Company’s prepaid and other assets related to unused advertising credits as of December 31, 2017 and December 31, 2016 were $12.2 million and $13.0 million, respectively.

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

Foreign Currencies

The Company and all of its wholly-owned subsidiaries use the U.S. dollar as their functional currency.

The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure local currency denominated monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, plant and equipment and other nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements have been included in the Company’s operating results within other income (expense), net. Local currency transactions of these international operations are remeasured into U.S. dollars at the rates of exchange in effect at the date of the transaction. Foreign currency transaction gains (losses) were $2.6 million, $11.7 million, and $(1.3) million for 2017, 2016, and 2015, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivables, derivative instruments and cost method investments. Cash and cash equivalents are deposited with high quality financial institutions and may, at times, exceed federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.

The Company’s accounts receivable is derived from customers located principally in the United States. The Company maintains credit insurance for the majority of its customer balances, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. Credit losses historically have not been significant. The Company continuously monitors customer payments and maintains an allowance for doubtful accounts based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.

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

Inventories

Inventories consist of finished goods and component parts, which are purchased from contract manufacturers and component suppliers. Inventories are stated at the lower of cost or net realizable value. The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions.

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

Internally-Developed Software Costs

The Company capitalizes eligible costs to acquire, develop, or modify internal-use software that are incurred subsequent to the preliminary project stage. Capitalized internally-developed software costs, net, were $11.2 million as of December 31, 2017 and $6.3 million as of December 31, 2016.

Research and Development

Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, tooling and prototype materials, and allocated overhead costs. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. To date, research and development expenses have been expensed as incurred, because the release of products and services for sale has been short and development costs qualifying for capitalization have been insignificant.

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

The Company assesses goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with the determination that the Company has one operating segment, the Company has determined that there is one reporting unit and tests goodwill for impairment at the entity level. Goodwill is tested using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, the carrying amount of the reporting unit is compared to the fair value based on the fair value of the Company’s common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill, as defined by ASC 350, is compared to its carrying amount to determine the amount of impairment loss, if any. The Company tested goodwill for impairment as of October 31, 2017 and 2016, and the fair value of the reporting unit exceeded the carrying value. The Company considered other factors in the performance of the annual goodwill impairment test in the fourth quarter of 2017, including assumptions about expected future revenue forecasts, changes in the overall economy, trends in its stock price, and other operating conditions.  It is reasonably possible that the Company could perform significantly below its expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause its goodwill to become impaired. If the Company determines that its goodwill is impaired, it would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.

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

Revenue Recognition

The Company derives substantially all of its revenue from sales of its wearable devices, which includes both connected health and fitness devices and accessories and smartwatches. The Company also generates a small portion of revenue from its subscription-based services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. The Company considers delivery of its products to have occurred once title and risk of loss has been transferred. For customers where transfer of risk of loss is at the customer’s destination, the Company uses estimates to defer sales at the end of the reporting period based on historical experience of average transit time. The Company recognizes revenue, net of estimated sales returns, sales incentives, discounts, and sales tax. The Company generally recognizes revenue for products sold through retailers and distributors on a sell-in basis.

The Company enters into multiple element arrangements that include hardware, software, and services. The first deliverable is the hardware and firmware essential to the functionality of the connected health and fitness device or smartwatch delivered at the time of sale. The second deliverable is the software services included with the products, which are provided free of charge and enable users to sync, view, and access real-time data on the Company’s online dashboard and mobile apps. The third deliverable is the embedded right included with the purchase of the device to receive, on a when-and-if-available basis, future unspecified firmware upgrades and features relating to the product’s essential firmware. Commencing in the first quarter of 2015, the Company began accounting for the embedded right as a separate unit of accounting, which is when it believes, through public announcements, it had created an implied obligation to, from time to time, provide future unspecified firmware upgrades and features to the firmware to improve and add new functionality to the health and fitness devices. In addition, the Company occasionally offers a fourth deliverable in bundled arrangements that allows access to subscription-based services related to the Company’s Fitbit Coach offering.

The Company allocates revenue to all deliverables based on their relative selling prices. The Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence (“TPE”), and (iii) best estimate of the selling price (“BESP”). The Company’s process for determining its BESP considers multiple factors including consumer behaviors and the Company’s internal pricing model and may vary depending upon the facts and circumstances related to each deliverable. BESP for the health and fitness devices and smartwatches and unspecified upgrade rights reflect the Company’s best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprise the majority of the arrangement consideration. BESP for upgrade rights currently ranges from $1 to $3. TPE for the online dashboard and mobile apps is currently estimated at $0.99. VSOE for access to Fitbit Coach subscription-based services is based on the price charged when sold separately.

Amounts allocated to the delivered wearable devices are recognized at the time of delivery, provided the other conditions for revenue recognition have been met. Amounts allocated to the online dashboard and mobile apps and unspecified upgrade rights are deferred and recognized on a straight-line basis over the estimated usage period.

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

Rights of Return, Stock Rotation Rights, and Price Protection

The Company offers limited rights of return, stock rotation rights, and price protection under various policies and programs with its retailer and distributor customers and end-users. Below is a summary of the general provisions of such policies and programs:

•
Retailers and distributors are generally allowed to return products that were originally sold through to an end-user under provisions of their contracts, called “open-box” returns, and such returns may be made at any time after the original sale.

•	All purchases through Fitbit.com are covered by a 45-day right of return.

•	Certain distributors are allowed stock rotation rights which are limited rights of return of products purchased during a prior period, generally one quarter.

•	Certain distributors and retailers are allowed return rights for defective products.

•	Certain distributors are offered price protection that allows for the right to a partial credit for unsold inventory held by the distributor if the Company reduces the selling price of a product.

The Company estimates reserves for these policies and programs based on historical experience, and records the reserves as a reduction of revenue and accounts receivable. Through December 31, 2017, actual returns have primarily been open-box returns. In addition, through 2017, the Company has had limited price protection claims. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow the Company to estimate expected future product returns. The Company reviews the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. The Company then applies the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, the Company also provides a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and records an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

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

Advertising Costs and Point of Purchase (“POP”) Displays

Costs related to advertising and promotions, excluding cooperative advertising costs, are expensed to sales and marketing as incurred. Advertising and promotion expenses, including expenses for POP displays, for 2017, 2016, and 2015 were $226.3 million, $316.8 million, and $237.0 million, respectively. Co-op advertising costs are recorded as a reduction to revenue, and for 2017, 2016, and 2015 were $45.0 million, $52.9 million, and $38.3 million, respectively.

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

Product Warranty

The Company offers a standard product warranty that its products will operate under normal use for a period of one-year from the date of original purchase, except in the European Union and certain Asia Pacific countries where the Company provides a two-year warranty. The Company has the obligation, at its option, to either repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenues. The estimate of future warranty costs is based on historical and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures, if any, that are outside of the Company’s typical experience. The Company regularly review these estimates to assess the appropriateness of its recorded warranty liabilities and adjust the amounts as necessary. Factors that affect the warranty obligation include product failure rates, service delivery costs incurred in correcting the product failures, and warranty policies. The Company’s products are manufactured by contract manufacturers, and in certain cases, the Company may have recourse against such contract manufacturers. Should actual product failure rates, use of materials or other costs differ from the Company’s estimates, additional warranty liabilities could be incurred, which could materially affect its results of operations. The estimates and assumptions used to reserve for product warranty have been accurate in all material respects and have not materially changed in the past.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. Determining the fair value of stock-based awards at the grant date requires judgment. The fair value of restricted stock units, or RSUs, is the fair value of the Company’s common stock on the grant date. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, warrants and shares issued under the 2015 Employee Stock Purchase Plan (the “2015 ESPP”).

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for expected future consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates. The Company makes estimates, assumptions, and judgments to determine our expense (benefit) for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against its deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, the Company establishes a valuation allowance.

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

The U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted on December 22, 2017, and includes several key tax provisions that affected the Company, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of the carryback of net operating losses generated after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations, among others. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, and preparation and analysis of information not previously required or regularly produced, which require significant judgment in interpreting accounting guidance for such items that is currently uncertain. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has provided its best estimate of the impact of the 2017 Tax Act in its year-end income tax provision in accordance with its understanding of the 2017 Tax Act and guidance available as of the date of issuance of these consolidated financial statements. As the Company completes its analysis of the 2017 Tax Act, any subsequent adjustments to provisional amounts that it has recorded may or may not impact its provision for income taxes in the period in which the adjustments are made due to a full valuation allowance on its U.S. deferred tax assets. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The calculation of the Company’s deferred tax asset balance involves the use of estimates, assumptions, and judgments while taking into account estimates of the amounts and type of future taxable income. Actual future operating results and the underlying amount and type of income could differ materially from its estimates, assumptions, and judgments, thereby impacting its financial position and operating results.

The Company includes interest and penalties related to unrecognized tax benefits within income tax expense. Interest and penalties related to unrecognized tax benefits have been recognized in the appropriate periods presented.

Net Income (Loss) per Share Attributable to Common Stockholders

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its redeemable convertible preferred stock to be participating securities. The holders of the redeemable convertible preferred stock did not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net income per share attributable to common stockholders. For the calculation of diluted net income per share, net income attributable to common stockholders for basic net income per share is adjusted by the effect of dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such shares is dilutive.

In connection with the Company’s Initial Public Offering (“IPO”) in 2015, the Company established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all then-outstanding shares of common stock were converted into shares of Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock, generally automatically converts into Class A common stock upon a transfer, and has no expiration date. The Company applies the two-class method of calculating earnings per share, but as the dividend rights of both classes are identical, basic and diluted earnings per share are the same for both classes.

As the Company was in a net loss position in 2017 and 2016, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”), issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance on identifying performance obligations and licensing implementation. The Company will adopt ASU 2014-09 effective January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. The Company expects this adjustment to be immaterial to its consolidated financial statements. Prior periods will not be retrospectively adjusted. The Company has assessed the impact of the guidance, which includes evaluating customer contracts across the organization, developing policies, processes and tools to report financial results, and implementing and evaluating the Company’s internal control over financial reporting that will be necessary under the new standard. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than historical guidance. In addition, the Company has determined that the presentation of certain reserve balances currently shown net within accounts receivable will be presented as refund liabilities within current liabilities upon adoption. The Company has also determined that the impact of accounting for costs incurred to obtain a contract is immaterial. The Company believes the new guidance is materially consistent with its historical revenue recognition policy. Overall, the Company does not currently expect the adoption to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt ASU 2016-01 in its first quarter of 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 provides guidance in a number of situation including, among others, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investees, and classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 will become effective for the Company on January 1, 2018 and early adoption is permitted. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

    In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of ASU 2017-01 is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 will become effective for the Company on January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 will become effective for the Company on January 1, 2018 with early adoption permitted. The amendments to ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. ASU 2017-12 will become effective for the Company on January 1, 2019 with early adoption permitted. The Company plans to early adopt this new guidance in the first quarter of 2018 and does not expect the adoption will have a material impact on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, ASU 2016-09 requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows, rather than being recorded within equity and reflected within financing cash flows. ASU 2016-09 also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 became effective for the Company on January 1, 2017. The adoption of ASU 2016-09 resulted in a cumulative effect adjustment of $4.9 million to increase retained earnings as of January 1, 2017, related to the recognition of previously unrecognized excess tax benefits using the modified retrospective method. The Company elected to apply the change in presentation of excess tax benefits in the consolidated statement of cash flows retrospectively, which resulted in an increase in net cash provided by operations and a decrease in net cash provided by financing activities of $29.2 million for 2016 and $32.1 million for 2015.  The Company also elected to make an accounting policy change to recognize forfeitures starting on January 1, 2017 on a prospective basis.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$193,066	$—	$—	$193,066
U.S. government agencies	—	79,624	—	79,624
Corporate debt securities	—	291,582	—	291,582
Total	$193,066	$371,206	$—	$564,272
Liabilities:
Derivative liabilities	$—	$2,138	$—	$2,138
Stock warrant liability	—	—	208	208
	$—	$2,138	$208	$2,346

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$50,125	$—	$—	$50,125
U.S. government agencies	—	86,526	—	86,526
Corporate debt securities	—	390,286	—	390,286
Derivative assets	—	10,625	—	10,625
Total	$50,125	$487,437	$—	$537,562
Liabilities:
Derivative liabilities	$—	$3,780	$—	$3,780

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

In addition, Level 2 assets and liabilities include derivative financial instruments associated with hedging activity, which are further discussed in Note 4. Derivative financial instruments are initially measured at fair value on the contract date and are subsequently remeasured to fair value at each reporting date using inputs such as spot rates, forward rates, and discount rates. There is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.

There was no activity relating to Level 3 financial assets or liabilities during 2017 and 2016, and there were no Level 3 financial assets or liabilities as of December 31, 2017 and 2016. There have been no transfers between fair value measurement levels during 2017, 2016 and 2015.

In 2017, the Company acquired an equity ownership interest in a privately-held company in exchange for $6.0 million in cash. This investment is accounted for using the cost method of accounting since the Company is unable to exercise any significant influence. This investment has been recorded at historical cost, classified within “other assets” on the Company’s consolidated balance sheet as of December 31, 2017, and is reviewed for events or changes in circumstances that may have a significant adverse effect on its carrying value. There have been no changes in circumstances or identified events that may have a significant adverse effect on its carrying value.

4.    Financial Instruments

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

The following table sets forth the cash, cash equivalents, and marketable securities as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$115,028	$—	$—	$115,028	$115,028	$—
Money market funds	193,066	—	—	193,066	193,066	—
U.S. government agencies	79,722	1	(99)	79,624	6,595	73,029
Corporate debt securities	291,738	15	(171)	291,582	27,277	264,305
Total	$679,554	$16	$(270)	$679,300	$341,966	$337,334

The following table sets forth the cash, cash equivalents, and marketable securities as of December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$179,076	$—	$—	$179,076	$179,076	$—
Money market funds	50,125	—	—	50,125	50,125	—
U.S. government agencies	86,533	8	(15)	86,526	—	86,526
Corporate debt securities	390,466	24	(204)	390,286	72,119	318,167
Total	$706,200	$32	$(219)	$706,013	$301,320	$404,693

The gross unrealized gains or losses on marketable securities as of December 31, 2017 and December 31, 2016 were not material. There were no available-for-sale investments as of December 31, 2017 and December 31, 2016 that have been in a continuous unrealized loss position for greater than twelve months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	December 31, 2017	December 31, 2016

Due in one year	$319,112	$355,152
Due in one to two years	18,222	49,541
Total	$337,334	$404,693

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

The Company had no outstanding contracts that were designated in cash flow hedges for forecasted revenue and expense transactions as of December 31, 2017, and $20.0 million and $20.9 million of cash flow hedges for forecasted revenue and expense transactions, respectively, as of December 31, 2016.

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

The net notional amount of foreign currency contracts open in U.S. dollar equivalents was $141.2 million and $177.0 million as of December 31, 2017 and December 31, 2016, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the dates presented (in thousands):

		December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Cash flow designated hedges	Prepaid expense and other current assets	$—	$—	$813	$—
Cash flow designated hedges	Accrued liabilities	—	—	—	1,428
Hedges not designated	Prepaid expense and other current assets	—	—	9,812	—
Hedges not designated	Accrued liabilities	—	2,138	—	2,352
Total fair value of derivative instruments		$—	$2,138	$10,625	$3,780

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the consolidated statement of operations for the periods presented (in thousands):

		Year Ended December 31,
	Income Statement Location	2017	2016	2015
Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI—effective portion		$(19,436)	$8,171	$2,785
Gain (loss) reclassified from OCI into income—effective portion	Revenue	(18,532)	10,153	2,183
Gain (loss) reclassified from OCI into income—effective portion	Operating expenses	(1,405)	17	(899)
Gain (loss) recognized in income—ineffective portion	Other income (expense), net	21	(1,026)	202
Gain (loss) recognized in income—excluded time value portion	Other income (expense), net	1,771	—	—
Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income (expense), net	$(10,516)	$10,916	$5,861

As of December 31, 2017, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into net income (loss) within the next 12 months.

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

The following table sets forth the available offsetting of net derivative assets and net derivative liabilities under the master netting arrangements as of December 31, 2017 and December 31, 2016 (in thousands):

December 31, 2017
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts assets	$—	$—	$—	$—	$—	$—
Foreign exchange contracts liabilities	2,138	—	2,138	—	—	2,138

	December 31, 2016
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts assets	$10,625	$—	$10,625	$3,780	$—	$6,845
Foreign exchange contracts liabilities	3,780	—	3,780	3,780	—	—

5.    Balance Sheet Components

Allowance for Doubtful Accounts and Revenue Returns Reserve

Changes in the allowance for doubtful accounts and revenue returns reserve were as follows (in thousands):

	Allowance for Doubtful Accounts	Revenue Returns Reserve(1)
Balance at December 31, 2014	838	26,559
Increases	1,115	169,677
Write-offs/returns taken	(128)	(122,191)
Balance at December 31, 2015	1,825	74,045
Increases	339	275,815
Write-offs/returns taken	(1,882)	(251,009)
Balance at December 31, 2016	282	98,851
Increases(2)	30,551	229,610
Write-offs/returns taken(2)	(21,604)	(218,589)
Balance at December 31, 2017	$9,229	$109,872

(1) Increases in the revenue returns reserve include provisions for open box returns and stock rotations.
(2) Change primarily related to the Wynit bankruptcy. See Note 1 for additional information.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Components	$3,825	$1,035
Finished goods	120,070	229,352
Total inventories	$123,895	$230,387

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
POP displays, net	$14,750	$22,804
Prepaid expenses	24,204	17,161
Derivative assets	—	10,625
Prepaid marketing	6,074	5,764
Insurance receivable	37,300	—
Other	14,941	9,511
Total prepaid expenses and other current assets	$97,269	$65,865

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Tooling and manufacturing equipment	$66,854	$60,944
Furniture and office equipment	20,942	14,424
Purchased and internally-developed software	18,112	12,032
Leasehold improvements	58,431	28,489
Total property and equipment	164,339	115,889
Less: Accumulated depreciation and amortization	(59,431)	(39,336)
Property and equipment, net	$104,908	$76,553

Total depreciation and amortization expense related to property and equipment, net was $40.0 million and $36.0 million for 2017 and 2016, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows (in thousands). See Note 12 for additional information.

Goodwill
Balance at December 31, 2015	$22,157
Goodwill acquired	28,879
Balance at December 31, 2016	$51,036
Goodwill acquired	—
Balance at December 31, 2017	$51,036

The carrying amounts of the intangible assets as of December 31, 2017 and December 31, 2016 were as follows (in thousands, except useful life). See Note 12 for additional information. During 2017, the development was completed for certain technology that was in-process at the time of its acquisition. Accordingly, $3.9 million of in-process research and development recorded in the initial purchase price allocation has been reclassified to developed technology as of December 31, 2017.

	December 31, 2017			December 31, 2016			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$30,588	$(8,738)	$21,850	$26,092	$(3,247)	$22,845	4.0
Trademarks and other	1,278	(772)	506	1,278	(542)	736	0.9
Total finite-lived intangible assets subject to amortization, net	31,866	(9,510)	22,356	27,370	(3,789)	23,581
In-process research and development	—	—	—	3,940	—	3,940
Total intangible assets, net	$31,866	$(9,510)	$22,356	$31,310	$(3,789)	$27,521

Total amortization expense related to intangible assets was $5.7 million and $2.1 million for 2017 and 2016, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after 2017, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
2018	$6,120	$230	$6,350
2019	5,340	230	5,570
2020	4,560	46	4,606
2021	4,560	—	4,560
2022	1,270	—	1,270
Total intangible assets, net	$21,850	$506	$22,356

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Product warranty	$87,882	$99,923
Accrued manufacturing expense and freight	41,901	75,579
Accrued sales incentives	111,592	74,181
Accrued sales and marketing	44,401	41,948
Accrued research and development	8,983	5,989
Accrued co-op advertising and marketing development funds	30,408	40,002
Employee-related liabilities	33,266	13,934
Sales taxes and VAT payable	21,340	8,891
Inventory received but not billed	10,526	7,363
Accrued legal settlements and fees	36,693	3,963
Derivative liabilities	2,138	3,780
Other	23,007	15,008
Accrued liabilities	$452,137	$390,561

Product warranty reserve activities were as follows (in thousands):

Reserve For Product Warranty (1)
Balance at December 31, 2014	$20,098
Charged to cost of revenue	84,184
Changes in estimate related to pre-existing warranties	(8,968)
Settlement of claims	(55,102)
Balance at December 31, 2015	$40,212
Charged to cost of revenue	185,434
Changes in estimate related to pre-existing warranties	4,072
Settlement of claims	(129,795)
Balance at December 31, 2016	$99,923
Charged to cost of revenue	53,840
Changes in estimate related to pre-existing warranties	11,788
Settlement of claims	(77,669)
Balance at December 31, 2017	$87,882

(1)	Does not include reserves established as a result of the recall of the Fitbit Force. See the section titled “—Fitbit Force Recall Reserve” for additional information regarding such reserves.

The Company corrected the allocation of customer support costs and freight and fulfillment to the amounts in “Charged to cost of revenue” and “Settlement of claims” for the year ended December 31, 2016, which resulted in an increase in “Charged to cost of revenue” and “Settlement of claims” of $50.7 million. These costs are included in the warranty reserve beginning and ending balances. The Company does not consider this correction to be material and there was no impact to its consolidated balance sheets, statement of operations, and statement of cash flows.

During 2017 and 2016, changes related to pre-existing warranties resulted primarily from an increase in the estimated cost of replacement units. During 2015, changes in estimate related to pre-existing warranties resulted from a reduction in the estimated number of units to be replaced and in the estimated cost of replacement units based on additional historical experience.

Fitbit Force Recall Reserve

In March 2014, the Company announced a recall for one of its products, the Fitbit Force (“Fitbit Force Recall”). The product recall, which is regulated by the U.S. Consumer Product Safety Commission, covered all Fitbit Force units sold since the product was first introduced in October 2013. The product recall program has no expiration date.

As a result of the Fitbit Force recall, the Company established reserves that include cost estimates for customer refunds, logistics and handling fees for managing product returns and processing refunds, obsolescence of on-hand inventory, cancellation charges for existing purchase commitments and rework of component inventory with the contract manufacturer, accelerated depreciation of tooling and manufacturing equipment, and legal settlement costs.

Fitbit Force recall reserve activities were as follows (in thousands):

Reserve For Fitbit Force Recall
Balance at December 31, 2014	$22,476
Charged to cost of revenue	(5,755)
Charged to general and administrative	(1,174)
Settlement of claims	(10,425)
Balance at December 31, 2015	5,122
Settlement of claims	(3,869)
Balance at December 31, 2016	1,253
Settlement of claims	(789)
Balance at December 31, 2017	$464

During 2015, a benefit to cost of revenue of $5.8 million was recognized due to a change in estimate of costs to fulfill Fitbit Force returns. In addition, a benefit to legal expenses of $4.4 million was recognized in general and administrative costs, of which $1.2 million was previously included in the Fitbit Force recall reserve due to the settlement of Fitbit Force legal liabilities.

Restructuring

In January 2017, the Company announced cost-efficiency measures to be implemented in 2017 that include realigning sales and marketing spend and improved optimization of research and development investments. In addition, the Company announced a reorganization, including a reduction in workforce. This reorganization impacted approximately 110 employees, or approximately 6% of the Company’s global workforce. The Company recorded $6.4 million in total restructuring expenses, substantially all of which were severance and related costs, in the first quarter of 2017. The Company completed the reorganization in the fourth quarter of 2017.

The restructuring reserve activities were as follows (in thousands):

Restructuring Reserve
Balance at December 31, 2016	$—
Restructuring charges	6,375
Cash paid	(4,983)
Other - noncash	(1,392)
Balance at December 31, 2017	$—

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2015	$751	$(5)	$(55)	$691
Other comprehensive income (loss) before reclassifications	9,422	(309)	(126)	8,987
Amounts reclassified from AOCI	(10,650)	—	(6)	(10,656)
Other comprehensive income (loss)	(1,228)	(309)	(132)	(1,669)
Balance at December 31, 2016	(477)	(314)	(187)	(978)
Other comprehensive income (loss) before reclassifications	(19,422)	314	125	(18,983)
Amounts reclassified from AOCI	19,965	—	(13)	19,952
Other comprehensive income (loss)	543	314	112	969
Balance at December 31, 2017	$66	$—	$(75)	$(9)

6.    Long-Term Debt

2015 Credit Agreement

In December 2015, the Company entered into a second amended and restated credit agreement (the “Senior Facility”) with Silicon Valley Bank (“SVB”), as administrative agent, collateral agent, and lender, SunTrust Bank as syndication agent, SunTrust Robinson Humphrey, Inc. and several other lenders to replace the existing asset-based credit facility and cash flow facility. The Senior Facility allowed the Company to borrow up to $250.0 million, including up to $50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans, subject to certain financial covenants and ratios. The Company has the option to repay its borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires the Company to comply with certain financial and non-financial covenants. The Senior Facility contains customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee certain obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Obligations under the Senior Facility are collateralized by substantially all of the Company’s assets, excluding its intellectual property.

In May 2017, the Company entered into a first amendment to the Senior Facility (the “First Amendment”), pursuant to which the aggregate amount the Company can borrow under the Senior Facility was reduced from $250.0 million to $100.0 million, with up to $50.0 million available for the issuance of letters of credit and up to $25.0 million available for swing line loans. In addition, pursuant to the First Amendment, the applicable margin in respect of the interest rates under the Senior Facility was amended to be based on the Company’s level of liquidity (defined as the sum of the Company’s aggregate cash holdings and the amount available under its revolving commitments) and range from, with respect to Alternate Base Rate loans, 0.5% to 1.0%, and, with respect to LIBOR loans, 1.5% to 2.0%. Among other changes, the First Amendment also removed the fixed charge coverage ratio covenant and the consolidated leverage ratio covenant, and added a general liquidity covenant requiring the Company to maintain liquidity of at least $200.0 million in unrestricted cash, of which $100.0 million in cash or cash equivalents must be held in accounts subject to control agreements with, and maintained by, SVB or its affiliates.

The Company was in compliance with the financial covenants under the Senior Facility as of December 31, 2017. As of December 31, 2017, the Company had no outstanding borrowings under the Senior Facility and had outstanding letters of credit totaling $36.9 million, issued to cover various security deposits on its facility leases.

Capitalized issuance costs are amortized to interest expense over the term of the related financing arrangement on a straight-line basis. Interest expense related to issuance costs for 2017, 2016, and 2015 was $1.1 million, $0.5 million, and $1.0 million, respectively. As of December 31, 2017, capitalized issuance costs were $0.6 million.

Letters of Credit

As of December 31, 2017 and 2016, the Company had outstanding letters of credit of $36.9 million and $38.0 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

7.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2018 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases.

Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $40.0 million, $29.9 million, and $8.4 million for 2017, 2016, and 2015, respectively.

Future minimum payments under the leases as of December 31, 2017 were as follows (in thousands):

Year ending December 31,	Amounts
2018	$40,856
2019	46,713
2020	42,942
2021	41,331
2022	41,477
Thereafter	58,879
Total	$272,198

Purchase Commitments

The aggregate amount of open purchase orders as of December 31, 2017 was approximately $157.7 million. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduce forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of December 31, 2017, $21.8 million was accrued for such liabilities to contract manufacturers.

Legal Proceedings

Jawbone. On May 27, 2015, Aliphcom, Inc. d/b/a Jawbone (“Jawbone”), filed a lawsuit in the Superior Court of California in the County of San Francisco against the Company and certain of its employees who were formerly employed by Jawbone, alleging trade secret misappropriation and unfair and unlawful business practices against all defendants, and alleging breach of contract and breach of implied covenant of good faith and fair dealing against the employee defendants. The complaint sought unspecified damages, including punitive damages and injunctive relief. On June 23, 2016, Jawbone filed a Second Amended Complaint, adding an additional employee defendant and related allegations. The trial was currently scheduled for April 30, 2018.

On June 10, 2015, Jawbone and BodyMedia, Inc., a wholly-owned subsidiary of Jawbone (“BodyMedia”), filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging that the Company infringes certain U.S. patents. The complaint sought unspecified compensatory damages and attorneys’ fees from the Company and to permanently enjoin the Company from making, manufacturing, using, selling, importing, or offering the Company’s products for sale. The lawsuit was stayed pending resolution the investigation in the U.S. International Trade Commission (the “ITC”).

On July 7, 2015, Jawbone and BodyMedia filed a complaint with the ITC requesting an investigation into purported violations of the Tariff Act of 1930 by the Company and Flextronics International Ltd. and Flextronics Sales and Marketing (A-P) Ltd. The complaint makes the same patent infringement and trade secret misappropriation claims as the two earlier cases. The complaint seeks a limited exclusion order and a cease and desist order halting the importation and sale of the infringing products. The ITC instituted the investigation on August 17, 2015. As a result of motions, all of the patent infringement claims were dismissed from the case. A trial on the trade secrets allegations took place from May 9 to 17, 2016. On August 23, 2016, the administrative law judge concluded that the Company did not misappropriate any Jawbone trade secrets. On October 20, 2016, the ITC terminated the investigation in the ITC. Jawbone appealed the dismissal of the patent infringement claims to the Federal Circuit. Oral argument was scheduled for November 9, 2017.

On September 3, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe certain U.S. patents. This case was transferred to the U.S. District Court for the Northern District of California. The trial was scheduled for July 13, 2020. On September 8, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the Northern District of California, asserting that Jawbone’s activity trackers infringe certain U.S. patents. No trial date was set. On October 29, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe certain U.S. patents. That case was also transferred to the U.S. District Court for the Northern District of California. No trial date was set.

On November 2, 2015, the Company filed a complaint with the ITC requesting an investigation into violations of the Tariff Act of 1930 by Jawbone and Body Media. The complaint asserted that Jawbone’s products infringe certain U.S. patents. The complaint sought a limited exclusion order and a cease and desist order halting the importation and sale of infringing products. The ITC instituted the investigation on December 1, 2015. On December 23, 2016, the Company filed a motion to terminate the investigation, and the ITC terminated the investigation on February 1, 2017.

On December 8, 2017, the parties announced the global settlement of all of the outstanding civil litigation on confidential terms. Each of the pending cases has been dismissed with prejudice.

On August 12, 2016, the Company was notified by Jawbone that Jawbone had received a confidential subpoena from the U.S. Attorney’s Office for the Northern District of California requesting certain of the Company’s confidential business information that appeared to be related to Jawbone’s allegations of trade secret misappropriation. On February 17, 2017, the Company received a subpoena for documents from the same office. On February 1, 2018, the Company received a second subpoena for documents. The Company is cooperating with the U.S. Attorney’s Office.

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On January 31, 2017, plaintiffs filed a motion for class certification. Plaintiffs’ motion for class certification was granted on November 20, 2017. On April 20, 2017, the Company filed a motion for summary judgment. The Company’s motion for summary judgment was denied on December 8, 2017. Trial has been scheduled for April 30, 2018.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of California, alleging that the PurePulse® heart rate tracking technology does not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims as well as violations of various states’ false advertising and unfair competition statutes, and seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the plaintiffs filed a Consolidated Master Class Action Complaint and, on May 19, 2016, filed an Amended Consolidated Master Class Action Complaint. On January 9, 2017, the Company filed a motion to compel arbitration. On October 11, 2017, the Court granted the motion to compel arbitration. Plaintiffs filed a motion for reconsideration, and that motion was denied on January 24, 2018.

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Securities Litigation. On January 11, 2016, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming as defendants the Company, certain of its officers and directors, and the underwriters of the Company’s IPO. On May 10, 2016, the Court appointed the Fitbit Investor Group (consisting of five individual investors) as lead plaintiff, and an Amended Complaint was filed on July 1, 2016. Plaintiffs allege violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about the Company’s products between October 27, 2014 and November 23, 2015. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities (i) on the open market between June 18, 2015 and May 19, 2016; and/or (ii) pursuant to or traceable to the IPO. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On July 29, 2016, the Company filed a motion to dismiss. The court denied the motion on October 26, 2016. On April 26, 2017, the Company filed a motion for summary judgment, which is still pending.

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

On January 8, 2018, the plaintiffs in the federal and class action cases filed their motion for preliminary approval of settlement of the putative federal and state class actions for $33.3 million. The settlement remains subject to further court approval. On January 19, 2018, the court entered an order preliminarily approving the proposed settlement. A hearing is currently scheduled for April 20, 2018 to determine whether the settlement is fair, reasonable, and accurate. Refer to Note 14. Subsequent Events for more information.

On November 11, 2016, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California derivatively on behalf of the Company naming as defendants certain of its officers and directors and as a nominal plaintiff the Company. Plaintiffs alleges breach of fiduciary duty, unjust enrichment, section 14(a), and misappropriation based on the same set of alleged facts in the federal and state securities class action litigation. On February 2, 2017, a second derivative lawsuit was filed in the U.S. District Court for the District of Delaware on the same allegations and also including claims for abuse of control, gross mismanagement, and waste. On June 27, 2017, another derivative law suit was filed in the U.S. District Court for the Northern District of California on the same allegations. The Courts have ordered a stay in all three cases.

On June 1, 2017 and June 9, 2017, two additional derivative lawsuits were filed in the Delaware Court of Chancery. Plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the IPO and/or the Secondary Offering. On August 3, 2017, another derivative lawsuit was filed in the Delaware Court of Chancery on the same allegations. There is temporary stay in all three cases.

On October 31, 2017, a seventh derivative lawsuit was filed in the Superior Court of California, Country of San Francisco, on the same allegations. We have not yet been served in that case.

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

The Company believes that the plaintiffs’ allegations in the derivative actions and individual action are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.

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

In November 2015, the Company completed a follow-on offering of Class A common stock, in which the Company sold 3.0 million shares and certain of its stockholders sold 16.6 million shares, for which the Company did not receive any proceeds, including 2.6 million shares pursuant to the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $29.00 per share for net proceeds of $84.4 million to the Company, after deducting underwriting discounts and commissions of $2.6 million. Offering costs incurred by the Company were approximately $1.2 million.

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

Preferred Stock

Upon completion of its IPO on June 22, 2015, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2017, there were 10 million shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.

Common Stock

In connection with the IPO in 2015, the Company established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO were converted into an equivalent amount of shares of Class B common stock. As of December 31, 2017, the Company had 600 million shares of Class A common stock authorized with a par value of $0.0001 per share and 350 million shares of Class B common stock authorized with a par value of $0.0001 per share. As of December 31, 2017, the Company 207.5 million shares of Class A common stock were issued and outstanding and 31.3 million shares of Class B common stock were issued and outstanding. As of December 31, 2016, 177.2 million shares of Class A common stock were issued and outstanding and 48.5 million shares of Class B common stock were issued and outstanding.

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

Stock Option Exchange

On April 13, 2017, the Company filed its definitive proxy statement, submitting to stockholders a proposal for a stock option exchange program (the “Program”). The Program would allow the Company employees, including its executive officers other than its President, Chief Executive Officer, and Chairman, Chief Technology Officer, and Chief Financial Officer (“Eligible Employees”), to exchange out-of-the-money or “underwater” options to purchase shares of the Company’s Class A common stock or Class B common stock currently held by such Eligible Employees for a lesser number of restricted stock units (“RSUs”) that may be settled for shares of its Class A common stock, (“New RSUs”), under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Each New RSU represents an unfunded right to receive one share of the Company’s Class A common stock on a date in the future, which generally is the date on which the New RSU will vest. Eligible Employees participating in the Program would receive one New RSU for every two “out-of-the-money” options that they exchange. The New RSUs would generally vest over the remaining vesting period of the exchanged option (subject to a one-year minimum vesting period). None of the members of the Company’s board of directors were eligible to participate in the Program. On May 25, 2017, the Company’s stockholders approved the Program at the 2017 annual meeting of stockholders. The Company subsequently commenced the Program by filing a tender offer statement on Schedule TO with the Securities and Exchange Commission on June 21, 2017. The Program expired on July 19, 2017. A total of 3.7 million “underwater” stock options were tendered by the Eligible Employees, representing approximately 85% of the stock options eligible for exchange. On July 20, 2017, the Company granted an aggregate of 1.8 million New RSUs under the 2015 Equity Incentive Plan (the “2015 Plan”) in exchange for the “underwater” stock options tendered. The completion of the Program resulted in total incremental unrecognized stock-based compensation expense of $8.5 million, to be recognized over the greater of one year or the remaining vesting service period of the tendered stock options.

2007 Equity Incentive Plan

The Amended and Restated 2007 Stock Plan (the “2007 Plan”) provided for the grant of incentive and non-statutory stock options and RSUs to employees, directors, and consultants under terms and provisions established by the board of directors. Stock options granted under the 2007 Plan are generally subject to a four-year vesting period, with 25% vesting after a one-year period and monthly vesting thereafter. Stock options expire after ten years. RSUs granted under the 2007 Plan are generally subject to a three- or four-year vesting period with annual vesting.

The 2015 Plan became effective in June 2015. As a result, the Company will not grant any additional stock options under the 2007 Plan and the 2007 Plan has been terminated. Any outstanding stock options and RSUs granted under the 2007 Plan will remain outstanding, subject to the terms of the 2007 Plan and applicable award agreements, until such shares are issued under those awards, by exercise of stock options or settlement of RSUs, or until the awards terminate or expire by their terms.

2015 Equity Incentive Plan

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective in June 2015 and serves as the successor to the 2007 Plan. The remaining shares available for issuance under the 2007 Plan became reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of common stock as of the immediately preceding December 31. The share reserve may also increase to the extent that outstanding awards expire or terminate un-exercised. As of December 31, 2017, 12.5 million shares were available for grant under the 2015 Plan.

The 2015 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses to employees, directors, consultants, independent contractors, and advisors. In general, stock options and RSUs will vest over a three- or four-year period, and have a maximum term of ten years. The exercise price of a stock option will be not less than 100% of the fair market value of the shares on the date of grant.

2015 Employee Stock Purchase Plan

In May 2015, the Company’s board of directors adopted the 2015 ESPP, which became effective in June 2015. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 1% of the total outstanding shares of common stock as of the immediately preceding December 31. The 2015 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provides for 6-month offering periods beginning in May and November of each year. The initial offering period began June 17, 2015, and ended in May 2016. As of December 31, 2017, 4.5 million shares were available for grant under the 2015 Employee Stock Purchase Plan.

On each purchase date, eligible employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock (i) on the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period.

Stock Options

Activity under the 2007 Plan and 2015 Plan is as follows (in thousands except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2016	34,454	$3.85
Granted	1,150	$5.63
Exercised	(7,164)	$1.22
Canceled	(7,054)	$9.35
Balance—December 31, 2017	21,386	$3.01	5.7	$64,582
Stock options exercisable—December 31, 2017	16,827	$2.52	5.3	$57,472
Stock options vested and expected to vest—December 31, 2017	21,386	$3.01	5.7	$64,582

The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $5.71 as of December 31, 2017.

Restricted Stock Units

RSU activity under the equity incentive plans is as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2016	11,578	$16.85
Granted	18,912	6.47
Vested	(6,191)	12.57
Forfeited or canceled	(5,111)	12.61
Unvested balance—December 31, 2017	19,188	9.13

Warrants

On July 10, 2017, the Company issued a warrant to a third party vendor to purchase 0.5 million shares of Class A common stock. The warrant is exercisable based on service and performance-based conditions and has an exercise price of $5.23 per share and a contractual term of tenyears. As of December 31, 2017, 0.1 million shares have vested.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Cost of revenue	$5,312	$4,797	$4,739
Research and development	54,123	47,207	18,251
Sales and marketing	14,959	11,575	7,419
General and administrative	17,187	15,853	10,615
Total stock-based compensation expense	$91,581	$79,432	$41,024

The weighted-average grant date fair value of stock options granted during 2017, 2016, and 2015 was $5.63, $14.06, and $10.67 per share, respectively. The total grant date fair value of stock options that vested during 2017, 2016, and 2015 was $20.2 million, $32.9 million, and $18.6 million, respectively. As of December 31, 2017, the total unrecognized compensation expense related to unvested stock options was $11.3 million, which the Company expects to recognize over an estimated weighted average period of 1.4 years. As of December 31, 2017, the total unrecognized compensation expense related to unvested RSUs was $159.0 million, which the Company expects to recognize over an estimated weighted average period of 2.2 years.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The fair value of RSUs is the fair value of the Company’s Class A common stock on the grant date. In determining the fair value of the stock options, warrants and the equity awards issued under the 2015 ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

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

The assumptions used in calculating the fair value of the stock-based awards represent management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. The fair value of the stock option awards, warrants and awards issued under the 2015 ESPP granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Employee stock options
Expected term (in years)	6.25	6.25	6.25
Volatility	32.2%	40.7%	52.1% - 56.9%
Risk-free interest rate	2.1%	1.6%	1.5% - 1.9%
Dividend yield	—%	—%	—%

Warrants
Expected term (in years)	9.5	—	—
Volatility	32.0%	—%	—%
Risk-free interest rate	2.1%	—%	—%
Dividend yield	—%	—%	—%

Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5 – 0.9
Volatility	27.7% - 31.3%	30.1% - 39.0%	27.7% - 35.0%
Risk-free interest rate	1.0% - 1.4%	0.4% - 0.6%	0.3%
Dividend yield	—%	—%	—%

9.     Income Taxes

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(158,187)	$5,577	$286,380
Foreign	(36,457)	(114,872)	1,569
Total	$(194,644)	$(109,295)	$287,949

The income tax expense (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(87,961)	$78,782	$140,396
State	(8,429)	9,878	13,307
Foreign	5,032	5,256	1,107
Total current	(91,358)	93,916	154,810
Deferred:
Federal	154,817	(87,584)	(33,421)
State	18,902	(11,622)	(8,941)
Foreign	187	(1,228)	(176)
Total deferred	173,906	(100,434)	(42,538)
Total income tax expense (benefit)	$82,548	$(6,518)	$112,272

The reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	(5.4)	4.3	1.5
Foreign rate differential	(9.3)	(38.9)	(0.8)
Tax credits	4.1	9.0	(2.0)
Domestic production activities deduction	(3.5)	5.0	(3.3)
Stock-based compensation(1)	(5.3)	(4.6)	1.7
Change in prior year reserves	(2.0)	1.9	—
Out-of-period adjustment	—	(2.8)	—
Warrant fair value adjustment	—	—	6.9
Change in valuation allowance	(35.2)	—	—
Effect of change in tax rate due to Tax Act	(23.4)	—	—
Other	2.6	(2.9)	—
Effective tax rate	(42.4)%	6.0%	39.0%
 (1) Starting in 2017, excess tax benefits from share-based award activity are reflected as reduction of the provision for income taxes, whereas they were previously recognized in equity. This will result in increased volatility in the Company’s effective tax rate. The amount of net stock compensation windfalls previously recognized by the Company in equity in 2015 and 2016 was $32.1 million and $22.0 million, respectively.

For 2017, the Company recorded an expense for income taxes of $82.5 million, resulting in an effective tax rate of (42.4)%. The effective tax rate is different than the statutory federal tax rate primarily due to losses in certain foreign jurisdictions for which a tax benefit may not be realized and the establishment of a full valuation allowance on its U.S. deferred tax assets, partially offset by the anticipated carryback of losses incurred in 2017.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law and includes several key tax provisions that affected the Company, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of the carryback of net operating losses generated after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations, among others. The Company recorded a provisional tax expense for the impact of the 2017 Tax Act of approximately $45.5 million as a result of re-measurement of the federal portion of its deferred tax assets as of December 31, 2017 from 35% to the new 21% tax rate. As the Company completes its analysis of the 2017 Tax Act, any subsequent adjustments to provisional amounts that it has recorded may or may not impact its provision for income taxes in the period in which the adjustments are made due to a full valuation allowance on its U.S. deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses and credits	$23,338	$9,446
Fixed assets and intangible assets	10,625	16,272
Accruals and reserves	49,886	112,915
Stock-based compensation	12,154	17,864
Inventory	4,345	8,513
Other	3,325	11,134
Total deferred tax assets	103,673	176,144
Less: valuation allowance	(99,570)	—
Deferred tax assets, net of valuation allowance	4,103	176,144

Deferred tax liabilities:
Other	(369)	(353)
Total deferred tax liabilities	(369)	(353)
Net deferred tax assets	$3,734	$175,791

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. The Company evaluated its ability to realize the benefit of its net deferred tax assets and weighed all available positive and negative evidence both objective and subjective in nature. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Consideration was given to negative evidence such as: the duration and severity of losses in prior years, high seasonal revenue concentrations, increasing competitive pressures, and a challenging retail environment. Realization of the Company’s net deferred tax assets is dependent upon its generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

In evaluating the need for a valuation allowance, and determining that a valuation allowance was appropriate, the Company considered the fact that it has had five consecutive quarters of losses through December 31, 2017 and the effect of the recently enacted 2017 Tax Act. As of December 31, 2017, the Company established a valuation allowance of $99.6 million against its U.S. deferred tax assets. No valuation allowance has been recorded against the Company’s foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

As of December 31, 2017, the Company has federal net operating loss carryforwards of $2.2 million which expire beginning after 2033, California net operating loss carryforwards of $25.8 million which expire beginning after 2034, and other states net operating loss carryforwards of $27.2 million which expire beginning after 2033. As of December 31, 2017, the Company has federal research tax credit carryforwards of approximately $1.6 million, which if not utilized, begin to expire after 2030, California research tax credit carryforwards of approximately $25.6 million, which do not expire, Massachusetts research tax credit carryforwards of approximately $1.2 million, which if not utilized, begin to expire after 2031, and California hiring tax credit carryforwards of approximately $0.3 million, which if not utilized, begin to expire after 2026. As of December 31, 2017, the Company has United Kingdom net operating loss carryforwards of $15.6 million, which do not expire.

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

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of December 31, 2017 and 2016, the Company has $29.9 million and $35.6 million of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$35,584	$23,518	$10,594
Reductions based on tax positions related to prior year	(6,335)	(2,100)	(18)
Additions based on tax positions related to prior year	108	2,809	—
Additions based on tax positions related to current year	9,289	11,357	12,942
Reductions due to tax authorities’ settlements	(8,603)	—	—
Reductions due to expiration of statutes of limitation	(105)	—	—
Balance at end of year	$29,938	$35,584	$23,518

At December 31, 2017, the total amount of gross unrecognized tax benefits was $29.9 million, of which $24.8 million would affect the Company’s effective tax rate if recognized. The Company does not have any tax positions as of December 31, 2017 for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017 and 2016, the Company has accrued and $2.4 million and $2.2 million related to interest and penalties.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States and Ireland. The Company believes that adequate amounts have been reserved for these jurisdictions. For federal, state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2015.

10.    Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$(277,192)	$(102,777)	$175,677
Less: noncumulative dividends to preferred stockholders	—	—	(2,526)
Less: undistributed earnings to participating securities	—	—	(59,133)
Net income (loss) attributable to common stockholders—basic	(277,192)	(102,777)	114,018
Add: adjustments to undistributed earnings to participating securities	—	—	8,821
Net income (loss) attributable to common stockholders—diluted	$(277,192)	$(102,777)	$122,839
Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	232,032	220,405	129,886
Effect of dilutive securities	—	—	34,327
Weighted-average shares of common stock—diluted for Class A and Class B	232,032	220,405	164,213
Net income (loss) per share attributable to common stockholders:
Basic	$(1.19)	$(0.47)	$0.88
Diluted	$(1.19)	$(0.47)	$0.75

The following potentially dilutive common shares on a weighted average basis were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive (in thousands):

	December 31,
	2017	2016	2015

Stock options to purchase common stock	17,469	34,454	445
RSUs	10,030	11,578	692
Warrants	216	—	—
Diluted common stock subject to vesting	84	—	—
Diluted impact of ESPP	162	—	—
Redeemable stock unites	—	—	65,903
Redeemable convertible preferred stock warrants	—	—	921
Total	27,961	46,032	67,961

11.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue were as follows:

	December 31,
	2017	2016	2015
C	13%	14%	14%
A	*	14	15
B	*	10	14

*	Revenue was less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
C	17%	19%
B	13	*
E	11	*
A	*	16
D	*	12

*	Accounts receivable were less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	December 31,
	2017	2016	2015

United States	$944,052	$1,539,600	$1,381,152
Americas excluding United States	116,330	110,111	92,252
Europe, Middle East, and Africa	440,135	389,154	208,767
APAC	115,002	130,596	175,827
Total	$1,615,519	$2,169,461	$1,857,998

As of December 31, 2017 and 2016, long-lived assets, which represent property and equipment, located outside the United States were $30.0 million and $30.1 million, respectively.

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

13.    Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial information for each of the four quarters of 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2017(3)	September 30, 2017(2)	July 1, 2017	April 1, 2017(1)
Revenue	$570,756	$392,522	$353,299	$298,942
Gross profit	$248,597	$174,760	$149,245	$118,299
Net loss	$(45,470)	$(113,403)	$(58,240)	$(60,079)
Net loss per share attributable to common stockholders—basic	$(0.19)	$(0.48)	$(0.25)	$(0.27)
Net loss per share attributable to common stockholders—diluted	$(0.19)	$(0.48)	$(0.25)	$(0.27)

	Three Months Ended
	December 31, 2016	October 1, 2016	July 2, 2016	April 2, 2016
Revenue	$573,775	$503,802	$586,528	$505,356
Gross profit	$126,502	$240,658	$244,969	$233,755
Net income (loss)	$(146,273)	$26,120	$6,341	$11,035
Net income (loss) per share attributable to common stockholders—basic	$(0.65)	$0.12	$0.03	$0.05
Net income (loss) per share attributable to common stockholders—diluted	$(0.65)	$0.11	$0.03	$0.05

(1)
During the first quarter of 2017, the Company recorded restructuring expenses of $6.3 million. See Note 5. Balance Sheet Components for more information. In addition, the Company’s adoption of ASU 2016-09 on January 1, 2017 resulted in an increase to the provision for income taxes of $2.8 million. See Note 2. Significant Accounting Policies for more information.

(2)
During the third quarter of 2017, as a result of one of the Company’s customers filing for bankruptcy, the Company recorded a net charge of $9.0 million comprised of net bad debt expense of $7.6 million and net cost of revenue of $1.4 million. See Note 1. Customer Bankruptcy for more information. In addition, during the third quarter of 2017, the Company recorded a $111.4 million valuation allowance against a portion of its U.S. deferred taxes.

(3)
During the fourth quarter of 2017, as a result of the Tax Act, the Company recorded a provisional tax expense for the impact of the 2017 Tax Act of $45.5 million as a result of re-measurement of the federal portion of its deferred tax assets as of December 31, 2017 from 35% to the new 21% tax rate.

14.    Subsequent Events

On January 8, 2018, the plaintiffs in the federal and state class action cases in the securities litigation filed a motion for preliminary approval of a global settlement of all of the putative federal and state class actions for $33.3 million. On January 19, 2018, the court preliminary approved the settlement. The Company evaluated this subsequent development concluding that it provided additional evidence about a condition that existed as of December 31, 2017. The Company accrued the entire amount of this liability and recorded the $33.3 million settlement expense within general and administrative expenses in 2017 since it concluded that it was probable of payment and reasonably estimable. The Company maintains directors and officers liability insurance that covers the exposure related to the securities litigation. The Company recorded an insurance receivable based on an analysis of its insurance policies, including its exclusions, an assessment of the nature of the claim, and information from its insurance carriers. As of December 31, 2017, the Company has recorded an insurance receivable of $32.3 million, which is included in prepaid expenses and other current assets, associated with the amount it has concluded is probable related to the claim. The $32.3 million insurance receivable allowed the Company to recover the settlement expense, resulting in a net charge of $1.0 million in its consolidated statement of operations. The Company will continue to assess the probable amount of insurance proceeds expected to be received in future reporting periods until the final resolution, and make adjustments, if necessary, based on additional facts as they arise.

In February 2018, the Company acquired Twine Health, Inc., a privately-held company with a health coaching platform for cash consideration of $17.5 million. This acquisition is to be accounted for as a business combination. Management is currently evaluating the purchase price allocation for this transaction.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting, management determined that we did not maintain effective controls over the accuracy of the inputs in the sales order entry process. Specifically, we did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. This control deficiency did not result in a misstatement; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017, based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plans

We have identified and begun implementing a remediation plan to address the control deficiencies that led to the material weakness. Management’s plan to remediate this material weakness includes redesigning controls over the inputs of the sales order entry process, adding additional resources, and reassessing existing order entry controls and procedures.

The material weakness will not be considered remediated until the applicable measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

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

3.	Exhibits
See Exhibit Index following the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Registrant.	10-Q	001-37444	3.1	8/7/2015
3.2	Restated Bylaws of Registrant.	10-Q	001-37444	3.2	8/7/2015
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-203941	4.1	6/2/2015
4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated June 6, 2013.	S-1	333-203941	4.2	5/7/2015
4.3	Warrant to Purchase Stock by and between the Registrant and Granite Peak Technologies, LLC, dated July 10, 2017.	10-Q	001-37444	10.1	11/3/2017
10.1*	Form of Indemnification Agreement.	S-1	333-203941	10.1	5/7/2015
10.2*	Amended and Restated 2007 Stock Plan, as amended, and forms of award agreements.	S-1	333-203941	10.2	5/7/2015
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-203941	10.3	5/7/2015
10.4*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Equity Incentive Plan.	8-K	001-37444	10.1	2/9/2016
10.5*	2015 Employee Stock Purchase Plan.	S-1	333-203941	10.4	5/7/2015
10.6*	Offer Letter by and between the Registrant and William Zerella, dated April 24, 2014.	S-1	333-203941	10.5	5/7/2015
10.7*	Offer Letter by and between the Registrant and Andy Missan, dated March 15, 2013.	10-K	001-37444	10.8	2/29/2016
10.8*	Offer Letter by and between the Registrant and Jeff Devine, dated January 26, 2017.					X
10.9	Office Lease by and between the Registrant and 405 Howard, LLC, dated September 30, 2013.	S-1	333-203941	10.6	5/7/2015
10.10	Office Lease by and between the Registrant and GLL BIT Fremont Street Partners, L.P., dated June 26, 2015.	10-Q	001-37444	10.3	8/7/2015
10.11	Second Amended and Restated Credit Agreement, by and among Fitbit, Inc., the lenders party thereto and Silicon Valley Bank, as administrative agent, dated December 10, 2015.	8-K	001-37444	10.1	12/15/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	First Amendment to Second Amended and Restated Credit Agreement, by and among Fitbit, Inc., the lenders party thereto and Silicon Valley Bank, as administrative agent, dated May 3, 2017.	10-Q	001-37444	10.1	5/5/2017
10.13	Revolving Credit and Guaranty Agreement by and among Registrant, the Guarantors party thereto, the Lenders party thereto, Morgan Stanley Bank N.A., and Morgan Stanley Senior Funding, Inc., dated August 13, 2014.	S-1	333-203941	10.9	5/7/2015
10.14*	Form of Retention Agreement.	S-1/A	333-203941	10.10	5/21/2015
10.15*	Fitbit, Inc. Bonus Plan, as amended.					X
10.16*	Global Notice of Stock Option Grant and Global Stock Option Agreement under the 2015 Equity Incentive Plan.	10-Q	001-37444	10.3	5/6/2016
10.17†	Office Sublease, dated April 11, 2016, by and between the Registrant and Charles Schwab & Co., Inc..	10-Q	001-37444	10.1	8/4/2016
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney.					X
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer.					X
32.1◊	Section 1350 Certification of Chief Executive Officer.					X
32.2◊	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Schema Linkbase Document.					X
101.CAL	XBRL Calculation Linkbase Document.					X
101.DEF	XBRL Definition Linkbase Document.					X
101.LAB	XBRL Extension Label Linkbase Document.					X
101.PRE	XBRL Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.

†	Portions of this exhibit have been granted confidential treatment by the SEC.

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

March 1, 2018	FITBIT, INC.

	By:	/s/ James Park
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

Name	Title	Date

/s/ James Park	President, Chief Executive Officer, and Chairman	March 1, 2018
James Park	(Principal Executive Officer)

/s/ William Zerella	Chief Financial Officer	March 1, 2018
William Zerella	(Principal Financial and Accounting Officer)

/s/ Eric N. Friedman	Chief Technology Officer and Director	March 1, 2018
Eric N. Friedman

/s/ Laura J. Alber	Director	March 1, 2018
Laura J. Alber

/s/ Jonathan D. Callaghan	Director	March 1, 2018
Jonathan D. Callaghan

/s/ Glenda Flanagan	Director	March 1, 2018
Glenda Flanagan

/s/ Steven Murray	Director	March 1, 2018
Steven Murray

/s/ Christopher Paisley	Director	March 1, 2018
Christopher Paisley