Form 10-Q
period 2018-03-31
FITBIT INC
filed 2018-05-07
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 26, 2018, there were 210,007,130 shares of the registrant’s Class A common stock outstanding and 31,284,263 shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our smartwatches and their market acceptance and future potential;

•	our ability to develop new products and services, including recurring non-device revenue offerings, improve our existing products and services, or engage or expand our user base;

•	potential insurance recoveries;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	trends in revenue, costs of revenue and gross margin;

•	legal proceedings and the impact of such proceedings;

•	the impact of changes in tax law on our operating results;

•	the impact of our adoption of accounting pronouncements;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectations to derive the substantial majority of our revenue from sales of devices;

•	our expectations with respect to trends in our revenue, gross margin, research and development expenses, sales and marketing expenses, and general and administrative expenses;

•	our expectations with respect to shifts in advertising and marketing spend;

•	growing our sales of subscription-based services;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	releasing and shipping new products and services, and the timing thereof;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions, including potential changes in tariffs.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$378,360	$341,966
Marketable securities	279,994	337,334
Accounts receivable, net	214,355	406,019
Inventories	145,373	123,895
Income tax receivable	77,746	77,882
Prepaid expenses and other current assets	59,109	97,269
Total current assets	1,154,937	1,384,365
Property and equipment, net	104,530	104,908
Goodwill	60,929	51,036
Intangible assets, net	29,797	22,356
Deferred tax assets	4,158	3,990
Other assets	14,750	15,420
Total assets	$1,369,101	$1,582,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$132,910	$212,731
Accrued liabilities	382,384	452,137
Deferred revenue	31,272	35,504
Income taxes payable	755	928
Total current liabilities	547,321	701,300
Long-term deferred revenue	5,176	6,928
Other liabilities	54,345	49,884
Total liabilities	606,842	758,112
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	24	24
Additional paid-in capital	976,022	956,060
Accumulated other comprehensive income (loss)	329	(9)
Accumulated deficit	(214,116)	(132,112)
Total stockholders’ equity	762,259	823,963
Total liabilities and stockholders’ equity	$1,369,101	$1,582,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017

Revenue	$247,865	$298,942
Cost of revenue	133,742	180,643
Gross profit	114,123	118,299
Operating expenses:
Research and development	89,336	87,758
Sales and marketing	72,052	91,174
General and administrative	36,088	30,746
Total operating expenses	197,476	209,678
Operating loss	(83,353)	(91,379)
Interest income, net	1,350	1,096
Other income, net	517	533
Loss before income taxes	(81,486)	(89,750)
Income tax benefit	(609)	(29,671)
Net loss	$(80,877)	$(60,079)
Net loss per share:
Basic	$(0.34)	$(0.27)
Diluted	$(0.34)	$(0.27)
Shares used to compute net loss per share:
Basic	239,431	226,511
Diluted	239,431	226,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017

Net loss	$(80,877)	$(60,079)
Other comprehensive loss:
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $0 and $(202), respectively	664	(1,160)
Less: reclassification for realized net gains included in net income, net of tax expense (benefit) of $0 and $(38), respectively	—	217
Net change, net of tax	664	(943)

Change in foreign currency translation adjustment	—	(271)
Change in unrealized loss on available-for-sale investments, net of tax	(326)	76
Less reclassification for realized net gains	—	(9)
Net change, net of tax	(326)	67
Comprehensive loss	$(80,539)	$(61,226)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017

Cash Flows from Operating Activities
Net loss	$(80,877)	$(60,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for inventory obsolescence	6,337	3,997
Depreciation	10,456	9,140
Write-off of property and equipment	7,259	—
Amortization of intangible assets	1,748	1,377
Stock-based compensation	23,641	22,493
Deferred income taxes	(1,799)	(5,005)
Other	(275)	(183)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	191,982	282,917
Inventories	(27,307)	27,193
Prepaid expenses and other assets	39,610	(976)
Fitbit Force recall reserve	(132)	(295)
Accounts payable	(84,155)	(176,619)
Accrued liabilities and other liabilities	(70,147)	(52,173)
Deferred revenue	(6,010)	(3,000)
Income taxes payable	(173)	351
Net cash provided by operating activities	10,158	49,138
Cash Flows from Investing Activities
Purchase of property and equipment	(12,616)	(28,157)
Purchases of marketable securities	(141,404)	(129,661)
Sales of marketable securities	50,795	4,256
Maturities of marketable securities	148,041	178,028
Acquisition, net of cash acquired	(13,646)	—
Net cash provided by investing activities	31,170	24,466
Cash Flows from Financing Activities
Proceeds from issuance of common stock	992	2,581
Repayment of debt	(747)	—
Taxes paid related to net share settlement of restricted stock units	(5,179)	(3,127)
Net cash used in financing activities	(4,934)	(546)
Net increase in cash and cash equivalents	36,394	73,058
Effect of exchange rate on cash and cash equivalents	—	(99)
Cash and cash equivalents at beginning of period	341,966	301,320
Cash and cash equivalents at end of period	$378,360	$374,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 90 and 91 days in each of the three months ended March 31, 2018 and April 1, 2017, respectively.

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

Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K, except for the policies described below in relation to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), discussed below in the section titled “Accounting Pronouncements Recently Adopted.”

Revenue Recognition

The Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Products and Services

The Company derives substantially all of its revenue from sales of its wearable devices, which includes both connected health and fitness devices and accessories and smartwatches. The Company also generates a small portion of revenue from its subscription-based services. The Company considers delivery of its products to have occurred once controlled is transferred and delivery of services to have occurred as control is transferred. The Company recognizes revenue, net of estimated sales returns, sales incentives, discounts, and sales tax.

Arrangements with Multiple Performance Obligations

The Company enters into contracts that have multiple performance obligations that include hardware, software, and services. The first performance obligation is the hardware and firmware essential to the functionality of the connected health and fitness device or smartwatch delivered at the time of sale. The second performance obligation is the software services included with the products, which are provided free of charge and enable users to sync, view, and access real-time data on the Company’s

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

online dashboard and mobile apps. The third performance obligation is the embedded right included with the purchase of the device to receive, on a when-and-if-available basis, future unspecified firmware upgrades and features relating to the product’s essential firmware. In addition, the Company occasionally offers a fourth performance obligation in bundled arrangements that allows access to subscription-based services related to the Company’s Fitbit Coach offering.

The Company allocates revenue to all performance obligations based on their relative standalone selling prices (“SSP”). The Company’s process for determining its SSP considers multiple factors including consumer behaviors, the Company’s internal pricing model, and cost-plus margin and may vary depending upon the facts and circumstances related to each deliverable. SSP for the health and fitness devices and smartwatches reflect the Company’s best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprise the majority of the arrangement consideration. SSP for upgrade rights currently ranges from $1.00 to $3.00. SSP for the online dashboard and mobile apps is currently estimated at $0.99. SSP for access to Fitbit Coach subscription-based services is based on the price charged when sold separately.

Amounts allocated to the delivered wearable devices are recognized at the time of delivery, provided the other conditions for revenue recognition have been met. Amounts allocated to the online dashboard and mobile apps and unspecified upgrade rights are deferred and recognized on a straight-line basis over the estimated usage period.

The Company offers its users the ability to purchase subscription-based services, through which the users receive incremental features, including access to a digital personal trainer, in-depth analytics regarding the user’s personal metrics, or video-based customized workouts. Amounts paid for subscriptions are deferred and recognized ratably over the service period, which is typically one year. Revenue from subscription-based services was less than 1% of revenue for all periods presented.

In addition, the Company offers subscription-based software and services to certain customers in the corporate wellness program, which includes a real-time dashboard, and the ability to create corporate challenges. SSP for the corporate wellness subscription is determined based on the Company’s internal pricing model for anticipated renewals for existing customers and pricing for new customers. Revenue allocated to the corporate wellness subscription is deferred and recognized on a straight-line basis over the estimated access period of one year, which is the typical service period. Revenue for corporate wellness software and services was less than 1% of revenue for all periods presented.

The Company applies a practical expedient to expense costs to obtain a contract with a customer as incurred when the amortization period would be one year or less. The Company applies a practical expedient to not consider the effect of a significant financing component as it expects that the period between transfer of control and payment from customer to be one year or less.

The Company accounts for shipping and handling fees billed to customers as revenue. Sales taxes and value added taxes (“VAT”) collected from customers which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the consolidated balance sheets.

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

The Company estimates reserves for these policies and programs based on historical experience, and records the reserves as a reduction of revenue and an accrued liability. Through March 31, 2018, actual returns have primarily been open-box returns. In addition, through March 31, 2018, the Company has had limited price protection claims. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

to allow the Company to estimate expected future product returns. The Company reviews the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. The Company then applies the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, the Company also provides a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and records an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

Sales Incentives

The Company offers sales incentives through various programs, consisting primarily of cooperative advertising and marketing development fund programs. The Company records advertising and marketing development fund programs with customers as a reduction to revenue unless it receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the distinct benefit received, in which case the Company records it as a marketing expense. The Company recognizes a liability and reduces revenue for rebates or other incentives based on the estimated amount of rebates or credits that will be claimed by customers.

Refer to Note 10 for disaggregated revenue by geographic region, based on ship-to destinations.

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

During the three months ended March 31, 2018, the Company released $12.4 million in outstanding product return and rebate reserves related to Wynit, as it believes the possibility of future claims associated with these reserves is remote. This reserve release resulted in a $12.4 million increase in revenue during the three months ended March 31, 2018.

Non-Monetary Transaction

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash. The Company recorded the transaction based on the estimated fair value of the products exchanged. For the year ended December 31, 2016, the Company recorded $15.0 million of revenue and $7.0 million of associated cost of goods sold upon exchange of the products for advertising credits of $13.0 million and cash of $2.0 million. The $13.0 million of unused advertising credits remaining as of December 31, 2016 were recorded in prepaid expenses and other current assets, and other assets. Such credits are expected to be used over the contractual period of four years, and will be expensed as advertising services are received. During the three months ended March 31, 2018 and April 1, 2017, $0.1 million of credits were utilized in each of these periods. The Company’s prepaid and other assets related to unused advertising credits as of March 31, 2018 and December 31, 2017 were $12.1 million and $12.2 million, respectively.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. ASU 2016-02 will become effective for the Company on January 1, 2019, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. The Company anticipates that the adoption will have a material impact on its consolidated balance sheets, as it will now include a right of use asset and a lease liability for the obligation to make lease payments related to substantially all operating lease arrangements; however, the Company does not expect the adoption to have a material impact on its consolidated statements of operations.

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

Accounting Pronouncements Recently Adopted

In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company adopted ASU 2014-09 effective January 1, 2018, utilizing the modified retrospective transition method. Prior periods were not retrospectively adjusted. Upon adoption, the Company recognized an immaterial cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than historical guidance. The Company believes the new guidance is materially consistent with its historical revenue recognition policy. In addition, ASU 2014-09 requires the presentation of sales returns reserve as a current liability. The Company’s sales return reserve was $82.6 million as of March 31, 2018, presented within “Accrued liabilities” and was $109.9 million as of December 31, 2017, presented within “Accounts receivable, net.”

The impact to revenue, accounts receivable, deferred revenue, and accrued liabilities as a result of applying ASU 2014-09 for the three months ended or as of March 31, 2018 was as follows (in thousands):

	Under ASC 605	Impact	Under ASC 606

Revenue	$247,051	$814	$247,865
Accounts receivable, net	131,743	82,612	214,355
Deferred revenue	37,514	(1,066)	36,448
Accrued liabilities	299,521	82,863	382,384
Accumulated deficit	(213,302)	(814)	(214,116)

The impact to other financial statement line items was immaterial. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in our condensed consolidated statement of cash flows.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 provides guidance in a number of situation including, among others, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investees, and classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 became effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of ASU 2017-01 is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 became effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 became effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the hedge accounting rules to simplify the application of hedge accounting standard and better portray the economic results of risk management activities in the financial statements. The standard expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. ASU 2017-12 becomes effective for the Company on January 1, 2019 with early adoption permitted. The Company early adopted this new standard in the first quarter of 2018. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$169,430	$—	$—	$169,430
U.S. government agencies	—	74,922	—	74,922
Corporate debt securities	—	296,098	—	296,098
Derivative assets	—	833	—	833
Total	$169,430	$371,853	$—	$541,283
Liabilities:
Derivative liabilities	$—	$430	$—	$430
Stock warrant liability	—	—	164	164
Total	$—	$430	$164	$594

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$193,066	$—	$—	$193,066
U.S. government agencies	—	79,624	—	79,624
Corporate debt securities	—	291,582	—	291,582
Total	$193,066	$371,206	$—	$564,272
Liabilities:
Derivative liabilities	$—	$2,138	$—	$2,138
Stock warrant liability	—	—	208	208
Total	$—	$2,138	$208	$2,346

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

There were no Level 3 assets as of March 31, 2018 and December 31, 2017. There were Level 3 liabilities as of March 31, 2018 and December 31, 2017. There have been no transfers between fair value measurement levels during the three months ended March 31, 2018 and April 1, 2017.

In 2017, the Company acquired an equity ownership interest in a privately-held company in exchange for $6.0 million in cash. This investment is accounted for using the cost method of accounting since the Company is unable to exercise any significant influence. Upon adoption of ASU 2016-01 on January 1, 2018, the Company elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This investment has been recorded at historical cost, classified within “Other assets” on the Company’s consolidated balance sheet as of March 31, 2018 and December 31, 2017.

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

The following table sets forth cash, cash equivalents and marketable securities as of March 31, 2018 (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$117,904	$—	$—	$117,904	$117,904	$—
Money market funds	169,430	—	—	169,430	169,430	—
U.S. government agencies	75,075	—	(153)	74,922	—	74,922
Corporate debt securities	296,345	8	(255)	296,098	91,026	205,072
Total	$658,754	$8	$(408)	$658,354	$378,360	$279,994

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$115,028	$—	$—	$115,028	$115,028	$—
Money market funds	193,066	—	—	193,066	193,066	—
U.S. government agencies	79,722	1	(99)	79,624	6,595	73,029
Corporate debt securities	291,738	15	(171)	291,582	27,277	264,305
Total	$679,554	$16	$(270)	$679,300	$341,966	$337,334

The gross unrealized gains or losses on marketable securities as of March 31, 2018 and December 31, 2017 were not material. There were no available-for-sale investments as of March 31, 2018 and December 31, 2017 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	March 31, 2018	December 31, 2017

Due in one year	$251,177	$319,112
Due in one to two years	28,817	18,222
Total	$279,994	$337,334

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

The Company periodically assesses the effectiveness of its cash flow hedges. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. The Company records the gains or losses, net of tax, related to its cash flow hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income (loss) would immediately be reclassified to other income (expense), net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows. Prior to the

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

adoption of ASU 2017-12, the Company recorded the gains or losses related to the ineffective portion of its cash flow hedges, if any, immediately in other income (expense), net. For the period ended April 1, 2017, the ineffective portion of its cash flow hedges were $0.02 million.

The Company had outstanding contracts with a total notional amount of $138.7 million in cash flow hedges for forecasted revenue as of March 31, 2018, and no outstanding contracts that were designated in cash flow hedges for forecasted revenue as of December 31, 2017.

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

The Company had outstanding balance sheet hedges with a total notional amount of $92.0 million and $141.2 million as of March 31, 2018 and December 31, 2017, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Cash flow designated hedges	Prepaid expenses and other current assets	$811	$—	$—	$—
Cash flow designated hedges	Accrued liabilities	—	146	—	—
Hedges not designated	Prepaid expenses and other current assets	22	—	—	—
Hedges not designated	Accrued liabilities	—	284	—	2,138
Total fair value of derivative instruments		$833	$430	$—	$2,138

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statements of operations for the periods presented (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

		Three Months Ended
	Income Statement Location	March 31, 2018	April 1, 2017

Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI – effective portion		$664	$(958)
Gain reclassified from OCI into income – effective portion	Revenue	—	755
Loss reclassified from OCI into income – effective portion	Operating expenses	—	(965)
Gain recognized in income – ineffective portion	Other income, net	—	21
Gain recognized in income – excluded time value portion	Other income, net	—	183

Foreign exchange balance sheet hedges:
Loss recognized in income	Other income, net	(2,493)	(3,046)

As of March 31, 2018, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into revenue within the next 12 months.

Effect of Derivative Contracts on Condensed Consolidated Statements of Operations

The following table provides the location in the condensed consolidated statements of operations and amount of the recognized gains or losses to our derivative instruments designated as hedging instruments (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017

Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in revenue	$247,865	$298,942
Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in operating expenses	197,476	209,678
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from OCI into revenue	—	755
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from OCI into operating expenses	—	(965)

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of March 31, 2018 and December 31, 2017 (in thousands):

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
March 31, 2018	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$833	$—	$833	$430	$—	$403
Foreign exchange contracts liabilities	430	—	430	430	—	—

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$—	$—	$—	$—	$—	$—
Foreign exchange contracts liabilities	2,138	—	2,138	—	—	2,138

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

4.    Balance Sheet Components

Deferred Revenue

Deferred revenue consists of deferred shipments in transit for which control has not yet transferred, deferred software, or amounts allocated to mobile dashboard and on-line apps and unspecified upgrade rights, and deferred subscription-based services for which payments have been received by the customer prior to revenue recognition of these performance obligations. The deferred shipments performance obligation is anticipated to be recognized within the next quarter. The deferred software and deferred subscription-based services performance obligations are anticipated to be recognized over the useful life or service periods of twelve to seventeen months.

Changes in the total short-term and long-term deferred revenue balance were as follows (in thousands):

March 31, 2018

Beginning balances	42,432
Deferral of revenue	7,380
Recognition of deferred revenue	(13,364)
Ending balances	$36,448

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017

Beginning balances	$109,872	$98,851
Increases	26,073	41,626
Write-offs/Returns taken	(53,333)	(72,160)
Ending balances	$82,612	$68,317

Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

Components	5,006	3,825
Finished goods	140,367	120,070
Total inventories	$145,373	$123,895

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

POP displays, net	$12,767	$14,750
Prepaid marketing	9,103	6,074
Derivative assets	833	—
Prepaid expenses	14,070	24,204
Insurance receivable	900	37,300
Other	21,436	14,941
Total prepaid expenses and other current assets	$59,109	$97,269

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

Tooling and manufacturing equipment	$65,202	$66,854
Furniture and office equipment	22,327	20,942
Purchased and internally-developed software	18,957	18,112
Leasehold improvements	63,374	58,431
Total property and equipment	169,860	164,339
Less: Accumulated depreciation and amortization	(65,330)	(59,431)
Property and equipment, net	$104,530	$104,908

Total depreciation and amortization expense related to property and equipment, net was $10.5 million and $9.1 million for March 31, 2018 and April 1, 2017, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows (in thousands). The increase in the carrying amount of goodwill during the three months ended March 31, 2018 was attributable to an acquisition in February 2018. See Note 11 for additional information.

Goodwill

Balance at December 31, 2017	$51,036
Goodwill acquired	9,893
Balance at March 31, 2018	$60,929

The carrying amounts of the intangible assets as of March 31, 2018 and December 31, 2017 were as follows (in thousands, except useful life). The increase in the carrying amount of goodwill during the three months ended March 31, 2018 was attributable to an acquisition in February 2018. See Note 11 for additional information.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	March 31, 2018			December 31, 2017			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$35,988	$(10,394)	$25,594	$30,588	$(8,738)	$21,850	3.8
Customer relationships	3,918	(164)	3,754	—	—	—	6.9
Trademarks and other	1,150	(701)	449	1,278	(772)	506	0.8
Total intangible assets, net	$41,056	$(11,259)	$29,797	$31,866	$(9,510)	$22,356

Total amortization expense related to intangible assets was $1.7 million and $1.4 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after March 31, 2018 was as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2018	$5,602	$579	$6,181
2019	6,690	771	7,461
2020	5,910	588	6,498
2021	5,910	541	6,451
2022	1,236	541	1,777
Thereafter	246	1,183	1,429
Total finite-lived intangible assets, net	$25,594	$4,203	$29,797

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

Product warranty	$71,975	$87,882
Accrued revenue reserve from returns	82,612	—
Accrued manufacturing expense and freight	31,962	41,901
Accrued sales incentives	71,175	111,592
Accrued sales and marketing	21,741	44,401
Accrued research and development	5,276	8,983
Accrued co-op advertising and marketing development funds	21,688	30,408
Employee-related liabilities	18,204	33,266
Sales taxes and VAT payable	22,447	21,340
Inventory received but not billed	8,935	10,526
Accrued legal settlements and fees	8,365	36,693
Derivative liabilities	430	2,138
Other	17,574	23,007
Accrued liabilities	$382,384	$452,137

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended
	March 31, 2018	April 1, 2017

Beginning balances	$87,882	$99,923
Charged to cost of revenue	(2,481)	18,937
Changes related to pre-existing warranties	(3,402)	(2,440)
Settlement of claims	(10,024)	(25,961)
Ending balances	$71,975	$90,459

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

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total

Balance at December 31, 2017	$66	$—	$(75)	$(9)
Other comprehensive income (loss) before reclassifications	664	—	(326)	338
Amounts reclassified from AOCI	—	—	—	—
Other comprehensive income (loss)	664	—	(326)	338
Balance at March 31, 2018	$730	$—	$(401)	$329

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company was in compliance with the financial covenants under the Senior Facility as of March 31, 2018. As of March 31, 2018, the Company had no outstanding borrowings under the Senior Facility and had outstanding letters of credit totaling $36.9 million, issued to cover various security deposits on its facility leases.

Letters of Credit

As of March 31, 2018 and December 31, 2017, the Company had outstanding letters of credit of $36.9 million in each period issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

6.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2018 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases. Future minimum payments under the Company’s noncancelable lease agreements as of March 31, 2018 were as follow (in thousands):

Remaining 2018	$31,572
2019	46,786
2020	42,998
2021	41,384
2022	41,529
Thereafter	58,889
Total future minimum lease payments	$263,158

 Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $9.6 million and $9.2 million for the three months ended March 31, 2018 and April 1, 2017, respectively.

Purchase Commitments

The aggregate amount of open purchase orders as of March 31, 2018 and as of this filing was approximately $234.0 million and $419 million, respectively. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduces forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of March 31, 2018, $21.4 million was accrued for such liabilities to contract manufacturers.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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
On June 10, 2015, Jawbone and BodyMedia, Inc., a wholly-owned subsidiary of Jawbone (“BodyMedia”), filed a lawsuit against the Company in the U.S. District Court for the Northern District of California, alleging that the Company infringes certain U.S. patents. The complaint sought unspecified compensatory damages and attorneys’ fees from the Company and to permanently enjoin the Company from making, manufacturing, using, selling, importing, or offering the Company’s products for sale. The lawsuit was stayed pending resolution the investigation in the U.S. International Trade Commission (the “ITC”).

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

On September 3, 2015, the Company filed a lawsuit against Jawbone in the U.S. District Court for the District of Delaware, alleging that Jawbone’s activity trackers infringe certain U.S. patents. This case was transferred to the U.S. District Court for the Northern District of California. The trial was scheduled for July 13, 2020. On September 8, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the Northern District of California, asserting that Jawbone’s activity trackers infringe certain U.S. patents. No trial date was set. On October 29, 2015, the Company filed a complaint for patent infringement against Jawbone in the U.S. District Court for the District of Delaware, asserting that Jawbone’s activity trackers infringe certain U.S. patents. That case was also transferred to the U.S. District Court for the Northern District of California. No trial date was set.

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

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On January 31, 2017, plaintiffs filed a motion for class certification. Plaintiffs’ motion for class certification was granted on November 20, 2017. On April 20, 2017, the Company filed a motion for summary judgment. The Company’s motion for summary judgment

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

was denied on December 8, 2017. During the three months ended May 31, 2018, the parties have agreed to a settlement in principle, and are working on finalizing the terms and scope.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of California, alleging that the PurePulse® heart rate tracking technology does not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims, as well as violations of various states’ false advertising, unfair competition, and consumer protection statutes, and seek class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On April 15, 2016, the plaintiffs filed a Consolidated Master Class Action Complaint and, on May 19, 2016, filed an Amended Consolidated Master Class Action Complaint. On January 9, 2017, the Company filed a motion to compel arbitration. On October 11, 2017, the Court granted the motion to compel arbitration. Plaintiffs filed a motion for reconsideration, and that motion was denied on January 24, 2018.
On or around February 20, 2018, plaintiffs filed a Second Amended Consolidated Master Class Action Complaint (“SAC”) on behalf of plaintiff Rob Dunn, the only plaintiff not ordered to arbitration, as a purported class action. The SAC alleges the same common law claims, as well as violations of false advertising, unfair competition, and consumer protection statutes of California and Arizona, and also seeks class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On March 13, 2018, the Company filed a motion to dismiss for failure to state a claim and separately moved to strike plaintiffs’ class allegations as violating the class waiver in Fitbit’s Terms of Service. The hearing is scheduled for May 31, 2018.

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
On January 8, 2018, the plaintiffs in the federal and class action cases filed their motion for preliminary approval of settlement of the putative federal and state class actions for $33.3 million, which the Company accrued for as of December 31, 2017. On January 19, 2018, the court entered an order preliminarily approving the proposed settlement, and on April 20, 2018, the court approved the final settlement.
On November 11, 2016, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California derivatively on behalf of the Company naming as defendants certain of its officers and directors and as a nominal plaintiff the Company. The plaintiffs allege breach of fiduciary duty, unjust enrichment, section 14(a), and misappropriation based on the same

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

set of alleged facts in the federal and state securities class action litigation. On February 2, 2017, a second derivative lawsuit was filed in the U.S. District Court for the District of Delaware on the same allegations and also including claims for abuse of control, gross mismanagement, and waste. On June 27, 2017, another derivative law suit was filed in the U.S. District Court for the Northern District of California on the same allegations. The Courts have ordered a stay in all three cases.
On June 1, 2017 and June 9, 2017, two additional derivative lawsuits were filed in the Delaware Court of Chancery. Plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the IPO and/or the Secondary Offering. On August 3, 2017, another derivative lawsuit was filed in the Delaware Court of Chancery on the same allegations. There is temporary stay in all three cases. On March 15, 2018, the three derivative lawsuits were consolidated and a Second Amended Complaint was filed on the same allegations of the individual complaints, alleging the same claims, and seeking the same remedy. On April 26, 2017, the Company filed a motion to dismiss for failure to state a claim.
On October 31, 2017, a seventh derivative lawsuit was filed in the Superior Court of California, Country of San Francisco, on the same allegations. The Company has not yet been served in that case.
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
Immersion. On July 10, 2017, Immersion Corporation filed a lawsuit against the Company in the U.S. District Court for the Northern District of California, alleging that certain Fitbit devices infringe on U.S. Patent Nos. 8,059,105, 8,351,299, and 8,638,301. On October 5, 2017, the Company filed a motion to dismiss on grounds the patents are not eligible subject matter for patents. On March 5, 2018, the Court granted in part and denied in part, granting as to the ‘301 patent, but denying as to the other two patents.
On July 10, 2017, Immersion Corporation also filed a lawsuit against the Company in the Shanghai Intellectual Property Court, alleging infringement of three Immersion Chinese patents. In addition to Fitbit, Inc., Immersion named Runtong, one of the Company’s former distributors in China. On August 23, 2017, two additional defendants were added, Fitbit Shanghai and Rkylin, a current distributor in China. In December 2017, the Company filed petitions to invalidate the patents. The invalidation proceedings as to all three patents were instituted. Hearings on two of the patents were held on April 16, 2018 and April 26, 2018; the third is scheduled for May 30, 2018.
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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and RSUs granted under the 2007 Plan would remain subject to the terms of the 2007 Plan. As of March 31, 2018, 16.5 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

Stock Options

Stock option activity under the equity incentive plans was as follows:

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
	(in thousands)		(in thousands)
Balance—December 31, 2017	21,386	$3.01
Granted	—	—
Exercised	(565)	1.76
Forfeited or canceled	(134)	4.76
Balance—March 31, 2018	20,687	3.03	$50,820

Stock options vested and expected to vest—March 31, 2018	20,638	3.03	50,763
Stock options exercisable—March 31, 2018	17,145	$2.62	$47,238

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of March 31, 2018 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $5.10 as of March 31, 2018.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2017	19,188	$9.13
Granted	10,199	5.20
Vested	(2,624)	8.75
Forfeited or canceled	(1,119)	8.94
Unvested balance—March 31, 2018	25,644	$7.61

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

Warrant

On July 10, 2017, the Company issued a warrant to purchase 0.5 million shares of Class A common stock. The warrant is exercisable based on service and performance-based conditions and has an exercise price of $5.23 per share and a contractual term of ten years. As of March 31, 2018, 0.5 million warrants were outstanding.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017

Cost of revenue	$1,098	$18
Research and development	14,671	14,685
Sales and marketing	3,447	3,635
General and administrative	4,425	4,155
Total stock-based compensation expense	$23,641	$22,493

As of March 31, 2018, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $167.6 million, which the Company expects to recognize over an estimated weighted average period of 2.3 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three months ended March 31, 2018, the Company recorded a benefit for income taxes of $0.6 million, for an effective tax rate of 0.8%. The effective tax rate for the three months ended March 31, 2018, was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. deferred tax assets.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law and includes several key tax provisions that affected the Company, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of the carryback of net operating losses generated after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations, among others.

In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address U.S. GAAP application when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects by the 2017 Tax Act. For the three months ended March 31, 2018, no changes have been made to the provisional amounts previously recorded. The Company will complete its analysis within the measurement period in accordance with SAB 118.

For the three months ended April 1, 2017, the Company recorded a benefit for income taxes of $29.7 million for an effective tax rate of 33.1%. The effective tax rate for the three months ended April 1, 2017 was different than the statutory federal tax rate, primarily due to research and development credits, non-deductible stock-based compensation expense, unrecognized tax benefits, the foregone benefit of a permanent domestic production activities deduction in prior periods, and the mix of income between United States and foreign jurisdictions.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of March 31, 2018, the Company maintains a full valuation allowance against all its U.S. deferred tax assets. No valuation allowance has been recorded against the Company’s foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

As of March 31, 2018, the total amount of gross unrecognized tax benefits was $33.9 million, of which $25.3 million would affect the effective tax rate if recognized. The Company does not have any tax positions as of March 31, 2018 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

9.    Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	April 1, 2017
Numerator:
Net loss	$(80,877)	$(60,079)

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	239,431	226,511
Effect of dilutive securities	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	239,431	226,511
Net loss per share:
Basic	$(0.34)	$(0.27)
Diluted	$(0.34)	$(0.27)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended
	March 31, 2018	April 1, 2017

Stock options to purchase common stock	12,320	22,718
RSUs	12,762	11,143
Diluted impact of ESPP	104	233
Diluted common stock subject to vesting	—	129
Total	25,186	34,223

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017

B	11%	*
A	*	10%
F	*	10
* Represents less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017

B	21%	13%
C	*	17
E	*	11

* Represents less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017

United States	$139,496	$170,420
Americas excluding United States	16,100	19,968
Europe, Middle East, and Africa	64,538	87,772
APAC	27,731	20,782
Total	$247,865	$298,942

As of March 31, 2018 and December 31, 2017, long-lived assets, which represent property and equipment, located outside the United States were $32.4 million and $30.0 million, respectively.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

11.   Acquisitions

2018 Acquisition

In February 2018, the Company completed a purchase of Twine Health, Inc., a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $16.7 million, of which $5.4 million was allocated to developed technology intangible assets, $3.8 million to customer relationships intangible asset, $9.9 million to goodwill, $1.6 million to deferred tax liabilities, $0.2 million to deferred revenue and $0.6 million to net assumed liabilities. The allocation of the purchase price consideration is provisional and the Company will complete its analysis within the measurement period pursuant to Accounting Standards Codification Topic 805, with any adjustments being recorded to goodwill. Approximately $2.6 million of the consideration payable to Twine Health, Inc. was held as partial security for certain indemnification obligations, and will be held back for payment until August 2019. The acquisition is expected to extend the Company’s reach into healthcare and lay the foundation to expand its offerings to health plans, health systems and self-insured employers, while creating opportunities to increase subscription-based revenue. The amortization period of the acquired developed technology and customer relationships are approximately four and seven years, respectively. Goodwill is not deductible for tax purposes.

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

Overview

Our mission is to help people achieve positive health, wellness, and fitness outcomes by empowering them with intelligent insights, personalized guidance, and the motivation to reach their goals.

Fitbit is a technology company focused on delivering health solutions that impact health outcomes. The Fitbit platform combines wearable devices with software and services to give our users tools to help them reach their health and fitness goals, augmented by general purpose features that add further utility and drive user engagement. Our wearable devices, which include health and fitness trackers and smartwatches, enable our users to view data about their daily activity, exercise and sleep in real-time. Our software and services, which include an online dashboard and mobile app, provide our users with data analytics, motivational and social tools, and virtual coaching through customized fitness plans and interactive workouts. In addition, our software and services drive user engagement and can be leveraged to provide personalized insights. Together, our devices, services, and software have helped millions of users on their health and fitness journeys be more active, sleep better, eat smarter, and manage their weight. Fitbit appeals to a wide spectrum of consumers by addressing key health and fitness needs with advanced technology embedded in simple-to-use products and services.

We generate substantially all of our revenue from sales of our wearable devices which includes both connected health and fitness devices and smartwatches. We sell our products in over 47,000 retail stores and in 86 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering.

We started shipping the following products during the first quarter of 2018:

•Fitbit Versa is our second smartwatch, that offers a new dashboard that simplifies how users access their health and fitness data, and includes advanced health and fitness features like 24/7 heart rate tracking, onscreen workouts, automatic sleep stages tracking, on-device music, and approximately four days of battery life. We began shipping Fitbit Versa in March 2018.

The following are financial highlights for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Revenue	$247,865	$298,942
Net loss	$(80,877)	$(60,079)
Adjusted EBITDA	$(46,226)	$(52,303)
Devices sold	2,150	2,956

See the section titled “Key Business Metrics” for additional information regarding devices sold and adjusted EBITDA, including a reconciliation of adjusted EBITDA to net loss.

In February 2018, we completed a purchase of Twine Health, Inc., a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $16.7 million. This acquisition is expected to extend our reach into healthcare and lay the foundation to expand our offerings to health plans, health systems and self-insured employers, while creating opportunities to increase subscription-based revenue.

Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

Devices Sold

Devices sold represents the number of wearable devices that are sold during a period, net of expected returns. Devices sold does not include sales of accessories. Growth rates between devices sold and revenue are not necessarily correlated because our revenue is affected by other variables, such as the types of products sold during the period, the introduction of new product offerings with differing U.S. manufacturer’s suggested retail prices (“MSRPs”), and sales of accessories and premium services.

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement.  A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device.  In the three months ended March 31,

2018, 37.6% of Activations came from Repeat Users, with Re-Activated Users representing 48.8% of those Repeat Users. In the three months ended April 1, 2017, 36.2% of Activations came from Repeat Users, with Re-Activated Users representing 40.0% of those Repeat Users.

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

We define adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, litigation expense (credit) related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, interest income, net, and income tax benefit.

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

Adjusted EBITDA is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net loss, which is the nearest U.S. GAAP equivalent of adjusted EBITDA. For example, adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy. Accordingly, adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net loss	$(80,877)	$(60,079)
Stock-based compensation expense	23,641	21,765
Litigation expense (credit)	765	(114)
Restructuring	—	6,375
Depreciation and intangible assets amortization	12,204	10,517
Interest income, net	(1,350)	(1,096)
Income tax benefit	(609)	(29,671)
Adjusted EBITDA	$(46,226)	$(52,303)

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

The following table presents a reconciliation of net cash provided by operating activities to non-GAAP free cash flow (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net cash provided by operating activities	$10,158	$49,138
Purchase of property and equipment	(12,616)	(28,157)
Non-GAAP free cash flow	$(2,458)	$20,981
Net cash provided by investing activities	$31,170	$24,466
Net cash used in financing activities	$(4,934)	$(546)

Components of our Operating Results

Revenue

We generate substantially all of our revenue from the sale of our wearable devices, which includes both connected health and fitness devices and accessories and smartwatches. We also generate a small portion of our revenue from our subscription-based Fitbit Coach services and from our corporate wellness programs.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, write-downs of excess and obsolete inventory, amortization of developed technology intangible assets acquired, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

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

Sales and Marketing. Sales and marketing expenses represent a significant component of our operating expenses and consist primarily of advertising and marketing promotions of our products and services and personnel-related expenses, as well as sales incentives, trade show and event costs, sponsorship costs, consulting and contractor expenses, travel, point-of-purchase display expenses and related amortization, and allocated overhead costs.

General and Administrative. General and administrative expenses consist of personnel-related expenses for our finance, legal, human resources, and administrative personnel, as well as the costs of professional services, allocated overhead, information technology, bad debt expense, amortization of intangible assets acquired, and other administrative expenses.

Interest Income, Net

Interest income, net consists of interest expense associated with our debt financing arrangements, amortization of debt issuance costs, and interest income earned on our cash, cash equivalents, and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists of foreign currency gains and losses.

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

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$247,865	$298,942
Cost of revenue(1)	133,742	180,643
Gross profit	114,123	118,299
Operating expenses:
Research and development(1)	89,336	87,758
Sales and marketing(1)	72,052	91,174
General and administrative(1)	36,088	30,746
Total operating expenses	197,476	209,678
Operating loss	(83,353)	(91,379)
Interest income, net	1,350	1,096
Other income, net	517	533
Loss before income taxes	(81,486)	(89,750)
Income tax benefit	(609)	(29,671)
Net loss	$(80,877)	$(60,079)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$1,098	$18
Research and development	14,671	14,685
Sales and marketing	3,447	3,635
General and administrative	4,425	4,155
Total stock-based compensation expense	$23,641	$22,493

	Three Months Ended
	March 31, 2018	April 1, 2017
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	54	60
Gross profit	46	40
Operating expenses:
Research and development	36	29
Sales and marketing	29	31
General and administrative	15	10
Total operating expenses	80	70
Operating loss	(34)	(30)
Interest income, net	1	—
Other income, net	—	—
Loss before income taxes	(33)	(30)
Income tax benefit	—	(10)
Net loss	(33)%	(20)%

Revenue

	Three Months Ended		Change
(dollars in thousands)	March 31, 2018	April 1, 2017	$	%
Revenue	$247,865	$298,942	$(51,077)	(17)%

Revenue decreased $51.1 million, or 17%, from $298.9 million for the three months ended April 1, 2017 to $247.9 million for the three months ended March 31, 2018. A substantial majority of the decrease was due to a 27% decline in the number of devices sold, from 3.0 million in the three months ended April 1, 2017 to 2.2 million in the three months ended March 31, 2018. Smartwatches and connected health and fitness devices represented approximately 30% and 70% of our revenue for the three months ended March 31, 2018, respectively. We did not have any smartwatch revenue during the three months ended April 1, 2017. First quarter 2018 results continued to reflect lower demand for our connected health and fitness devices as consumers continued their migration to higher-end smartwatches, primarily in the United States and the U.K. The decrease was offset in part by a 16% increase in the average selling price of our devices, from $96 for the three months ended April 1, 2017 to $112 for the three months ended March 31, 2018, primarily due to sales of our recently introduced smartwatches, which have higher prices than our connected health and fitness devices. The decrease was also offset in part by $12.4 million in revenue from the release of outstanding product return and rebate reserves related to Wynit Distribution, LLC, or Wynit, a distributor who filed for bankruptcy protection in September 2017, as we believe the possibility of future claims associated with these reserves is remote. Revenue from new product introductions, or NPI, defined as new products shipped in the past 12 months, decreased by 67% to $83.6 million, or 34% of revenue, in the three months ended March 31, 2018, compared to the same period in the prior fiscal year. NPI revenue for the three months ended March 31, 2018 included Fitbit Ionic and Fitbit Versa, our new smartwatches, Fitbit Aria 2, and accessory Fitbit Flyer. Revenue from our direct channel, Fitbit.com, decreased by 18% to $31.0 million, or 12% of revenue, in the three months ended March 31, 2018, compared to the same period in the prior fiscal year.

U.S. revenue, based on ship-to destinations, decreased $30.9 million, or 18%, from $170.4 million for the three months ended April 1, 2017 to $139.5 million for the three months ended March 31, 2018. International revenue, based on ship-to destinations, decreased $20.2 million, or 16%, from $128.5 million for the three months ended April 1, 2017 to $108.4 million for the three months ended March 31, 2018, primarily due to decreases in revenue of 26% in the EMEA region, mainly driven by a 37% decline in the U.K., and 19% in the Americas excluding the United States region, offset in part by a 33% increase in the APAC region.

For the remainder of 2018, we expect revenue to decrease as compared to the full year 2017 as declines in connected health and fitness device revenue exceed growth from our recent smartwatch introductions.

Cost of Revenue

	Three Months Ended		Change
(dollars in thousands)	March 31, 2018	April 1, 2017	$	%
Cost of revenue	$133,742	$180,643	$(46,901)	(26)%
Gross profit	114,123	118,299	$(4,176)	(4)%
Gross margin	46%	40%

Cost of revenue decreased $46.9 million, or 26%, from $180.6 million for the three months ended April 1, 2017 to $133.7 million for the three months ended March 31, 2018. The decrease was primarily due to the 27% decline in the number of devices sold during the three months ended March 31, 2018, compared to the same period in the prior year. Gross margin increased to 46% for the three months ended March 31, 2018 from 40% for the three months ended April 1, 2017, primarily due to the decrease in warranty costs associated with certain legacy products, the utilization of previously reserved component materials, and the recognition of $12.4 million in revenue due to the release of outstanding product return and rebate reserves related to Wynit described above, offset in part by an increase in excess and obsolete write-downs for certain legacy products due to the continued decline in the demand for connected health and fitness devices and an increase in accelerated depreciation of manufacturing and tooling equipment.

For the remainder of 2018, we expect our gross margin to trend lower due to our product mix shift from connected health and fitness devices to smartwatches and the absence of the one-time benefit from the release of outstanding product return and rebate reserves related to Wynit described above.

Research and Development

	Three Months Ended		Change
(dollars in thousands)	March 31, 2018	April 1, 2017	$	%
Research and development	$89,336	$87,758	$1,578	2%

Research and development expenses increased $1.6 million, or 2%, from $87.8 million for the three months ended April 1, 2017 to $89.3 million for the three months ended March 31, 2018. The increase was primarily due to an increase of $2.1 million in consulting and contractor expenses and a $1.0 million increase in related travel expenses, offset in part by a $2.8 million decrease in personnel-related expenses despite a 5% increase in headcount mainly due to a shift of research and development personnel into lower-cost regions.

For the remainder of 2018, we expect our research and development expenses to remain relatively constant in absolute dollars and increase as a percentage of revenue as compared to the full year 2017.

Sales and Marketing

	Three Months Ended		Change
(dollars in thousands)	March 31, 2018	April 1, 2017	$	%
Sales and marketing	$72,052	$91,174	$(19,122)	(21)%

Sales and marketing expenses decreased $19.1 million, or 21%, from $91.2 million for the three months ended April 1, 2017 to $72.1 million for the three months ended March 31, 2018. The decrease was primarily due to a $16.0 million decrease in advertising and marketing expense related to the decline in our revenue and a $5.1 million decrease in customer service, consulting and contractor expenses, partially offset by a $1.1 million increase in allocated overhead related to information technology and facility costs.

For the remainder of 2018, we expect sales and marketing expenses to decrease in absolute dollars and decrease as a percentage of revenue as compared to the full year 2017.

General and Administrative

	Three Months Ended		Change
(dollars in thousands)	March 31, 2018	April 1, 2017	$	%
General and administrative	$36,088	$30,746	$5,342	17%

General and administrative expenses increased $5.3 million, or 17%, from $30.7 million for the three months ended April 1, 2017 to $36.1 million for the three months ended March 31, 2018. The increase was mainly due to a $5.0 million increase in legal fees and a $1.8 million increase in personnel-related expenses mainly due to an 8% increase in headcount, partially offset by a $0.3 million decrease in consulting and contractor expense.

For the remainder of 2018, we expect general and administrative expenses to decrease in absolute dollars and decrease as a percentage of revenue as compared to the full year 2017.

Interest and Other Income, Net

	Three Months Ended		Change
(dollars in thousands)	March 31, 2018	April 1, 2017	$	%
Interest income, net	$1,350	$1,096	$254	23%
Other income, net	517	533	$(16)	(3)%

Interest income, net increased $0.3 million, or 23%, from $1.1 million for the three months ended April 1, 2017 to $1.4 million for the three months ended March 31, 2018, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income, net decreased primarily due to a decrease in foreign currency gains.

Income Tax Expense

	Three Months Ended		Change
(dollars in thousands)	March 31, 2018	April 1, 2017	$	%
Income tax benefit	$(609)	$(29,671)	$29,062	(98)%
Effective tax rate	0.8%	33.1%

Income tax benefit decreased $29.1 million, from a benefit of $29.7 million for the three months ended April 1, 2017 to a benefit of $0.6 million for the three months ended March 31, 2018. Our effective tax rate was 0.8% and 33.1% for the three months ended March 31, 2018 and April 1, 2017, respectively. The decrease in our effective tax rate for the three months ended March 31, 2018 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and letters of credit under our credit facilities. As of March 31, 2018, we had cash and cash equivalents of $378.4 million and marketable securities of $280.0 million, approximately 85% of which is held on-shore by a U.S. legal entity.

Of our total cash, cash equivalents, and marketable securities, $101.3 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and based on our current plans we do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

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

We were in compliance with the financial covenants under the Senior Facility, as amended, as of March 31, 2018. As of March 31, 2018, we had no outstanding borrowings under the Senior Facility, as amended, and had outstanding letters of credit of $36.9 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net cash provided by (used in):
Operating activities	$10,158	$49,138
Investing activities	31,170	24,466
Financing activities	(4,934)	(546)
Net change in cash and cash equivalents	$36,394	$73,058

Cash Flows from Operating Activities

Net cash provided by operating activities of $10.2 million for the three months ended March 31, 2018 was primarily due to a decrease in net change in operating assets and liabilities of $43.7 million, which consisted of a decrease in account receivables due to the decline in sales and the shift in the presentation of sales returns reserve from within accounts receivable to within accrued liabilities upon adoption of ASU 2014-09 on January 1, 2018, and a decrease in prepaid expenses and other assets, offset in part by a decrease in accounts payables and a decrease in accrued liabilities as a result of lower operating activity during the current period, and an increase in inventory related to the launch of Fitbit Versa.

The net change in operating assets and liabilities was also impacted by non-cash adjustments of $47.4 million, primarily resulting from stock-based compensation expense of $23.6 million, depreciation and amortization expense of $12.2 million, and write-off of property and equipment of $7.3 million, and provision for inventory obsolescence of $6.3 million, partially offset by a net loss of $80.9 million. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 76 days as of December 31, 2017 to 61 days as of March 31, 2018 due to higher collections during the three months ended March 31, 2018 compared to the fourth quarter of 2017.

Cash Flows from Investing Activities

Net cash provided from investing activities for the three months ended March 31, 2018 of $31.2 million was primarily due to maturities and sales of marketable securities of $198.8 million, partially offset by purchases of marketable securities of $141.4 million, purchases of property and equipment of $12.6 million and the cash portion of an acquisition of $13.6 million, net of cash acquired.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 of $4.9 million was primarily due to $5.2 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans and $0.7 million repayment of debt, offset in part by $1.0 million of proceeds from exercise of stock options.

Contractual Obligations and Other Commitments

Future minimum payments under our operating leases as of March 31, 2018 were $263.2 million.

The aggregate amount of open purchase orders as of March 31, 2018 and as of this filing was approximately $234.0 million and $419 million, respectively. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of March 31, 2018, $21.4 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $25.6 million as of March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018, except for policies discussed in Note 1 of the notes to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of March 31, 2018, we had cash and cash equivalents of $378.4 million and marketable securities of $280.0 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had outstanding contracts with a total notional amount of $138.7 million in cash flow hedges for forecasted revenue transactions as of March 31, 2018. We had outstanding balance sheet hedges with a total notional amount of $92.0 million as of March 31, 2018. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which has not yet been fully remediated.

Notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plans. As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, management determined that we did not maintain effective controls over the accuracy of the inputs in the sales order entry process. Specifically, we did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. This control deficiency did not result in a misstatement for the year ended December 31, 2017; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness that had not been remediated as of March 31, 2018.

We have identified and begun implementing changes to our internal control over financial reporting to remediate the control deficiencies that led to the material weakness. We have made progress toward remediating the material weakness by:

•redesigning controls over the inputs of the sales order entry process, including the design of systematic checks and new reports to review inputs,
•adding additional resources, and
•enhancing existing order entry controls and procedures, including implementation of more robust review procedures for accuracy of sales orders.

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

The wearable device market is highly competitive, with companies offering a variety of products and services. Wearables can be broadly defined as connected health and fitness trackers, fitness watches, smartwatches and devices beyond the wrist. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. In terms of units sold, we have primarily operated in the connected health and fitness tracker segment of the wearables device market. The wearable device market has a multitude of participants, including specialized consumer electronics companies, such as Garmin, and traditional watch companies such as Fossil and Movado.

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

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. In terms of units sold, we have primarily operated in the connected health and fitness tracker segment of the wearables device market. However, consumer preference has increasingly shifted to the smartwatch segment of the wearables device market. Although we are building out our smartwatch offerings, consumers may ultimately decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices or away from these types of products and services altogether. Our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. If we do not anticipate such shifts in a timely manner, our reputation and business may be adversely affected.

Our newer products and services that have additional features or new product designs, such as Fitbit Ionic and Fitbit Versa, may also have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. In addition, although we intend to build out our recurring non-device revenue offerings, such as with a premium experience where features, insights and programs can be offered in paid membership model, it is possible that consumers may not be receptive to these new services. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our wearable devices, which could result in decreased sales of our products and services and a loss in market share. Accordingly, if we fail to anticipate and satisfy consumer preferences in a timely manner, or if it is perceived that our future products and services will not satisfy consumer preferences, our business may be adversely affected.

If we are unable to successfully develop, timely introduce, and effectively manage the introduction of new products and services or enhance existing products and services, our business may be adversely affected.

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. For example, in the first quarter of 2018, we started shipping Fitbit Versa, our second smartwatch and introduced Fitbit Ace, our activity tracker designed for kids ages 8 and older. In the first quarter of 2018, we also acquired Twine Health, Inc., a health coaching platform. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, timely and successful research and development, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

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

If revenues decline, we may be forced to reduce costs and may not be able to compete effectively. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services and enhancements of existing products and services, and could substantially increase our costs. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•the level of demand for our wearable devices and our ability to maintain or increase the size and engagement of our community of users;
•the timing and success of new product and service introductions by us and the transition from legacy products;
•the timing and success of new product and service introductions by our competitors or any other change in the competitive landscape of our market;
•the mix of products sold in a quarter;
•the continued market acceptance of, and the growth of the market for, wearable devices, and evolution of this market into smartwatches and other form factors;
•pricing pressure as a result of competition or otherwise;

•delays or disruptions in our supply, manufacturing, or distribution chain;
•errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs, or both;
•seasonal buying patterns of consumers;
•increases in levels of channel inventory resulting from sales to our retailers and distributors in anticipation of future demand;
•increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•impact of sales and marketing efforts and promotions by competitors, which are difficult to predict;
•insolvency, credit, or other difficulties faced by our distributors and retailers, affecting their ability to purchase or pay for our products;
•insolvency, credit, or other difficulties confronting our suppliers, contract manufacturers, or logistics providers leading to disruptions in our supply or distribution chain;
•levels of product returns, stock rotation, and price protection rights;
•levels of warranty claims or estimated costs of warranty claims;
•adverse litigation judgments, settlements, or other litigation-related costs;
•changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, consumer product safety, advertising, and taxes;
•product recalls, regulatory proceedings, or other adverse publicity about our products;
•fluctuations in foreign exchange rates;
•costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and
•general economic conditions in either domestic or international markets, including potential changes in tariffs.
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

Our success also depends on our ability to manage our operating expenses effectively. Our employee headcount and the scope and complexity of our business have increased significantly during recent years and we had 1,801 employees as of March 31, 2018. We have incurred significant net losses of $80.9 million in the three months ended March 31, 2018 and $277.2 million and $102.8 million in 2017 and 2016, respectively.

In addition, we are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $89.3 million and $87.8 million, for March 31, 2018 and April 1, 2017, respectively.

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

If our continued investments do not result in future revenue as expected, we may incur greater than expected losses and our liquidity position may be materially adversely affected.

Conversely, in the future, we may again need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, implement additional restructurings and workforce reductions or downsize our facilities for our reduced workforce. Any such actions may result in the recording of special charges including inventory-related write-offs, workforce reductions, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges.

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

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, in recent quarters, our revenue growth has declined, and our historical growth should not be considered as indicative of our future performance. Although our annual revenue in 2016 was up 17% compared to 2015, our annual revenue in 2017 declined 26% compared to 2016, and our revenue in the three months ended March 31, 2018 declined 17% compared to the three months ended April 1, 2017. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.

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

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $80.9 million in the three months ended March 31, 2018 and a net of $277.2 million in 2017. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses.

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

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as promotional activities, to acquire new users and we expect to continue to spend significant amounts marketing our products and services to acquire new users and increase awareness of our products and services. In 2017 and the three months ended March 31, 2018, advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $226.3 million and $24.0 million, respectively, representing approximately 14% and 10% of our revenue, respectively. Co-op advertising costs were $45.0 million and $8.6 million for 2017 and the three months ended March 31, 2018, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. Particularly during the holiday season, there is significant competition for holiday spending; if competitors or other products offer more compelling promotions or products, we may not realize our expected sales or recover our advertising and promotional spend. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for new product introductions. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

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

We have limited control over our suppliers, contract manufacturers, and logistics providers, including aspects of their specific manufacturing processes and their labor, environmental, or other practices, which subjects us to significant risks, including the following:

•inability to satisfy demand for our products;
•reduced control over delivery timing and product reliability;
•reduced ability to oversee the manufacturing process and components used in our products;
•reduced ability to monitor compliance with our product manufacturing specifications;
•price increases;
•insolvency, credit problems, or other financial difficulties confronting our suppliers, contract manufacturers, or logistic providers;
•difficulties in establishing additional or alternative contract manufacturing relationships if we experience difficulties with our existing suppliers, contract manufacturers or logistic providers;
•shortages of materials or components;
•misappropriation of our intellectual property;
•suppliers, contract manufacturers, and logistics providers may choose to limit or terminate their relationship with us;
•exposure to natural catastrophes, political unrest, terrorism, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•changes in local economic conditions in countries where our suppliers, contract manufacturers, or logistics providers are located;
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds; and
•insufficient warranties and indemnities on components supplied to our contract manufacturers.

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

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, new product introductions, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, warranty claims, and changes in consumer demand. Costs for the components used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, and other factors that are generally unpredictable and beyond our control. Any change to pricing and costs could have an adverse effect on, among other things, our average selling price, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, or if our sales volume declines and we are not able to reduce our costs, our operating results and financial condition may be harmed.

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

In 2017 and the three months ended March 31, 2018, our five largest retailers and distributors accounted for approximately 43% and 30%, respectively, of our revenue. Of these retailers and distributors, Amazon.com accounted for approximately 13% of our revenue for 2017 and Best Buy Co., Inc. accounted for approximately 11% of our revenue for the three months ended March 31, 2018. No other retailers or distributors accounted for 10% or more of our revenue during these periods. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. For example, Wynit, historically our largest customer at the time, filed for bankruptcy protection in September 2017. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

Our revenue and operating results are affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue and operating income, reflecting our historical strength in sales during the holiday season. We generated approximately 35%, 26% and 38% of our full year revenue during the fourth quarters of 2017, 2016 and 2015, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results, as was the case in the fourth quarter of 2016. In addition, although we expect to achieve cash flow breakeven in 2018, we expect to incur net cash outflows in the second and third quarters of 2018, and positive cash flow in the fourth quarter of 2018.  Any shortfall in revenue, particularly in the fourth quarter of 2018, would negatively affect our ability to achieve cash flow breakeven in 2018, and may adversely affect our liquidity. We may also experience excess inventory levels or a shortage of products available for sale if we fail to accurately forecast consumer demand for the holiday season.

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

Our failure to comply with U.S. and foreign laws related to privacy, data security, and data protection, such as the European Union’s new General Data Protection Regulation, which has broad scope, raised standards, and substantial penalties, and requires an adequate legal mechanism for the transfer of personal data outside of Europe, could adversely affect our financial condition, operating results, and our brand.

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

Certain privacy laws and regulations also apply to the collection of personal information from children, including the Children’s Online Privacy Protection Act, or COPPA, and GDPR. In the first quarter of 2018, we introduced Fitbit Ace, our first activity tracker designed for kids ages 8 and up and Fitbit family accounts. If these products no not comply with any applicable laws or regulations, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Companies and individuals may also be subject to criminal prosecution for trade secret theft under 18 U.S.C. section 1832. As we face increasing competition, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we had been involved in litigation with Jawbone and under a related federal criminal investigation concerning alleged theft of Jawbone’s trade secrets, which is described in Note 6, “Commitments and Contingencies” in the notes to our consolidated financial statements.

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

Our activation metric is only an indicator of potential repeat behavior. Therefore, you should not rely on the activation metric as a guarantee of repeat purchasing behavior.

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

See the sections titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics-Activations” in this Periodic Report on Form 10-Q for additional information.

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

We have entered into many international markets in a relatively short time and may enter into additional markets in the future. Outside of the United States, we currently have operations in Australia and a number of countries in Asia and Europe. There are significant costs and risks inherent in conducting business in international markets, including:

•establishing and maintaining effective controls at foreign locations and the associated increased costs;
•adapting our technologies, products, and services to non-U.S. consumers’ preferences and customs;
•variations in margins by geography;
•increased competition from local providers of similar products;
•longer sales or collection cycles in some countries;
•compliance with foreign laws and regulations;
•compliance with the laws of numerous taxing jurisdictions where we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to U.S. and foreign tax laws as they relate to our international operations;
•compliance with anti-bribery laws, such as the FCPA and the U.K. Bribery Act, by us, our employees, and our business partners;
•complexity and other risks associated with current and future foreign legal requirements, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the E.U. General Data Protection Regulation, and any applicable privacy and data protection laws in foreign jurisdictions where we currently conduct business or intend to conduct business in the future;
•currency exchange rate fluctuations and related effects on our operating results;
•economic and political instability in some countries, particularly those in China where we have expanded;
•the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad;
•tariffs and customs duties and the classification of our products by applicable governmental bodies; and
•other costs of doing business internationally.

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

In December 2015, we amended and restated our existing revolving credit facility and revolving credit and guarantee agreement into one senior credit facility. We further amended this agreement in May 2017. Our credit agreement restricts our ability to, among other things:

•use our accounts receivable, inventory, trademarks, and most of our other assets as security in other borrowings or transactions;
•incur additional indebtedness;
•sell certain assets;
•guarantee certain obligations of third parties;
•declare dividends or make certain distributions; and
•undergo a merger or consolidation or other transactions.

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

Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, changes in interest rates, or other factors. As a result, the value and liquidity of our cash, cash equivalents, and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents, and marketable securities, future fluctuations in their value could result in a significant realized loss, which could materially adversely affect our financial condition and operating results.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $4.67 to $51.90 through March 31, 2018. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

The market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•overall performance of the equity markets;
•actual or anticipated fluctuations in our revenue and other operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•negative publicity related to problems in our manufacturing or the real or perceived quality of our products, as well as the failure to timely launch new products that gain market acceptance;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation, which is described in Note 6, “Commitments and Contingencies” in the notes to our consolidated financial statements. This or any future securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

As of March 31, 2018, there were 241.0 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of March 31, 2018, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.7 million shares of Class A common stock and 19.0 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of March 31, 2018 that may be settled for 25.6 million shares of Class A common stock and 0.1 million shares of Class B common stock. As of March 31, 2018, all of the shares issuable upon the exercise of stock options or settlement of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, and certain other holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

•provide that our board of directors will be classified into three classes of directors with staggered three-year terms at such time as the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of our common stock;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the chairman of our board of directors, our chief executive officer, or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

None.

Item 6. Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Form of Global Notice of Performance Restricted Stock Unit Award and Global Performance Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan.	8-K	001-37444	10.1	3/26/2018
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

FITBIT, INC.

Date:	May 4, 2018	/s/ WILLIAM ZERELLA
William Zerella
Chief Financial Officer (Principal Financial and Accounting Officer)