Form 10-Q
period 2018-06-30
FITBIT INC
filed 2018-08-06
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of July 26, 2018, there were 214,090,259 shares of the registrant’s Class A common stock outstanding and 31,281,638 shares of the registrant’s Class B common stock outstanding.

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

•
trends in our revenue, cost of revenue, gross margin, operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our smartwatches and their market acceptance and future potential;

•	our ability to develop and introduce new products and services, including recurring non-device revenue offerings, improve our existing products and services, or engage or expand our user base;

•	the impact of tariffs or other restrictions placed on our products imported into the United States from China;

•	potential insurance recoveries;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	trends in our quarterly operating results and other operating metrics;

•	legal proceedings and the impact of such proceedings;

•	the impact of changes in tax law on our operating results;

•	the impact of our adoption of accounting pronouncements;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectations to derive the substantial majority of our revenue from sales of devices;

•	our expectations with respect to shifts in advertising and marketing spend;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions, including potential changes in tariffs.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$328,116	$341,966
Marketable securities	252,347	337,334
Accounts receivable, net	242,038	406,019
Inventories	140,430	123,895
Income tax receivable	78,385	77,882
Prepaid expenses and other current assets	63,227	97,269
Total current assets	1,104,543	1,384,365
Property and equipment, net	110,185	104,908
Goodwill	61,058	51,036
Intangible assets, net	27,740	22,356
Deferred tax assets	3,528	3,990
Other assets	16,147	15,420
Total assets	$1,323,201	$1,582,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$155,970	$212,731
Accrued liabilities	377,058	452,137
Deferred revenue	28,116	35,504
Income taxes payable	22,729	928
Total current liabilities	583,873	701,300
Long-term deferred revenue	4,719	6,928
Other liabilities	55,650	49,884
Total liabilities	644,242	758,112
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	25	24
Additional paid-in capital	1,006,639	956,060
Accumulated other comprehensive income (loss)	4,679	(9)
Accumulated deficit	(332,384)	(132,112)
Total stockholders’ equity	678,959	823,963
Total liabilities and stockholders’ equity	$1,323,201	$1,582,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Revenue	$299,344	$353,299	$547,209	$652,241
Cost of revenue	180,329	204,054	314,071	384,697
Gross profit	119,015	149,245	233,138	267,544
Operating expenses:
Research and development	87,047	80,543	176,383	168,301
Sales and marketing	100,845	100,732	172,897	191,906
General and administrative	30,211	31,379	66,299	62,125
Total operating expenses	218,103	212,654	415,579	422,332
Operating loss	(99,088)	(63,409)	(182,441)	(154,788)
Interest income, net	2,177	193	3,527	1,289
Other income, net	2,258	303	2,775	836
Loss before income taxes	(94,653)	(62,913)	(176,139)	(152,663)
Income tax expense (benefit)	23,615	(4,673)	23,006	(34,344)
Net loss	$(118,268)	$(58,240)	$(199,145)	$(118,319)
Net loss per share:
Basic	$(0.49)	$(0.25)	$(0.83)	$(0.52)
Diluted	$(0.49)	$(0.25)	$(0.83)	$(0.52)
Shares used to compute net loss per share:
Basic	242,898	230,322	241,227	228,788
Diluted	242,898	230,322	241,227	228,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net loss	$(118,268)	$(58,240)	$(199,145)	$(118,319)
Other comprehensive loss:
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $(666), $404, $(666) and $202, respectively	5,248	(12,629)	5,912	(13,789)
Less: reclassification for realized net gains included in net loss, net of tax expense (benefit) of $130, $(46), $130 and $(8), respectively	(1,028)	1,430	(1,028)	1,647
Net change, net of tax	4,220	(11,199)	4,884	(12,142)

Change in foreign currency translation adjustment	—	585	—	314
Change in unrealized loss on available-for-sale investments, net of tax	118	9	(208)	85
Less reclassification for realized net gains	12	(3)	12	(12)
Net change, net of tax	130	6	(196)	73
Comprehensive loss	$(113,918)	$(68,848)	$(194,457)	$(130,074)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017

Cash Flows from Operating Activities
Net loss	$(199,145)	$(118,319)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for inventory obsolescence	8,014	8,409
Depreciation	23,572	19,199
Write-off of property and equipment	7,485	5,250
Amortization of intangible assets	3,805	2,753
Stock-based compensation	49,498	44,459
Deferred income taxes	(1,299)	16,137
Other	(419)	1,428
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	164,195	261,165
Inventories	(24,217)	81,486
Prepaid expenses and other assets	37,624	(50,324)
Fitbit Force recall reserve	(291)	(500)
Accounts payable	(64,184)	(216,959)
Accrued liabilities and other liabilities	(74,033)	(43,963)
Deferred revenue	(9,623)	(5,477)
Income taxes payable	21,801	(1,516)
Net cash (used in) provided by operating activities	(57,217)	3,228
Cash Flows from Investing Activities
Purchase of property and equipment	(28,524)	(39,817)
Purchases of marketable securities	(224,812)	(317,678)
Sales of marketable securities	73,770	13,806
Maturities of marketable securities	236,575	351,144
Acquisition, net of cash acquired	(13,646)	—
Net cash provided by investing activities	43,363	7,455
Cash Flows from Financing Activities
Repayment of debt	(747)	—
Proceeds from issuance of common stock	10,738	11,407
Taxes paid related to net share settlement of restricted stock units	(9,987)	(5,234)
Net cash provided by financing activities	4	6,173
Net (decrease) increase in cash and cash equivalents	(13,850)	16,856
Effect of exchange rate on cash and cash equivalents	—	532
Cash and cash equivalents at beginning of period	341,966	301,320
Cash and cash equivalents at end of period	$328,116	$318,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 91 days in each of the three months ended June 30, 2018 and July 1, 2017, and 181 and 182 days in the six months ended June 30, 2018 and July 1, 2017, respectively.

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

Products and Services

The Company derives substantially all of its revenue from sales of its wearable devices, which includes both connected health and fitness devices and accessories and smartwatches. The Company also generates a small portion of revenue from its subscription-based services. The Company considers delivery of its products to have occurred once control has transferred and delivery of services to have occurred as control is transferred. The Company recognizes revenue, net of estimated sales returns, sales incentives, discounts, and sales tax.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company estimates reserves for these policies and programs based on historical experience, and records the reserves as a reduction of revenue and an accrued liability. Through June 30, 2018, actual returns have primarily been open-box returns. In addition, through June 30, 2018, the Company has had limited price protection claims. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through,

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow the Company to estimate expected future product returns. The Company reviews the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. The Company then applies the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, the Company also provides a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and records an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

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

During the six months ended June 30, 2018, the Company released $12.4 million in outstanding product return and rebate reserves related to Wynit, as it believed the possibility of future claims associated with these reserves was remote. This reserve release resulted in a $12.4 million increase in revenue during the six months ended June 30, 2018.

Non-Monetary Transaction

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash. The Company recorded the transaction based on the estimated fair value of the products exchanged. For the year ended December 31, 2016, the Company recorded $15.0 million of revenue and $7.0 million of associated cost of goods sold upon exchange of the products for advertising credits of $13.0 million and cash of $2.0 million. The $13.0 million of unused advertising credits remaining as of December 31, 2016 were recorded in prepaid expenses and other current assets, and other assets. Such credits are expected to be used over the contractual period of four years, and will be expensed as advertising services are received. During the three months ended June 30, 2018 and July 1, 2017, $1.0 million and $0.2 million, respectively, and during the six months ended June 30, 2018 and July 1, 2017, $1.1 million and $0.3 million, respectively, of credits were utilized in each of these periods. The Company’s prepaid and other assets related to unused advertising credits as of June 30, 2018 and December 31, 2017 were $11.1 million and $12.2 million, respectively.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for the Company on January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The Company adopted ASU 2014-09 effective January 1, 2018, utilizing the modified retrospective transition method. Prior periods were not retrospectively adjusted. Upon adoption, the Company recognized an immaterial cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than historical guidance. The Company believes the new guidance is materially consistent with its historical revenue recognition policy. In addition, ASU 2014-09 requires the presentation of sales returns reserve as a current liability. The Company’s sales return reserve was $75.0 million as of June 30, 2018, presented within “Accrued liabilities” and was $109.9 million as of December 31, 2017, presented within “Accounts receivable, net.”

The impact to revenue, accounts receivable, deferred revenue, and accrued liabilities as a result of applying ASU 2014-09 for the six months ended or as of June 30, 2018 was as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 605	Impact	Under ASC 606	Under ASC 605	Impact	Under ASC 606

Revenue	$298,783	$561	$299,344	$545,834	$1,375	$547,209
Accounts receivable, net	167,042	74,996	242,038	167,042	74,996	242,038
Deferred revenue	33,789	(954)	32,835	33,789	(954)	32,835
Accrued liabilities	302,734	74,324	377,058	302,734	74,324	377,058
Accumulated deficit	(332,945)	561	(332,384)	(333,759)	1,375	(332,384)

The impact to other financial statement line items was immaterial. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in the Company’s condensed consolidated statement of cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 provides guidance in a number of situations including, among others, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investees, and classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 became effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$153,241	$—	$—	$153,241
U.S. government agencies	—	74,897	—	74,897
Corporate debt securities	—	217,806	—	217,806
Derivative assets	—	5,464	—	5,464
Total	$153,241	$298,167	$—	$451,408
Liabilities:
Derivative liabilities	$—	$736	$—	$736
Stock warrant liability	—	—	486	486
Total	$—	$736	$486	$1,222

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$193,066	$—	$—	$193,066
U.S. government agencies	—	79,624	—	79,624
Corporate debt securities	—	291,582	—	291,582
Total	$193,066	$371,206	$—	$564,272
Liabilities:
Derivative liabilities	$—	$2,138	$—	$2,138
Stock warrant liability	—	—	208	208
Total	$—	$2,138	$208	$2,346

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

There were no Level 3 assets as of June 30, 2018 and December 31, 2017. There were Level 3 liabilities as of June 30, 2018 and December 31, 2017. There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2018 and July 1, 2017.

In 2017, the Company acquired an equity ownership interest in a privately-held company in exchange for $6.0 million in cash. This investment is accounted for using the cost method of accounting since the Company is unable to exercise any significant influence. Upon adoption of ASU 2016-01 on January 1, 2018, the Company elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This investment has been recorded at historical cost, classified within “Other assets” on the Company’s consolidated balance sheet as of June 30, 2018 and December 31, 2017.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The following table sets forth cash, cash equivalents and marketable securities as of June 30, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$134,519	$—	$—	$134,519	$134,519	$—
Money market funds	153,241	—	—	153,241	153,241	—
U.S. government agencies	75,032	—	(135)	74,897	10,376	64,521
Corporate debt securities	217,942	4	(140)	217,806	29,980	187,826
Total	$580,734	$4	$(275)	$580,463	$328,116	$252,347

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$115,028	$—	$—	$115,028	$115,028	$—
Money market funds	193,066	—	—	193,066	193,066	—
U.S. government agencies	79,722	1	(99)	79,624	6,595	73,029
Corporate debt securities	291,738	15	(171)	291,582	27,277	264,305
Total	$679,554	$16	$(270)	$679,300	$341,966	$337,334

The gross unrealized gains or losses on marketable securities as of June 30, 2018 and December 31, 2017 were not material. There were no available-for-sale investments as of June 30, 2018 and December 31, 2017 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	June 30, 2018	December 31, 2017

Due in one year	$252,347	$319,112
Due in one to two years	—	18,222
Total	$252,347	$337,334

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company periodically assesses the effectiveness of its cash flow hedges. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. The Company records the gains or losses, net of tax, related to its cash flow hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income (loss) would immediately be reclassified to other income (expense), net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows. Prior to the adoption of ASU 2017-12, the Company recorded the gains or losses related to the ineffective portion of its cash flow hedges, if any, immediately in other income (expense), net. For the period ended July 1, 2017, the ineffective portion of its cash flow hedges were not material.

The Company had outstanding contracts with a total notional amount of $99.7 million in cash flow hedges for forecasted revenue as of June 30, 2018, and no outstanding contracts that were designated in cash flow hedges for forecasted revenue as of December 31, 2017.

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

The Company had outstanding balance sheet hedges with a total notional amount of $110.5 million and $141.2 million as of June 30, 2018 and December 31, 2017, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Cash flow designated hedges	Prepaid expenses and other current assets	$5,420	$—	$—	$—
Cash flow designated hedges	Accrued liabilities	—	—	—	—
Hedges not designated	Prepaid expenses and other current assets	44	—	—	—
Hedges not designated	Accrued liabilities	—	736	—	2,138
Total fair value of derivative instruments		$5,464	$736	$—	$2,138

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI – effective portion		$5,914	$(13,029)	$6,578	$(13,987)
Gain (loss) reclassified from OCI into income – effective portion	Revenue	1,157	(1,035)	1,157	(280)
Loss reclassified from OCI into income – effective portion	Operating expenses	—	(440)	—	(1,405)
Gain recognized in income – ineffective portion	Other income, net	—	—	—	21
Gain recognized in income – excluded time value portion	Other income, net	—	660	—	843
Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income, net	4,793	(3,547)	2,299	(6,776)

As of June 30, 2018, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into revenue within the next 12 months.

Effect of Derivative Contracts on Condensed Consolidated Statements of Operations

The following table provides the location in the condensed consolidated statements of operations and amount of the recognized gains or losses to the Company’s derivative instruments designated as hedging instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in revenue	$299,344	$353,299	$547,209	$652,241
Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in operating expenses	218,103	212,654	415,579	422,332
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from OCI into revenue	1,157	(1,035)	1,157	(280)
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from OCI into operating expenses	—	(440)	—	(1,405)

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of June 30, 2018 and December 31, 2017 (in thousands):

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
June 30, 2018	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$5,464	$—	$5,464	$736	$—	$4,728
Foreign exchange contracts liabilities	736	—	736	736	—	—

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$—	$—	$—	$—	$—	$—
Foreign exchange contracts liabilities	2,138	—	2,138	—	—	2,138

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

Changes in the total short-term and long-term deferred revenue balance were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Beginning balances	$36,448	$42,432
Deferral of revenue	8,328	15,708
Recognition of deferred revenue	(11,941)	(25,305)
Ending balances	$32,835	$32,835

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Beginning balances	$82,612	$68,317	$109,872	$98,851
Increases	36,929	48,285	63,001	89,911
Write-offs/Returns taken	(44,545)	(65,082)	(97,877)	(137,242)
Ending balances	$74,996	$51,520	$74,996	$51,520

Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Components	11,687	3,825
Finished goods	128,743	120,070
Total inventories	$140,430	$123,895

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

POP displays, net	$10,345	$14,750
Prepaid marketing	2,768	6,074
Derivative assets	5,464	—
Prepaid expenses	14,482	24,204
Insurance receivable	—	37,300
Other	30,168	14,941
Total prepaid expenses and other current assets	$63,227	$97,269

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Tooling and manufacturing equipment	$76,119	$66,854
Furniture and office equipment	22,509	20,942
Purchased and internally-developed software	20,346	18,112
Leasehold improvements	63,787	58,431
Total property and equipment	182,761	164,339
Less: Accumulated depreciation and amortization	(72,576)	(59,431)
Property and equipment, net	$110,185	$104,908

Total depreciation and amortization expense related to property and equipment, net was $13.1 million and $10.1 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $23.6 million and $19.2 million for the six months ended June 30, 2018 and July 1, 2017, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill

Balance at December 31, 2017	$51,036
Goodwill acquired	10,022
Balance at June 30, 2018	$61,058

The increase in the carrying amount of goodwill during the six months ended June 30, 2018 was attributable to an acquisition in February 2018. See Note 11 for additional information.

The carrying amounts of the intangible assets as of June 30, 2018 and December 31, 2017 were as follows (in thousands, except useful life):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	June 30, 2018			December 31, 2017			Weighted Average Remaining Useful Life (years)
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$35,988	$(12,249)	$23,739	$30,588	$(8,738)	$21,850	3.4
Customer relationships	3,918	(308)	3,610	—	—	—	6.4
Trademarks and other	1,150	(759)	391	1,278	(772)	506	0.6
Total intangible assets, net	$41,056	$(13,316)	$27,740	$31,866	$(9,510)	$22,356

The increase in the carrying amount of goodwill during the six months ended June 30, 2018 was attributable to an acquisition in February 2018. See Note 11 for additional information. Total amortization expense related to intangible assets was $2.1 million and $1.4 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $3.8 million and 2.8 million for the six months ended June 30, 2018 and July 1, 2017, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after June 30, 2018 was as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2018	$3,735	$386	$4,121
2019	6,690	771	7,461
2020	5,910	588	6,498
2021	5,910	541	6,451
2022	1,236	541	1,777
Thereafter	258	1,174	1,432
Total finite-lived intangible assets, net	$23,739	$4,001	$27,740

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Product warranty	$50,468	$87,882
Accrued revenue reserve from returns	74,996	—
Accrued manufacturing expense and freight	34,493	41,901
Accrued sales incentives	87,756	111,592
Accrued sales and marketing	24,693	44,401
Accrued research and development	4,819	8,983
Accrued co-op advertising and marketing development funds	19,521	30,408
Employee-related liabilities	23,054	33,266
Sales taxes and VAT payable	26,127	21,340
Inventory received but not billed	4,615	10,526
Accrued legal settlements and fees	4,819	36,693
Derivative liabilities	736	2,138
Other	20,961	23,007
Accrued liabilities	$377,058	$452,137

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Beginning balances	$71,975	$90,459	$87,882	$99,923
Charged to cost of revenue	(8,486)	(1,595)	(10,967)	17,342
Changes related to pre-existing warranties	(4,469)	4,913	(7,872)	2,473
Settlement of claims	(8,552)	(21,016)	(18,575)	(46,977)
Ending balances	$50,468	$72,761	$50,468	$72,761

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

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total

Balance at December 31, 2017	$66	$—	$(75)	$(9)
Other comprehensive income (loss) before reclassifications	5,912	—	(208)	5,704
Amounts reclassified from AOCI	(1,028)	—	12	(1,016)
Other comprehensive income (loss)	4,884	—	(196)	4,688
Balance at June 30, 2018	$4,950	$—	$(271)	$4,679

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

The Company was in compliance with the financial covenants under the Senior Facility as of June 30, 2018. As of June 30, 2018, the Company had no outstanding borrowings under the Senior Facility and had outstanding letters of credit totaling $36.8 million, issued to cover various security deposits on its facility leases.

Letters of Credit

As of June 30, 2018 and December 31, 2017, the Company had outstanding letters of credit of $36.8 million and $36.9 million, respectively, in each period issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

6.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2019 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases. During the three months ended June 30, 2018, the Company notified the lessor of its intent to sublease a portion of one of its San Francisco offices.  Under the terms of the lease, the lessor has the right to recapture this space.  The lessor elected to exercise their recapture right effective August 1, 2018, which resulted in a reduction of approximately $81.4 million in the Company’s future lease obligations associated with this lease. Future minimum payments under the Company’s noncancelable lease agreements as of the date of this filing, reduced by the recaptured amount, was as follow (in thousands):

Remaining 2018	$17,328
2019	33,571
2020	29,398
2021	27,136
2022	26,855
Thereafter	37,555
Total future minimum lease payments	$171,843

 Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $7.2 million and $10.0 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $16.8 million and $19.2 million for the six months ended June 30, 2018 and July 1, 2017, respectively.

Purchase Commitments

The aggregate amount of open purchase orders as of June 30, 2018 was approximately $387.6 million, of which $185.0 million related to the Company’s migration to a third-party hosting provider. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduces forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of June 30, 2018, $14.3 million was accrued for such liabilities to contract manufacturers.

Legal Proceedings

Jawbone. On May 27, 2015, Aliphcom, Inc. d/b/a Jawbone (“Jawbone”), filed a lawsuit in the Superior Court of California in the County of San Francisco against the Company and five of its employees who were formerly employed by Jawbone, alleging trade secret misappropriation and unfair and unlawful business practices against all defendants, and alleging breach of contract and breach of implied covenant of good faith and fair dealing against the employee defendants. The complaint sought unspecified damages, including punitive damages and injunctive relief. On June 23, 2016, Jawbone filed a Second Amended Complaint, adding a sixth employee defendant and related allegations.
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

On August 12, 2016, the Company was notified by Jawbone that Jawbone had received a confidential subpoena from the U.S. Attorney’s Office for the Northern District of California requesting certain of the Company’s confidential business information that appeared to be related to Jawbone’s allegations of trade secret misappropriation. On February 17, 2017, the Company received a subpoena for documents from the same office. On February 1, 2018, the Company received a second subpoena for documents. The Company is cooperating with the U.S. Attorney’s Office. On June 14, 2018, the six former Jawbone employees who were

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

named as individual defendants in the state trade secret case were charged in a federal indictment with being in possession of certain Jawbone trade secrets.

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On January 31, 2017, plaintiffs filed a motion for class certification. Plaintiffs’ motion for class certification was granted on November 20, 2017. On April 20, 2017, the Company filed a motion for summary judgment. The Company’s motion for summary judgment was denied on December 8, 2017. During the three months ended June 30, 2018, the parties agreed to a settlement and on August 1, 2018, the plaintiffs filed a motion for preliminary approval of the class action.

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
On February 20, 2018, plaintiffs filed a Second Amended Consolidated Master Class Action Complaint (“SAC”) on behalf of plaintiff Rob Dunn, the only plaintiff not ordered to arbitration, as a purported class action. The SAC alleges the same common law claims, as well as violations of false advertising, unfair competition, and consumer protection statutes of California and Arizona, and also seeks class certification, injunctive and declaratory relief, restitution, an award of unspecified compensatory damages, exemplary damages, punitive damages, and statutory penalties and damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On March 13, 2018, the Company filed a motion to dismiss for failure to state a claim and separately moved to strike the class allegations. The Court dismissed the claims for revocation of acceptance, violation of California’s Song-Beverly Consumer Warranty Act, and unjust enrichment, and allowed the remaining claims pending amendment to the complaint with further details. Plaintiff filed a Third Amended Complaint on June 19, 2018. The Court granted the motion to strike and ordered the plaintiff to amend to make clear that he is seeking to represent a class of opt-outs only, but that plaintiff would be free to amend in the event Fitbit’s arbitration agreement was found to be unenforceable.

In response to an April 3, 2018 arbitration demand from Kate McLellan, one of the original plaintiffs who was compelled to arbitration, the Company attempted to resolve the individual claim with Ms. McLellan. At the May 31, 2018 hearing, the Court expressed concern that the Company was “picking off” McLellan and thereby undermining the arbitration option and the Court’s prior order on arbitration, and ordered additional briefing

The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

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
On January 8, 2018, the plaintiffs in the federal and class action cases filed their motion for preliminary approval of settlement of the putative federal and state class actions for $33.3 million, which the Company accrued for as of December 31, 2017. On January 19, 2018, the court entered an order preliminarily approving the proposed settlement, and on April 20, 2018, the court approved the final settlement. The federal and class action cases have been dismissed with prejudice.
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
On June 27, 2017, an individual investor lawsuit alleging violations of the Securities Act and state law claims for statutory fraud and unfair business practice was filed in the Superior Court of California, County of Alameda, naming as defendants the Company and certain of its officers. The allegations are based on the same set of alleged facts in the federal and state securities class action litigation. The individual case was resolved at a June 13, 2018 mediation.
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
On July 8, 2018, the parties entered into a settlement agreement resolving the litigation globally. The cases have been dismissed with prejudice.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Indemnifications
In the ordinary course of business, the Company enters into commercial agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company also currently has directors’ and officers’ insurance.

7.    Stockholders’ Equity

Stock Option Exchange

On April 13, 2017, the Company filed its definitive proxy statement and submitted to stockholders a proposal for a stock option exchange program (the “Program”). The Program allowed the Company employees, including its executive officers other than its President, Chief Executive Officer, and Chairman, Chief Technology Officer, and Chief Financial Officer (“Eligible Employees”), to exchange out-of-the-money or “underwater” options to purchase shares of the Company’s Class A common stock or Class B common stock currently held by such Eligible Employees for a lesser number of restricted stock units (“RSUs”) that may be settled for shares of its Class A common stock, (“New RSUs”), under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Each New RSU represented an unfunded right to receive one share of the Company’s Class A common stock on a date in the future, which generally is the date on which the New RSU will vest. Eligible Employees participating in the Program received one New RSU for every two “out-of-the-money” options that they exchange. The New RSUs would generally vest over the remaining vesting period of the exchanged option (subject to a one-year minimum vesting period). None of the members of the Company’s board of directors were eligible to participate in the Program. On May 25, 2017, the Company’s stockholders approved the Program at the 2017 Annual Meeting of Stockholders. The Company subsequently commenced the Program by filing a tender offer statement on Schedule TO with the SEC on June 21, 2017. The Program expired on July 19, 2017. A total of 3.7 million “underwater” stock options were tendered by the Eligible Employees, representing approximately 85% of the stock options eligible for exchange. On July 20, 2017, the Company granted an aggregate of 1.8 million New RSUs under the 2015 Plan in exchange for the “underwater” stock options tendered. The completion of the Program resulted in total incremental unrecognized stock-based compensation expense of $8.5 million, to be recognized over the greater of one year or the remaining vesting service period of the tendered stock options.

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and RSUs granted under the 2007 Plan would remain subject to the terms of the 2007 Plan. As of June 30, 2018, 17.3 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
Balance—December 31, 2017	21,386	$3.01
Granted	—	—
Exercised	(1,768)	2.55
Forfeited or canceled	(561)	7.02
Balance—June 30, 2018	19,057	2.93	$58,535

Stock options vested and expected to vest—June 30, 2018	19,057	2.93	58,535
Stock options exercisable—June 30, 2018	16,654	2.61	55,317

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of June 30, 2018 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $6.53 as of June 30, 2018.

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2017	19,188	$9.13
Granted	12,557	5.02
Vested	(4,810)	8.80
Forfeited or canceled	(3,135)	8.24
Unvested balance—June 30, 2018	23,800	$7.15

On May 4, 2018, the Company issued 0.8 million shares of market-based awards that vest based upon the achievement of a specified stock price. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets. Stock-based compensation expense related to these awards will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

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

Warrant

On July 10, 2017, the Company issued a warrant to purchase 0.5 million shares of Class A common stock. The warrant is exercisable based on service and performance-based conditions and has an exercise price of $5.23 per share and a contractual term of ten years. As of June 30, 2018, 0.5 million warrants were outstanding.

Stock-Based Compensation Expense

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of revenue	$2,032	$1,492	$3,130	$1,510
Research and development	15,090	12,648	29,761	27,333
Sales and marketing	3,911	3,987	7,358	7,622
General and administrative	4,824	3,839	9,249	7,994
Total stock-based compensation expense	$25,857	$21,966	$49,498	$44,459

As of June 30, 2018, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $159.2 million, which the Company expects to recognize over an estimated weighted average period of 2.1 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three and six months ended June 30, 2018, the Company recorded an expense for income taxes of $23.6 million and $23.0 million, respectively, for an effective tax rate of (24.9)% and (13.1)%, respectively. The effective tax rate for the six months ended June 30, 2018, was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. deferred tax assets, the mix of income/losses between its foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

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

In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address U.S. GAAP application when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects by the 2017 Tax Act. For the six months ended June 30, 2018, no changes have been made to the provisional amounts previously recorded. The Company will complete its analysis within the measurement period in accordance with SAB 118.

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed a prior decision of the United States Tax Court. The Company is currently evaluating the impact of this decision and such impact could be material to its consolidated financial statements.

For the three and six months ended July 1, 2017, the Company recorded a benefit for income taxes of $4.7 million and $34.3 million respectively, for an effective tax rate of 7.4% and 22.5%, respectively. The effective tax rate for the six months ended July 1, 2017 was different than the statutory federal tax rate, primarily due to research and development credits, non-deductible stock-based compensation expense, unrecognized tax benefits, the reduction in the domestic production activities deduction in prior periods on account of current year operating losses carried back to refund prior period taxes, the impact of a valuation allowance of approximately $10.5 million recorded against certain of the Company’s deferred tax assets, and the mix of income between United States and foreign jurisdictions.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”), which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of June 30, 2018, the Company maintained a full valuation allowance against all its U.S. deferred tax assets. No valuation allowance has been recorded against the Company’s foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

As of June 30, 2018, the total amount of gross unrecognized tax benefits was $36.0 million, of which $25.4 million would affect the effective tax rate if recognized. The Company does not have any tax positions as of June 30, 2018 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

9.    Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net loss	$(118,268)	$(58,240)	$(199,145)	$(118,319)

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	242,898	230,322	241,227	228,788
Effect of dilutive securities	—	—	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	242,898	230,322	241,227	228,788
Net loss per share:
Basic	$(0.49)	$(0.25)	$(0.83)	$(0.52)
Diluted	$(0.49)	$(0.25)	$(0.83)	$(0.52)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Stock options to purchase common stock	12,201	19,074	12,203	20,924
RSUs	8,035	9,929	8,865	10,066
Diluted impact of ESPP	189	70	170	152
Diluted common stock subject to vesting	—	110	—	120
Total	20,425	29,183	21,238	31,262

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
C	11%	14%	*	12%
B	*	*	10%	*
A	*	11	*	11
* Represents less than 10%.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
C	17%	17%
B	15	13
D	11	*
E	*	11

* Represents less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
United States	$182,451	$199,201	$321,947	$369,621
Americas excluding United States	15,838	24,412	31,938	44,380
Europe, Middle East, and Africa	65,969	108,601	130,507	196,373
APAC	35,086	21,085	62,817	41,867
Total	$299,344	$353,299	$547,209	$652,241

As of June 30, 2018 and December 31, 2017, long-lived assets, which represent property and equipment, located outside the United States were $36.3 million and $30.0 million, respectively.

11.   Acquisitions

2018 Acquisition

In February 2018, the Company completed a purchase of Twine Health, Inc., a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $16.7 million, of which $5.4 million was allocated to developed technology intangible assets, $3.8 million to customer relationships intangible asset, $10.0 million to goodwill, $1.8 million to deferred tax liabilities, $0.2 million to deferred revenue, and $0.6 million to net assumed liabilities. The allocation of the purchase price consideration is provisional and the Company will complete its analysis within the measurement period pursuant to Accounting Standards Codification Topic 805, with any adjustments being recorded to goodwill. Approximately $2.6 million of the consideration payable to Twine Health, Inc. was held as partial security for certain indemnification obligations, and will be held back for payment until August 2019. The acquisition is expected to extend the Company’s reach into healthcare and lay the foundation to expand its offerings to health plans, health systems and self-insured employers, while creating opportunities to increase subscription-based revenue. The amortization period of the acquired developed technology and customer relationships are approximately four and seven years, respectively. Goodwill is not deductible for tax purposes.

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

We generate substantially all of our revenue from sales of our wearable devices which includes both connected health and fitness devices and smartwatches. We sell our products in over 39,000 retail stores and in 86 countries, through our retailers’ websites, through our online store at Fitbit.com, and as part of our corporate wellness offering.

We started shipping the following product during the second quarter of 2018:

•
Fitbit Ace, our first tracker for kids, tracks steps, activity and sleep, reminds kids to move, motivates with badges and rewards, and provides parental control. We began shipping Fitbit Ace in May 2018.

The following are financial highlights for the three and six months ended June 30, 2018 and July 1, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	$299,344	$353,299	$547,209	$652,241
Net loss	$(118,268)	$(58,240)	$(199,145)	$(118,319)
Adjusted EBITDA	$(55,800)	$(28,172)	$(102,026)	$(80,475)
Devices sold	2,684	3,373	4,834	6,329

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

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement.  A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device.  In the three and six months ended June 30, 2018, 40.3% and 37.4%, respectively, of Activations came from Repeat Users, with Re-Activated Users representing 51.2% and 50.1%, respectively, of those Repeat Users. In the three and six months ended July 1, 2017, 38.3% and 37.2%, respectively, of Activations came from Repeat Users, with Re-Activated Users representing 39.4% and 39.8%, respectively, of those Repeat Users.

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

We define adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, litigation expense (credit) related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of our restructuring in 2017, interest income, net, and income tax benefit.

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

The following table presents a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net loss	$(118,268)	$(58,240)	$(199,145)	$(118,319)
Stock-based compensation expense	25,857	21,966	49,498	43,731
Litigation expense	—	1,533	765	1,419
Restructuring	—	—	—	6,375
Depreciation and intangible assets amortization	15,173	11,435	27,377	21,952
Interest income, net	(2,177)	(193)	(3,527)	(1,289)
Income tax expense (benefit)	23,615	(4,673)	23,006	(34,344)
Adjusted EBITDA	$(55,800)	$(28,172)	$(102,026)	$(80,475)

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to non-GAAP free cash flow (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017
Net cash provided by (used in) operating activities	$(57,217)	$3,228
Purchase of property and equipment	(28,524)	(39,817)
Non-GAAP free cash flow	$(85,741)	$(36,589)
Net cash provided by investing activities	$43,363	$7,455
Net cash provided by financing activities	$4	$6,173

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

Other Income, Net

Other income, net consists of foreign currency gains and losses.

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

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed a prior decision of the United States Tax Court. We are currently evaluating the impact of this decision and such impact could be material to our consolidated financial statements.

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

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Consolidated Statements of Operations Data:
Revenue	$299,344	$353,299	$547,209	$652,241
Cost of revenue(1)	180,329	204,054	314,071	384,697
Gross profit	119,015	149,245	233,138	267,544
Operating expenses:
Research and development(1)	87,047	80,543	176,383	168,301
Sales and marketing(1)	100,845	100,732	172,897	191,906
General and administrative(1)	30,211	31,379	66,299	62,125
Total operating expenses	218,103	212,654	415,579	422,332
Operating loss	(99,088)	(63,409)	(182,441)	(154,788)
Interest income, net	2,177	193	3,527	1,289
Other income, net	2,258	303	2,775	836
Loss before income taxes	(94,653)	(62,913)	(176,139)	(152,663)
Income tax expense (benefit)	23,615	(4,673)	23,006	(34,344)
Net loss	$(118,268)	$(58,240)	$(199,145)	$(118,319)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock-Based Compensation Expense:
Cost of revenue	$2,032	$1,492	$3,130	$1,510
Research and development	15,090	12,648	29,761	27,333
Sales and marketing	3,911	3,987	7,358	7,622
General and administrative	4,824	3,839	9,249	7,994
Total stock-based compensation expense	$25,857	$21,966	$49,498	$44,459

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	60	58	57	59
Gross profit	40	42	43	41
Operating expenses:
Research and development	29	23	32	26
Sales and marketing	34	28	32	29
General and administrative	10	9	12	10
Total operating expenses	73	60	76	65
Operating loss	(33)	(18)	(33)	(24)
Interest income, net	—	—	1	—
Other income, net	1	—	1	—
Loss before income taxes	(32)	(18)	(31)	(24)
Income tax expense (benefit)	8	(2)	5	(6)
Net loss	(40)%	(16)%	(36)%	(18)%

Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
Revenue	$299,344	$353,299	$(53,955)	(15)%	$547,209	$652,241	$(105,032)	(16)%

Revenue decreased $54.0 million, or 15%, from $353.3 million for the three months ended July 1, 2017 to $299.3 million for the three months ended June 30, 2018. The decrease was driven by lower demand for our connected health and fitness devices as consumers continued migrating towards higher-end smartwatches. The decrease was offset in part by increased demand for our smartwatches, which increased to 55% of our revenue in the three months ended June 30, 2018, compared to the same period in 2017 where we did not sell smartwatches. During the three months ended June 30, 2018, we were also impacted by supply constraints associated with Fitbit Versa which limited our ability to fully satisfy the demand for this product during the period. Total number of devices sold declined by 20%, from 3.4 million in the three months ended July 1, 2017 to 2.7 million in the three months ended June 30, 2018. The average selling prices of our devices increased by 6%, from $101 for the three months ended July 1, 2017 to $106 for the three months ended June 30, 2018, primarily due to sales of our recently introduced smartwatches which have higher prices than our connected health and fitness devices. Revenue from new product introductions, or NPI, defined as new products shipped in the past 12 months, decreased by 39% to $175.2 million, or 59% of revenue, in the three months ended June 30, 2018, compared to the same period in the prior fiscal year. NPI revenue for the three months ended June 30, 2018 included Fitbit Ionic and Fitbit Versa, our new smartwatches, Fitbit Ace, our new tracker designed for kids, Fitbit Aria 2, our smart scale, and Fitbit Flyer, our headphone. Revenue from our direct channel, Fitbit.com, decreased by 9% to $43.4 million, or 14% of revenue, in the three months ended June 30, 2018, compared to the same period in the prior fiscal year.

Revenue decreased $105.0 million, or 16%, from $652.2 million for the six months ended July 1, 2017 to $547.2 million for the six months ended June 30, 2018. The decrease was driven by lower demand for our connected health and fitness devices as consumers continued their migration towards higher-end smartwatches. The decrease was offset in part by increased demand for our smartwatches, which increased to 44% of our revenue in the six months ended June 30, 2018, compared to the same period in 2017 where we did not sell smartwatches. During the six months ended June 30, 2018, we were also impacted by supply constraints associated with Fitbit Versa which limited our ability to fully satisfy the current demand for this product during the period. Total number of devices sold declined by 24%, from 6.3 million in the six months ended July 1, 2017 to 4.8 million in the six months ended June 30, 2018. The average selling prices of our devices increased by 10%, from $99 for the six months ended July 1, 2017 to $109 for the six months ended June 30, 2018, primarily due to sales of our recently-introduced smartwatches. During the six months ended June 30, 2018, we also benefited from $12.4 million in revenue from the release of outstanding product return and rebate reserves related to Wynit Distribution, LLC, or Wynit, a distributor who filed for bankruptcy protection in September 2017, as we believe the possibility of future claims associated with these reserves is remote. NPI revenue decreased by 52% to $258.7 million, or 47% of revenue, in the six months ended June 30, 2018, compared to the same period in the prior fiscal year. NPI revenue for the six months ended June 30, 2018 included Fitbit Ionic, Fitbit Versa, Fitbit Ace, Fitbit Aria 2, and Fitbit Flyer. Revenue from our direct channel decreased by 13% to $74.4 million, or 14% of revenue, in the six months ended June 30, 2018, compared to the same period in the prior fiscal year.

U.S. revenue, based on ship-to destinations, decreased $16.8 million, or 8%, from $199.2 million for the three months ended July 1, 2017 to $182.5 million for the three months ended June 30, 2018. International revenue, based on ship-to destinations, decreased $37.2 million, or 24%, from $154.1 million for the three months ended July 1, 2017 to $116.9 million for the three months ended June 30, 2018, primarily due to decreases in revenue of 39% in the EMEA region, mainly driven by a 47% decline in the United Kingdom due to the lag in its transition to smartwatches and thus was disproportionately exposed to the contraction in connected health and fitness devices, and 35% in the Americas excluding the United States region, offset in part by a 66% increase in the APAC region.

U.S. revenue decreased $47.7 million, or 13%, from $369.6 million for the six months ended July 1, 2017 to $321.9 million for the six months ended June 30, 2018. International revenue decreased $57.4 million, or 20%, from $282.6 million for the six months ended July 1, 2017 to $225.3 million for the six months ended June 30, 2018, primarily due to decreases in revenue of 34% in the EMEA region, mainly driven by a 51% decline in the United Kingdom due to the lag in its transition to smartwatches and thus was disproportionately exposed to the contraction in connected health and fitness devices, and 28% in the Americas excluding the United States region, offset in part by a 50% increase in the APAC region.

We expect our revenue to decrease for the full year 2018 compared to the full year 2017 as declines in connected health and fitness device revenue exceed growth from our recent smartwatch introductions.

Cost of Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
Cost of revenue	$180,329	$204,054	$(23,725)	(12)%	$314,071	$384,697	$(70,626)	(18)%
Gross profit	119,015	149,245	(30,230)	(20)%	233,138	267,544	(34,406)	(13)%
Gross margin	40%	42%			43%	41%

Cost of revenue decreased $23.7 million, or 12%, from $204.1 million for the three months ended July 1, 2017 to $180.3 million for the three months ended June 30, 2018 and decreased $70.6 million, or 18%, from $384.7 million for the six month ended July 1, 2017 to $314.1 million for the six month ended June 30, 2018. The decrease during both periods was primarily due to declines of 20% and 24% in the number of devices sold during the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year.

Gross margin decreased from 42% for the three months ended July 1, 2017 to 40% for the three months ended June 30, 2018, primarily due to our product mix shift towards smartwatches which have lower gross margins than our connected health and fitness devices, and from an increase in excess and obsolete write-downs for certain legacy and other products, offset in part by lower warranty costs associated with certain legacy products.

Gross margin increased from 41% for the six months ended July 1, 2017 to 43% for the six months ended June 30, 2018, primarily due to lower warranty costs associated with certain legacy products, the utilization of previously reserved component materials, and the recognition of $12.4 million in revenue due to the release of outstanding product return and rebate reserves related to Wynit described above, offset in part by our product mix shift towards smartwatches which have lower gross margins than our connected health and fitness devices, an increase in excess and obsolete write-downs for certain legacy and other products, and an increase in accelerated depreciation of manufacturing and tooling equipment.

We expect our gross margin to trend lower in 2018 compared to 2017 primarily due to our product mix shift from connected health and fitness devices to smartwatches, offset in part by lower warranty costs.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
Research and development	$87,047	$80,543	$6,504	8%	$176,383	$168,301	$8,082	5%

Research and development expenses increased $6.5 million, or 8%, from $80.5 million for the three months ended July 1, 2017 to $87.0 million for the three months ended June 30, 2018. The increase was due to a $6.4 million increase in personnel-related expenses primarily from an 11% increase in headcount, a $0.7 million increase in third-party hosting costs, and a $0.5 million increase in consulting and contractor expenses, offset in part by a $2.0 million decrease in tooling and prototype material costs.

Research and development expenses increased $8.1 million, or 5%, from $168.3 million for the six months ended July 1, 2017 to $176.4 million for the six months ended June 30, 2018. The increase was due to a $3.6 million increase in personnel-related expenses primarily from an 8% increase in headcount, a $2.6 million increase in consulting and contractor expenses, a $1.4 million increase in travel costs, and a $1.3 million increase in third-party hosting costs, offset in part by a $2.2 million decrease in tooling and prototype material costs.

We expect our research and development expenses for the full year 2018 compared to the full year 2017 to remain relatively constant in absolute dollars and increase as a percentage of revenue.

Sales and Marketing

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
Sales and marketing	$100,845	$100,732	$113	—%	$172,897	$191,906	$(19,009)	(10)%

Sales and marketing expenses for the three months ended June 30, 2018 remained relatively flat compared to the same period in 2017. During the three months ended June 30, 2018, we experienced increases of $11.9 million in advertising and marketing costs to support our launch of Fitbit Versa and $2.1 million increase in personnel-related expenses due to an 8% increase in headcount, offset in part by a $6.7 million decrease related to marketing activities accounted for as a reduction to revenue instead of sales and marketing expense, $3.9 million decrease in point-of-purchase display costs due to a reduced number of new displays, and a $3.3 million decrease in customer support costs due to improved quality and reduced volume of our products.

Sales and marketing expenses decreased $19.0 million, or 10%, from $191.9 million for the six months ended July 1, 2017 to $172.9 million for the six months ended June 30, 2018. The decline was primarily due to a $17.7 million decrease related to marketing activities accounted for as a reduction to revenue instead of sales and marketing expense, a $9.7 million decrease in point-of-purchase display costs due to a reduced number of new displays, an $8.1 million decrease in customer support costs due to improved quality and reduced volume of our products, and a $4.9 million decrease in advertising and marketing costs related to a decline in revenue, partially offset by a $12.8 million increase in advertising and marketing costs to support our launch of Fitbit Versa, and a $1.9 million increase in personnel-related expenses primarily due to a 6% increase in headcount.

We expect our sales and marketing expenses for the full year 2018 compared to the full year 2017 to decrease in absolute dollars and decrease as a percentage of revenue.

General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
General and administrative	$30,211	$31,379	$(1,168)	(4)%	$66,299	$62,125	$4,174	7%

General and administrative expenses for the three months ended June 30, 2018 remained relatively flat compared to the same period in 2017. During the three months ended June 30, 2018, a $2.4 million decrease in legal fees was offset in part by a $2.2 million increase in personnel-related expenses primarily due to a 9% increase in headcount.

General and administrative expenses increased $4.2 million, or 7%, from $62.1 million for the six months ended July 1, 2017 to $66.3 million for the six months ended June 30, 2018. The increase was primarily due to a $3.9 million increase in personnel-related expenses primarily due to an 8% increase in headcount and a $2.6 million increase in legal fees.

We expect our general and administrative expenses for the full year 2018 compared to the full year 2017 to decrease in absolute dollars and remain relatively consistent as a percentage of revenue.

Interest and Other Income, Net

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
Interest income, net	$2,177	$193	$1,984	1,028%	$3,527	$1,289	$2,238	174%
Other income, net	2,258	303	1,955	645%	2,775	836	1,939	232%

Interest income, net increased $2.0 million, from $0.2 million for the three months ended July 1, 2017 to $2.2 million for the three months ended June 30, 2018, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income, net increased primarily due to an increase in foreign currency gains.

Interest income, net increased $2.2 million, from $1.3 million for the six months ended July 1, 2017 to $3.5 million for the six months ended June 30, 2018, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income, net increased primarily due to an increase in foreign currency gains.

Income Tax Expense (Benefit)

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
Income tax expense (benefit)	$23,615	$(4,673)	$28,288	(605)%	$23,006	$(34,344)	$57,350	(167)%
Effective tax rate	(24.9)%	7.4%			(13.1)%	22.5%

Income tax expense increased $28.3 million, from a benefit of $4.7 million for the three months ended July 1, 2017 to an expense of $23.6 million for the three months ended June 30, 2018. Our effective tax rate was (24.9)% and 7.4% for the three months ended June 30, 2018 and July 1, 2017, respectively. The increase in our effective tax rate for the three months ended June 30, 2018 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets, and the mix of income/losses between our U.S. and foreign jurisdictions.

Income tax expense increased $57.4 million, from a benefit of $34.3 million for the six months ended July 1, 2017 to an expense of $23.0 million for the six months ended June 30, 2018. Our effective tax rate was (13.1)% and 22.5% for the six months ended June 30, 2018 and July 1, 2017, respectively. The decrease in our effective tax rate for the six months ended June 30, 2018 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets, and the mix of income/losses between our U.S. and foreign jurisdictions.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and letters of credit under our credit facilities. As of June 30, 2018, we had cash and cash equivalents of $328.1 million and marketable securities of $252.3 million, approximately 85% of which is held in the United States.

Of our total cash, cash equivalents, and marketable securities, $87.6 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and based on our current plans we do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

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

We were in compliance with the financial covenants under the Senior Facility, as amended, as of June 30, 2018. As of June 30, 2018, we had no outstanding borrowings under the Senior Facility, as amended, and had outstanding letters of credit of $36.8 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017
Net cash provided by (used in):
Operating activities	$(57,217)	$3,228
Investing activities	43,363	7,455
Financing activities	4	6,173
Net change in cash and cash equivalents	$(13,850)	$16,856

Cash Flows from Operating Activities

Net cash provided by operating activities of $57.2 million for the six months ended June 30, 2018 was primarily due to a decrease in net change in operating assets and liabilities of $51.3 million, which consisted of a decrease in account receivables due to the decline in sales, the shift in the presentation of sales returns reserve from within accounts receivable to within accrued liabilities upon adoption of ASU 2014-09 on January 1, 2018, a decrease in prepaid expenses and other assets, and an increase in income taxes payable, offset in part by a decrease in accrued liabilities as a result of lower operating activity during the current period, a decrease in accounts payables, and an increase in inventory primarily related to the Fitbit Versa launch.

The net change in operating assets and liabilities was also impacted by non-cash adjustments of $90.7 million, primarily resulting from stock-based compensation expense of $49.5 million, depreciation and amortization expense of $27.4 million, and write-off of property and equipment of $7.5 million, and provision for inventory obsolescence of $8.0 million, partially offset by a net loss of $199.1 million. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 76 days as of December 31, 2017 to 70 days as of June 30, 2018 due to higher collections during the three months ended June 30, 2018 compared to the fourth quarter of 2017.

Cash Flows from Investing Activities

Net cash provided from investing activities for the six months ended June 30, 2018 of $43.4 million was primarily due to maturities and sales of marketable securities of $310.3 million, partially offset by purchases of marketable securities of $224.8 million, purchases of property and equipment of $28.5 million and the cash portion of an acquisition of $13.6 million, net of cash acquired.

Cash Flows from Financing Activities

Net cash provided from financing activities for the six months ended June 30, 2018 was primarily due to $10.7 million in proceeds from exercise of stock options and stock purchases made through our 2015 Employee Stock Purchase Plan, offset by $10.0 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans and $0.7 million repayment of debt.

Contractual Obligations and Other Commitments

Future minimum payments under our operating leases as of the date of this filing was $171.8 million.

The aggregate amount of open purchase orders as of June 30, 2018 was approximately $387.6 million, of which $185.0 million related to our migration to a third-party hosting provider. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of June 30, 2018, $14.3 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $25.8 million as of June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018, except for policies related to revenue recognition discussed in Note 1 of the notes to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of June 30, 2018, we had cash and cash equivalents of $328.1 million and marketable securities of $252.3 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had outstanding contracts with a total notional amount of $99.7 million in cash flow hedges for forecasted revenue transactions as of June 30, 2018. We had outstanding balance sheet hedges with a total notional amount of $110.5 million as of June 30, 2018. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which has not yet been fully remediated.

Notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plans. As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, management determined that we did not maintain effective controls over the accuracy of the inputs in the sales order entry process. Specifically, we did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. This control deficiency did not result in a misstatement for the year ended December 31, 2017; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness that had not been remediated as of June 30, 2018.

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

The wearable device market is highly competitive, with companies offering a variety of products and services. Wearables can be broadly defined as connected health and fitness trackers, fitness watches, smartwatches and devices beyond the wrist. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. In terms of units sold, we have primarily operated in the connected health and fitness tracker segment of the wearables device market, and more recently in the smartwatch category. The wearable device market has a multitude of participants, including specialized consumer electronics companies, such as Garmin, and traditional watch companies such as Fossil and Movado.

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

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. In terms of units sold, we have primarily operated in the connected health and fitness tracker segment of the wearables device market. However, consumer preference has increasingly shifted to the smartwatch segment of the wearables device market. Although we are building out our smartwatch offerings, consumers may ultimately decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices or away from these types of products and services altogether. In addition, adoption of our products may vary by geographic region. Our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. If we do not anticipate such shifts in a timely manner, our reputation and business may be adversely affected.

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

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. For example, in the first quarter of 2018, we started shipping Fitbit Versa, our second smartwatch and in the second quarter of 2018, started shipping Fitbit Ace, our activity tracker designed for kids ages 8 and older. In the first quarter of 2018, we also acquired Twine Health, Inc., a health coaching platform. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, timely and successful research and development, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

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

If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale. Our ability to accurately forecast demand for our products and services could be affected by many factors, including an increase or decrease in consumer demand for our products and services or for products and services of our competitors, product and service introductions by us and our competitors, channel inventory levels, sales promotions by us or our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. For example, during the three months ended June 30, 2018, we were impacted by supply constraints associated with Fitbit Versa, which limited our ability to fully satisfy all of the current demand for this product. To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. We face challenges acquiring adequate and timely supplies of our products to satisfy the levels of demand, particularly in connection with new product introductions, which we believe negatively affects our revenue. As we continue to introduce new products, we may face challenges managing the inventory of existing products. No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will not underestimate or overestimate forecasted sales in a future period.

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

If significant tariffs or other restrictions are placed on our goods imported into the United States from China or any related counter-measures are taken by China, our revenue, gross margin, and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on goods imported into the United States from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. The Trump Administration has signaled that it may alter trade terms between China and the United States, including limiting trade with China and/or imposing tariffs on imports from China. In July 2018, the U.S. Trade Representative released a list of goods imported into the United States from China that will potentially be subjected to a 10% tariff, including goods classified under tariff code 8517.62, which covers most of our products. The Trump Administration subsequently requested that the U.S. Trade Representative consider proposed tariff from 10% to 25%. These tariffs will not be immediately implemented and are subject to a comment period, which runs through August 30, 2018.

If these tariffs are imposed, the cost of our products may increase. In addition, these tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins, and operating results may be adversely affected.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success also depends on our ability to manage our operating expenses effectively. Our employee headcount and the scope and complexity of our business have increased significantly during recent years and we had 1,750 employees as of June 30, 2018. We have incurred significant net losses of $199.1 million in the six months ended June 30, 2018 and $277.2 million and $102.8 million in 2017 and 2016, respectively.

In addition, we are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $87.0 million and $80.5 million, for the three months ended June 30, 2018 and July 1, 2017, respectively, and $176.4 million and $168.3 million for the six months ended June 30, 2018 and July 1, 2017, respectively.

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

Conversely, in the future, we may again need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, implement additional restructuring and workforce reductions or downsize our facilities for our reduced workforce. Any such actions may result in the recording of special charges including inventory-related write-offs, workforce reductions, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges.

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

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, in recent quarters, our revenue growth has declined, and our historical growth should not be considered as indicative of our future performance. Although our annual revenue in 2016 was up 17% compared to 2015, our annual revenue in 2017 declined 26% compared to 2016, and our revenue in the six months ended June 30, 2018 declined 16% compared to the six months ended July 1, 2017. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.

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

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $199.1 million in the six months ended June 30, 2018 and a net loss of $277.2 million in 2017. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses in the future.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we are located, and we may incur significant costs to attract them. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity awards to motivate, incentivize and retain our employees. The significant decline in the price of our Class A common stock since our initial public offering may adversely affect our ability to attract or retain highly skilled employees. Furthermore, there can be no assurances that the number of shares reserved for issuance under our equity incentive plans will be sufficient to grant equity awards adequate to recruit new employees and to compensate existing employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost effective.

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as promotional activities, to acquire new users and we expect to continue to spend significant amounts marketing our products and services to acquire new users and increase awareness of our products and services. In 2017 and the six months ended June 30, 2018, advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $226.3 million and $81.8 million, respectively, representing approximately 14% and 15% of our revenue, respectively. Co-op advertising costs were $45.0 million and $28.5 million for 2017 and the six months ended June 30, 2018, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. Particularly during the holiday season, there is significant competition for holiday spending; if competitors or other products offer more compelling promotions or products, we may not realize our expected sales or recover our advertising and promotional spend. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for new product introductions. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

Our current and future products and services may experience quality problems from time to time that can result in adverse publicity, product recalls, litigation, regulatory proceedings, and warranty claims resulting in significant direct or indirect costs, decreased revenue and operating margin, and harm to our brand.

We sell complex products and services that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components, or “bugs,” that can unexpectedly interfere with the products’ intended operations or cause injuries to users or property. Although we extensively and rigorously test new and enhanced products and services before their release, there can be no assurance we will be able to detect, prevent, or fix all defects. For example, our products may fail to provide accurate measurements and data to all users under all circumstances, or there may be reports or claims of inaccurate measurements under certain circumstances.

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

Our products and services are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, and heart rate and GPS-based information such as speed, distance, and exercise routes. We anticipate new features and functionality in the future, as well. From time to time, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity, and, in some cases, have required us to expend time and resources to defend litigation. For example, in the first quarter of 2016, class action lawsuits were filed against us based upon claims that the PurePulse heart rate tracking technology in the Fitbit Charge HR, Fitbit Surge, and Fitbit Blaze do not consistently and accurately record users’ heart rates. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

Our operating margins have declined and may continue to decline as a result of decreased revenues, increasing product costs and operating expenses.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, new product introductions, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, warranty claims, and changes in consumer demand. Costs for the components used in the manufacture of our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, tariffs, and other factors that are generally unpredictable and beyond our control. Any change to pricing and costs could have an adverse effect on, among other things, our average selling price, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, or if our sales volume declines and we are not able to reduce our costs, our operating results and financial condition may be harmed.

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

In 2017 and the six months ended June 30, 2018, our five largest retailers and distributors accounted for approximately 43% and 36%, respectively, of our revenue. Of these retailers and distributors, Amazon.com accounted for approximately 13% of our revenue for 2017 and Best Buy Co., Inc. accounted for approximately 10% of our revenue for the six months ended June 30, 2018.

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

In addition, our products may be diverted from our authorized retailers, distributors, and other business partners and sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our channel partners compete with often heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. In addition, our inability to control gray market activities could result in user satisfaction issues, which may have a negative impact on our brand. When products are purchased outside our authorized retailers and distributors, there is a risk that our customers are buying substandard products, including products that may have been designed by us for destruction, altered, mishandled, or damaged, or used products represented as new.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the General Data Protection Regulation, or GDPR, became effective in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are more stringent than those currently in place in the European Union, and that will include significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California passed the California Consumer Privacy Act, or CCPA, provides new data privacy rights for consumers and new operational requirements for companies, effective in 2020.

Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Companies and individuals may also be subject to criminal prosecution for trade secret theft under 18 U.S.C. section 1832. As we face increasing competition, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we had been involved in litigation with Jawbone and under a related federal criminal investigation concerning alleged theft of Jawbone’s trade secrets, which is described in Note 6, “Commitments and Contingencies” in the notes to our consolidated financial statements. In addition, on June 14, 2018, the six former Jawbone employees who were named as individual defendants in the state trade secret case were charged in a federal indictment with being in possession of certain Jawbone trade secrets.

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

We may experience difficulties managing our cloud infrastructure migration.

We recently announced our move to the Google Cloud Platform. Cloud infrastructure migrations are complex, time-consuming, and can involve substantial expenditures. Our cloud service is critical to accurately maintain data, books and records, or otherwise operate our business; any such implementation involves risks inherent in the conversion to a new system, including loss of information and potential disruption to our normal operations. We may discover deficiencies in our design or implementation or maintenance of the new cloud system that could adversely affect our ability to accurately maintain data, books and records, or otherwise operate our business.

The market for wearable devices is still evolving and unproven and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business and operating results would be harmed.

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
•complexity and other risks associated with current and future foreign legal requirements, including legal requirements related to consumer protection, consumer product safety, and data privacy frameworks, such as the GDPR, and any applicable privacy and data protection laws in foreign jurisdictions where we currently conduct business or intend to conduct business in the future;
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

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2016 and 2017, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we plan to increase sales of subscriptions to these services. For example, in October 2017, we launched Fitbit Coach, our new premium guidance and coaching paid offering. If consumer reception is unfavorable or we are unable to successfully sell and market our premium services, we may be deprived of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

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

Due to the nature of some of our wearable devices, some users have had in the past and may in the future experience skin irritations or other biocompatibility issues not uncommon with jewelry or other wearable products that stay in contact with skin for extended periods of time. There have been reports of some users of certain of our devices experiencing skin irritations. This negative publicity could harm sales of our products and also adversely affect our relationships with retailers that sell our products, including causing them to be reluctant to continue to sell our products. In addition, in the past, some of our users have filed personal injury lawsuits against us arising out of such claims relating to certain of our devices. While we do not believe that these lawsuits are material, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any proceedings arising from such claims, and these actions or other third-party claims against us may result in the diversion of our management’s time and attention from other aspects of our business and may cause us to incur substantial litigation or settlement costs. If large numbers of users experience these problems, we could be subject to enforcement actions or the imposition of significant monetary fines, other penalties, or proceedings by the CPSC or other U.S. or foreign regulatory agencies and face additional personal injury or class action litigation, any of which could have a material adverse impact on our business, financial condition, and operating results.

We may be subject to CPSC recalls, regulatory proceedings and litigation in various jurisdictions, including multi-jurisdiction federal and state class action and personal injury claims, which may require significant management attention and disrupt our business operations, and adversely affect our financial condition, operating results, and our brand.

We face product liability, product safety and product compliance risks relating to the marketing, sale, use, and performance of our products. The products we sell must be designed and manufactured to be safe for their intended purposes. Certain of our products must comply with certain federal and state laws and regulations. For example, all of our products are subject to the Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the CPSC. The CPSC is empowered to take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty.

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

Medical devices, including our Aria scales, are regulated by the FDA and corresponding state regulatory agencies, and we may have future features or products that are regulated as medical devices by the FDA. The medical device industry in the United States is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Before we can market or sell a new regulated product or make a significant modification to an existing medical device in the United States, we must comply with FDA Quality Management System regulations, and must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. In addition, certain future software functionality, whether standalone or embedded in existing or future devices, may be regulated as a medical device and require pre-market review and approval by the FDA. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from generating revenue from these products. Medical devices are also subject to numerous ongoing compliance requirements under the regulations of the FDA and corresponding state regulatory agencies, which can be costly and time consuming. For example, under FDA regulations medical device manufacturers are required to, among other things, (i) establish a quality management system to help ensure that their products consistently meet applicable requirements and specifications, (ii) establish and maintain procedures for receiving, reviewing, and evaluating complaints, (iii) establish and maintain a corrective and preventive action procedure, (iv) report certain device-related adverse events and product problems to the FDA, and (v) report to the FDA the removal or correction of a distributed product. If we experience any product problems requiring reporting to the FDA or if we otherwise fail to comply with applicable FDA regulations or the regulations of corresponding state regulatory agencies, with respect to our Aria scales or future regulated products, we could jeopardize our ability to sell our products and could be subject to enforcement actions such as fines, civil penalties, injunctions, recalls of products, delays in the introduction of products into the market, and refusal of the FDA or other regulators to grant future clearances or approvals, which could harm our reputation, business, operating results, and financial condition.

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

As disclosed in Item 4 of this Quarterly Report on Form 10-Q, we did not maintain effective controls over the accuracy of invoicing gross revenue. This represented a material weakness that did not result in the identification of any adjustments to our annual or interim consolidated financial statements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Management is currently assessing a plan to remediate this material weakness. However, we cannot assure you that we will be able to do so in a timely manner and such remediation efforts could require increased management time and attention and resources.

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

Our business is subject to the risk of political events, war, terrorism, other business interruptions, earthquakes, fire, power outages, floods, and other catastrophic events.

War, terrorism, geopolitical uncertainties, trade restrictions, public health issues, natural disasters and other business interruptions have caused and may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, which could have a material adverse effect on our business, our customers, and companies with which we do business. For example, the Trump Administration recently signaled that it may alter trade terms between China and the United States, including limiting trade with China and/or imposing tariffs on imports from China. Political uncertainty surrounding these trade terms could have a negative effect on consumer confidence and spending, which could adversely affect our business.

Our business is also vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, human errors, break-ins, and similar events. The third-party systems and operations and contract manufacturers we rely on, such as the data centers we lease, are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, operating results, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of our data center facilities are located in California, a state that frequently experiences earthquakes. In addition, the facilities at which our contract manufacturers manufacture our products are located in parts of Asia that frequently endure typhoons and earthquakes. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our or our suppliers’, contract manufacturers’, and logistics providers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California or other locations where we have data centers or store significant inventory of our products. As we rely heavily on our data center facilities, computer and communications systems, and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ businesses, which could have an adverse effect on our business, operating results, and financial condition.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $4.51 to $51.90 through June 30, 2018. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of June 30, 2018, there were 245.0 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of June 30, 2018, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.5 million shares of Class A common stock and 17.6 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of June 30, 2018 that may be settled for 23.8 million shares of Class A common stock and 0.1 million shares of Class B common stock. As of June 30, 2018, all of the shares issuable upon the exercise of stock options or settlement of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, and certain other holders of our Class B common stock collectively will control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

None.

Item 6. Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1*	Offer Letter, dated as of July 28, 2014, from the Company to Mr. Kisling.	8-K	001-37444	10.1	6/06/2018
10.2*	Retention Agreement, dated as of June 15, 2015, by and between the Company and Mr. Kisling.	8-K	001-37444	10.2	6/06/2018
10.3*	Consulting Agreement, dated as of June 15, 2018, by and between the Company and Mr. Zerella.	8-K	001-37444	10.1	6/20/2018
10.4†	First Amendment to Office Sublease, dated May 30, 2018, by and between the Company and Charles Schwab & Co., Inc.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.

†	Portions of this exhibit have been granted confidential treatment by the SEC.
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

FITBIT, INC.

Date:	August 3, 2018	/s/ Ronald W. Kisling
Ronald W. Kisling
Chief Financial Officer (Principal Financial and Accounting Officer)