Form 10-Q
period 2018-09-29
FITBIT INC
filed 2018-11-05
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of October 24, 2018, there were 217,249,641 shares of the registrant’s Class A common stock outstanding and 31,281,638 shares of the registrant’s Class B common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 29, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$402,237	$341,966
Marketable securities	221,083	337,334
Accounts receivable, net	325,964	406,019
Inventories	195,112	123,895
Income tax receivable	8,962	77,882
Prepaid expenses and other current assets	45,541	97,269
Total current assets	1,198,899	1,384,365
Property and equipment, net	106,520	104,908
Goodwill	61,058	51,036
Intangible assets, net	25,680	22,356
Deferred tax assets	3,920	3,990
Other assets	10,003	15,420
Total assets	$1,406,080	$1,582,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$232,991	$212,731
Accrued liabilities	386,384	452,137
Deferred revenue	27,350	35,504
Income taxes payable	6,580	928
Total current liabilities	653,305	701,300
Long-term deferred revenue	5,458	6,928
Other liabilities	52,596	49,884
Total liabilities	711,359	758,112
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	25	24
Additional paid-in capital	1,025,803	956,060
Accumulated other comprehensive income (loss)	3,333	(9)
Accumulated deficit	(334,440)	(132,112)
Total stockholders’ equity	694,721	823,963
Total liabilities and stockholders’ equity	$1,406,080	$1,582,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Revenue	$393,575	$392,522	$940,784	$1,044,763
Cost of revenue	240,061	217,762	554,132	602,459
Gross profit	153,514	174,760	386,652	442,304
Operating expenses:
Research and development	79,840	84,170	256,223	252,471
Sales and marketing	66,676	77,536	239,573	269,442
General and administrative	24,812	40,690	91,111	102,815
Total operating expenses	171,328	202,396	586,907	624,728
Operating loss	(17,814)	(27,636)	(200,255)	(182,424)
Interest income, net	2,072	1,162	5,599	2,451
Other income (expense), net	(5,141)	(702)	(2,366)	134
Loss before income taxes	(20,883)	(27,176)	(197,022)	(179,839)
Income tax expense (benefit)	(18,827)	86,227	4,179	51,883
Net loss	$(2,056)	$(113,403)	$(201,201)	$(231,722)
Net loss per share:
Basic	$(0.01)	$(0.48)	$(0.83)	$(1.00)
Diluted	$(0.01)	$(0.48)	$(0.83)	$(1.00)
Shares used to compute net loss per share:
Basic	245,838	234,242	242,746	230,918
Diluted	245,838	234,242	242,746	230,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net loss	$(2,056)	$(113,403)	$(201,201)	$(231,722)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit (expense) of $43, $192, $709 and $(7), respectively	868	(6,793)	6,780	(20,582)
Less: reclassification for realized net gains included in net loss, net of tax expense (benefit) of $(115), $-, $(244) and $7, respectively	(2,334)	6,617	(3,362)	8,264
Net change, net of tax	(1,466)	(176)	3,418	(12,318)

Change in foreign currency translation adjustment	—	—	—	314
Change in unrealized gain (loss) on available-for-sale investments, net of tax	120	48	(88)	133
Less reclassification for realized net gain (loss)	—	—	12	(12)
Net change, net of tax	120	48	(76)	121
Comprehensive loss	$(3,402)	$(113,531)	$(197,859)	$(243,605)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017

Cash Flows from Operating Activities
Net loss	$(201,201)	$(231,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	37	7,805
Provision for inventory obsolescence	9,019	13,395
Depreciation	35,388	28,338
Write-off of property and equipment	7,513	5,250
Amortization of intangible assets	5,866	4,134
Stock-based compensation	73,613	67,256
Deferred income taxes	(1,690)	132,815
Impairment of equity investment	6,000	—
Other	(693)	1,301
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	80,227	208,899
Inventories	(80,064)	79,448
Prepaid expenses and other assets	123,356	(125,504)
Accounts payable	16,357	(122,160)
Accrued liabilities and other liabilities	(68,208)	(48,869)
Deferred revenue	(9,649)	(9,846)
Income taxes payable	5,653	(1,822)
Net cash provided by operating activities	1,524	8,718
Cash Flows from Investing Activities
Purchase of property and equipment	(40,174)	(58,199)
Purchases of marketable securities	(284,986)	(494,540)
Sales of marketable securities	93,020	19,806
Maturities of marketable securities	309,323	500,576
Acquisition, net of cash acquired	(13,646)	(556)
Net cash provided by (used in) investing activities	63,537	(32,913)
Cash Flows from Financing Activities
Repayment of debt	(747)	—
Proceeds from issuance of common stock	11,641	13,893
Taxes paid related to net share settlement of restricted stock units	(15,684)	(10,804)
Net cash (used in) provided by financing activities	(4,790)	3,089
Net increase (decrease) in cash and cash equivalents	60,271	(21,106)
Effect of exchange rate on cash and cash equivalents	—	467
Cash and cash equivalents at beginning of period	341,966	301,320
Cash and cash equivalents at end of period	$402,237	$280,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 29, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 91 days in each of the three months ended September 29, 2018 and September 30, 2017, and 272 and 273 days in the nine months ended September 29, 2018 and September 30, 2017, respectively.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The primary estimates and assumptions made by management are related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock options, fair value of derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the number of reportable segments, the recoverability of intangible assets and their useful lives, contingencies, income taxes, impairment of equity investment, and unused advertising credits from a non-monetary transaction. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue upon transfer of control of promised goods or services to customers at transaction price, an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Transaction price is calculated selling price net of variable consideration which may include estimates for future returns and sales incentives related to current period product revenue.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company estimates reserves for these policies and programs based on historical experience, and records the reserves as a reduction of revenue and an accrued liability. Through September 29, 2018, actual returns have primarily been open-box

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

returns. In addition, through September 29, 2018, the Company has had limited price protection claims. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow the Company to estimate expected future product returns. The Company reviews the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. The Company then applies the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, the Company also provides a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and records an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

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

During the nine months ended September 29, 2018, the Company released $12.4 million in outstanding product return and rebate reserves related to Wynit, as it believed the possibility of future claims associated with these reserves was remote. This reserve release resulted in a $12.4 million increase in revenue during the nine months ended September 29, 2018.

Non-Monetary Transaction

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash, which was amended in October 2018 to extend the contractual period from four to six years. The Company recorded the transaction based on the estimated fair value of the products exchanged. For the year ended December 31, 2016, the Company recorded $15.0 million of revenue and $7.0 million of associated cost of goods sold upon exchange of the products for advertising credits of $13.0 million and cash of $2.0 million. The $13.0 million of unused advertising credits remaining as of December 31, 2016 were recorded in prepaid expenses and other current assets, and other assets. Such credits are expected to be used over the contractual period of six years, and will be expensed as advertising services are received. During the three months ended

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

September 29, 2018 and September 30, 2017, negligible amounts of credits were utilized in each of these periods, and during the nine months ended September 29, 2018 and September 30, 2017, $1.1 million and $0.3 million, respectively, of credits were utilized in each of these periods. The Company’s prepaid and other assets related to unused advertising credits as of September 29, 2018 and December 31, 2017 were $11.1 million and $12.2 million, respectively.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance; ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 requires lessees to recognize right-of-use assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. Topic 842 will become effective for the Company on January 1, 2019, and requires adoption using a modified retrospective approach. The Company is continuing to make progress in evaluating the impact of this guidance on its consolidated financial statements, and preliminary assessments are subject to change. The Company’s implementation team has made progress in its project plan, which includes evaluating contracts, developing policies, processes and information technology tools to report financial results, and implementing and evaluating the Company’s internal controls over financial reporting that will be necessary under the new standard. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which amount other things, allows the carryforward of the historical lease classification. The Company anticipates that the adoption will have a material impact on its consolidated balance sheets, as it will now include a right of use asset and a lease liability for the obligation to make lease payments related to substantially all operating lease arrangements; however, the Company does not expect the adoption to have a material impact on its consolidated statements of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements and will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements and will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The Company adopted ASU 2014-09 effective January 1, 2018, utilizing the modified retrospective transition method. Prior periods were not retrospectively adjusted. Upon adoption, the Company recognized an immaterial cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for products shipped, and the timing and classification of certain sales incentives, which are expected to generally be recognized earlier than historical guidance. The Company believes the new guidance is materially consistent with its historical revenue recognition policy. In addition, ASU 2014-09 requires the presentation of sales returns reserve as a current liability. The Company’s sales return reserve was $78.5 million as of September 29, 2018, presented within “Accrued liabilities” and was $109.9 million as of December 31, 2017, presented within “Accounts receivable, net.”

The impact to revenue, accounts receivable, deferred revenue, and accrued liabilities as a result of applying ASU 2014-09 for the three and nine months ended or as of September 29, 2018 was as follows (in thousands):

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
	Under ASC 605	Impact	Under ASC 606	Under ASC 605	Impact	Under ASC 606

Revenue	$395,438	$(1,863)	$393,575	$941,272	$(488)	$940,784
Accounts receivable, net	247,447	78,517	325,964	247,447	78,517	325,964
Deferred revenue	33,102	(294)	32,808	33,102	(294)	32,808
Accrued liabilities	306,663	79,721	386,384	306,663	79,721	386,384
Accumulated deficit	(327,952)	(6,488)	(334,440)	(327,952)	(6,488)	(334,440)

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 29, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$218,567	$—	$—	$218,567
U.S. government agencies	—	82,734	—	82,734
Corporate debt securities	—	207,378	—	207,378
Derivative assets	—	4,681	—	4,681
Total	$218,567	$294,793	$—	$513,360
Liabilities:
Derivative liabilities	$—	$86	$—	$86
Stock warrant liability	—	—	412	412
Total	$—	$86	$412	$498

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$193,066	$—	$—	$193,066
U.S. government agencies	—	79,624	—	79,624
Corporate debt securities	—	291,582	—	291,582
Total	$193,066	$371,206	$—	$564,272
Liabilities:
Derivative liabilities	$—	$2,138	$—	$2,138
Stock warrant liability	—	—	208	208
Total	$—	$2,138	$208	$2,346

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

There were no Level 3 assets as of September 29, 2018 and December 31, 2017. There were Level 3 liabilities as of September 29, 2018 and December 31, 2017. There have been no transfers between fair value measurement levels during the three and nine months ended September 29, 2018 and September 30, 2017.

In December 2017, the Company acquired an equity ownership interest in a privately-held company in exchange for $6.0 million in cash. The Company does not have a controlling interest or the ability to exercise significant influence over the investee, and this investment does not have a readily determinable fair value. Upon adoption of ASU 2016-01 on January 1, 2018, the Company elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such changes in the basis of the equity investment are recognized in “Other income (expense), net” in the Company’s consolidated statement of operations. During the three months ended September 29, 2018, the Company identified events and circumstances that indicated that there was a decline in the fair value of this investment. As a result, the Company performed an assessment of the financial condition, financial forecast, near-term financing prospects, and other factors of the issuer, and concluded that this equity investment was fully impaired and recorded an impairment loss of $6.0 million. This equity investment was classified within “Other assets” on the Company’s consolidated balance sheets as of September 29, 2018 and December 31, 2017.

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

The following table sets forth cash, cash equivalents and marketable securities as of September 29, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$114,641	$—	$—	$114,641	$114,641	$—
Money market funds	218,567	—	—	218,567	218,567	—
U.S. government agencies	82,837	1	(104)	82,734	13,649	69,085
Corporate debt securities	207,426	2	(50)	207,378	55,380	151,998
Total	$623,471	$3	$(154)	$623,320	$402,237	$221,083

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$115,028	$—	$—	$115,028	$115,028	$—
Money market funds	193,066	—	—	193,066	193,066	—
U.S. government agencies	79,722	1	(99)	79,624	6,595	73,029
Corporate debt securities	291,738	15	(171)	291,582	27,277	264,305
Total	$679,554	$16	$(270)	$679,300	$341,966	$337,334

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The gross unrealized gains or losses on marketable securities as of September 29, 2018 and December 31, 2017 were not material. There were no available-for-sale investments as of September 29, 2018 and December 31, 2017 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	September 29, 2018	December 31, 2017

Due in one year	$221,083	$319,112
Due in one to two years	—	18,222
Total	$221,083	$337,334

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

The Company periodically assesses the effectiveness of its cash flow hedges. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. The Company records the gains or losses, net of tax, related to its cash flow hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income (loss) would immediately be reclassified to other income (expense), net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows. Prior to the adoption of ASU 2017-12, the Company recorded the gains or losses related to the ineffective portion of its cash flow hedges, if any, immediately in other income (expense), net. For the period ended September 30, 2017, the ineffective portion of the Company’s cash flow hedges were not material.

The Company had outstanding contracts with a total notional amount of $60.2 million in cash flow hedges for forecasted revenue as of September 29, 2018, and no outstanding contracts that were designated in cash flow hedges for forecasted revenue as of December 31, 2017.

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

The Company had outstanding balance sheet hedges with a total notional amount of $146.3 million and $141.2 million as of September 29, 2018 and December 31, 2017, respectively.

Fair Value of Foreign Currency Derivatives

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		September 29, 2018		December 31, 2017
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Cash flow designated hedges	Prepaid expenses and other current assets	$3,882	$—	$—	$—
Cash flow designated hedges	Accrued liabilities	—	—	—	—
Hedges not designated	Prepaid expenses and other current assets	799	—	—	—
Hedges not designated	Accrued liabilities	—	86	—	2,138
Total fair value of derivative instruments		$4,681	$86	$—	$2,138

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI – effective portion		$911	$(6,603)	$7,489	$(20,590)
Gain (loss) reclassified from OCI into income – effective portion	Revenue	2,449	(6,617)	3,606	(6,897)
Loss reclassified from OCI into income – effective portion	Operating expenses	—	—	—	(1,405)
Gain recognized in income – ineffective portion	Other income, net	—	—	—	21
Gain recognized in income – excluded time value portion	Other income, net	—	672	—	1,516
Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income, net	1,035	(2,062)	3,335	(8,838)

As of September 29, 2018, all net derivative gains related to the Company’s cash flow hedges will be reclassified from OCI into revenue within the next 12 months.

Effect of Derivative Contracts on Condensed Consolidated Statements of Operations

The following table provides the location in the condensed consolidated statements of operations and amount of the recognized gains or losses to the Company’s derivative instruments designated as hedging instruments (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in revenue	$393,575	$392,522	$940,784	$1,044,763
Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in operating expenses	171,328	202,396	586,907	624,728
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from OCI into revenue	2,449	(6,617)	3,606	(6,897)
Losses on foreign exchange contracts designated as cash flow hedges reclassified from OCI into operating expenses	—	—	—	(1,405)

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

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of September 29, 2018 and December 31, 2017 (in thousands):

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
September 29, 2018	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$4,681	$—	$4,681	$86	$—	$4,595
Foreign exchange contracts liabilities	86	—	86	86	—	—

	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$—	$—	$—	$—	$—	$—
Foreign exchange contracts liabilities	2,138	—	2,138	—	—	2,138

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

Changes in the total short-term and long-term deferred revenue balance were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018

Beginning balances	$32,835	$42,432
Deferral of revenue	10,176	25,885
Recognition of deferred revenue	(10,203)	(35,509)
Ending balances	$32,808	$32,808

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017(1)	September 29, 2018	September 30, 2017(1)

Beginning balances	$74,996	$51,520	$109,872	$98,851
Increases	43,383	56,445	106,385	146,356
Returns taken	(39,862)	(46,067)	(137,740)	(183,309)
Ending balances	$78,517	$61,898	$78,517	$61,898

(1)
The Company corrected the amounts presented as “Increases” and “Returns taken” for the three and nine months ended September 30, 2017. The Company did not consider this correction to be material since it had no impact on the beginning and ending balances of the revenue returns reserve and did not have any impact on its condensed consolidated balance sheets and statements of operations.

Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	September 29, 2018	December 31, 2017

Components	$19,608	$3,825
Finished goods	175,504	120,070
Total inventories	$195,112	$123,895

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 29, 2018	December 31, 2017

Prepaid expenses	$16,298	$24,204
Point-of-purchase displays, net	8,114	14,750
Derivative assets	4,681	—
Prepaid marketing	2,525	6,074
Insurance receivable	—	37,300
Other	13,923	14,941
Total prepaid expenses and other current assets	$45,541	$97,269

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 29, 2018	December 31, 2017

Tooling and manufacturing equipment	$69,889	$66,854
Furniture and office equipment	22,756	20,942
Purchased and internally-developed software	20,925	18,112
Leasehold improvements	66,053	58,431
Total property and equipment	179,623	164,339
Less: Accumulated depreciation and amortization	(73,103)	(59,431)
Property and equipment, net	$106,520	$104,908

Total depreciation and amortization expense related to property and equipment, net was $11.8 million and $9.1 million for the three months ended September 29, 2018 and September 30, 2017, respectively, and $35.4 million and $28.3 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill

Balance at December 31, 2017	$51,036
Goodwill acquired	10,022
Balance at September 29, 2018	$61,058

The increase in the carrying amount of goodwill during the nine months ended September 29, 2018 was attributable to an acquisition in February 2018 described in Note 11.

The carrying amounts of the intangible assets as of September 29, 2018 and December 31, 2017 were as follows (in thousands, except useful life):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	September 29, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$35,988	$(14,116)	$21,872	$30,588	$(8,738)	$21,850
Customer relationships	3,790	(316)	3,474	—	—	—
Trademarks and other	1,278	(944)	334	1,278	(772)	506
Total intangible assets, net	$41,056	$(15,376)	$25,680	$31,866	$(9,510)	$22,356

The increase in the carrying amount of goodwill during the nine months ended September 29, 2018 was attributable to an acquisition in February 2018 described in Note 11. Total amortization expense related to intangible assets was $2.1 million and $1.4 million for the three months ended September 29, 2018 and September 30, 2017, respectively, and $5.9 million and $4.1 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after September 29, 2018 was as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2018	$1,854	$207	$2,061
2019	6,634	827	7,461
2020	5,854	643	6,497
2021	5,854	597	6,451
2022	1,180	597	1,777
Thereafter	—	1,433	1,433
Total finite-lived intangible assets, net	$21,376	$4,304	$25,680

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 29, 2018	December 31, 2017

Accrued sales incentives	$98,812	$111,592
Accrued revenue reserve from returns	78,517	—
Product warranty	47,855	87,882
Accrued manufacturing expense and freight	32,738	41,901
Employee-related liabilities	30,949	33,266
Accrued co-op advertising and marketing development funds	19,599	30,408
Accrued sales and marketing	15,325	44,401
Inventory received but not billed	15,218	10,526
Sales taxes and VAT payable	15,191	21,340
Accrued research and development	6,064	8,983
Accrued legal settlements and fees	4,979	36,693
Derivative liabilities	86	2,138
Other	21,051	23,007
Accrued liabilities	$386,384	$452,137

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Product warranty reserve activities were as follows (in thousands)(1):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Beginning balances	$50,468	$72,761	$87,882	$99,923
Charged to cost of revenue	9,245	26,825	(1,722)	44,167
Changes related to pre-existing warranties	(1,354)	5,669	(9,226)	8,142
Settlement of claims	(10,504)	(18,576)	(29,079)	(65,553)
Ending balances	$47,855	$86,679	$47,855	$86,679

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

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total

Balance at December 31, 2017	$66	$—	$(75)	$(9)
Other comprehensive income (loss) before reclassifications	6,780	—	(88)	6,692
Amounts reclassified from AOCI	(3,362)	—	12	(3,350)
Other comprehensive income (loss)	3,418	—	(76)	3,342
Balance at September 29, 2018	$3,484	$—	$(151)	$3,333

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

The Company was in compliance with the financial covenants under the Senior Facility as of September 29, 2018. As of September 29, 2018, the Company had no outstanding borrowings under the Senior Facility and had outstanding letters of credit totaling $36.8 million, issued to cover various security deposits on its facility leases.

Letters of Credit

As of September 29, 2018 and December 31, 2017, the Company had outstanding letters of credit of $36.8 million and $36.9 million, respectively, in each period issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

6.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2019 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company’s leases are accounted for as operating leases. In June 2018, the Company notified the lessor of its intent to sublease a portion of one of its San Francisco offices. Under the terms of the lease, the lessor has the right to recapture this space. The lessor elected to exercise their recapture right effective August 1, 2018, which resulted in a reduction of approximately $81.4 million in the Company’s future lease obligations associated with this lease. Future minimum payments under the Company’s noncancelable lease agreements, reduced by the recaptured amount, was as follow (in thousands):

Remaining 2018	$8,399
2019	33,550
2020	29,387
2021	27,130
2022	26,850
Thereafter	37,554
Total future minimum lease payments	$162,870

 Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $7.3 million and $10.4 million for the three months ended September 29, 2018 and September 30, 2017, respectively, and $24.1 million and $29.6 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.

Purchase Commitments

The aggregate amount of open purchase orders as of September 29, 2018 was approximately $434.6 million, of which $185.0 million related to the Company’s migration to a third-party hosting provider. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduces forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of September 29, 2018, $11.6 million was accrued for such liabilities to contract manufacturers.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On January 31, 2017, plaintiffs filed a motion for class certification. Plaintiffs’ motion for class certification was granted on November 20, 2017. On April 20, 2017, the Company filed a motion for summary judgment. The Company’s motion for summary judgment was denied on December 8, 2017. During the three months ended June 30, 2018, the parties agreed to a settlement and on August 1, 2018, the plaintiffs filed a motion for preliminary approval of the class action settlement. On September 13, 2018, the court held a hearing and denied preliminary settlement approval without prejudice and ordered revised settlement papers be filed by October 26, 2018.

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

In response to an April 3, 2018 arbitration demand from Kate McLellan, one of the original plaintiffs who was compelled to arbitration, the Company attempted to resolve the individual claim with Ms. McLellan. At the May 31, 2018 hearing, the Court expressed concern that the Company was “picking off” McLellan and thereby undermining the arbitration option and the Court’s prior order on arbitration, and ordered additional briefing. On July 24, 2018, the Court awarded the plaintiffs their attorneys’ fees on the motion practice, but denied plaintiffs’ request that the arbitration right should be waived as a sanction. The parties are moving forward in private arbitration with Ms. McLellan.

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
On June 1, 2017 and June 9, 2017, two additional derivative lawsuits were filed in the Delaware Court of Chancery. Plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the IPO and/or the Secondary Offering. On August 3, 2017, another derivative lawsuit was filed in the Delaware Court of Chancery on the same allegations. There is temporary stay in all three cases. On March 15, 2018, the three derivative lawsuits were consolidated and a Second Amended Complaint was filed on the same allegations of the individual complaints, alleging the same claims, and seeking the same remedy. On April 26, 2017, the Company filed a motion to dismiss for failure to state a claim. The hearing on the motion was held on September 6, 2018.
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
On July 10, 2017, Immersion Corporation also filed a lawsuit against the Company in the Shanghai Intellectual Property Court, alleging infringement of three Immersion Chinese patents. In addition to the Company, Immersion named Runtong, one of the Company’s former distributors in China. On August 23, 2017, two additional defendants were added, Fitbit Shanghai and Rkylin, a current distributor in China. In December 2017, the Company filed petitions to invalidate the patents. The invalidation proceedings as to all three patents were instituted. Hearings on two of the patents were held on April 16, 2018 and April 26, 2018; the third was scheduled for May 30, 2018.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Indemnification
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

7.    Stockholders’ Equity

Stock Option Exchange

On April 13, 2017, the Company filed its definitive proxy statement and submitted to stockholders a proposal for a stock option exchange program (the “Program”). The Program allowed the Company employees, including its executive officers other than its President, Chief Executive Officer, and Chairman, Chief Technology Officer, and Chief Financial Officer (“Eligible Employees”), to exchange out-of-the-money or “underwater” options to purchase shares of the Company’s Class A common stock or Class B common stock currently held by such Eligible Employees for a lesser number of restricted stock units (“RSUs”) that may be settled for shares of its Class A common stock, (“New RSUs”), under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Each New RSU represented an unfunded right to receive one share of the Company’s Class A common stock on a date in the future, which generally is the date on which the New RSU will vest. Eligible Employees participating in the Program received one New RSU for every two “out-of-the-money” options that they exchanged. The New RSUs would generally vest over the remaining vesting period of the exchanged option (subject to a one-year minimum vesting period). None of the members of the Company’s board of directors were eligible to participate in the Program. On May 25, 2017, the Company’s stockholders approved the Program at the 2017 Annual Meeting of Stockholders. The Company subsequently commenced the Program by filing a tender offer statement on Schedule TO with the SEC on June 21, 2017. The Program expired on July 19, 2017. A total of 3.7 million “underwater” stock options were tendered by the Eligible Employees, representing approximately 85% of the stock options eligible for exchange. On July 20, 2017, the Company granted an aggregate of 1.8 million New RSUs under the 2015 Plan in exchange for the “underwater” stock options tendered. The completion of the Program resulted in total incremental unrecognized stock-based compensation expense of $8.5 million, to be recognized over the greater of one year or the remaining vesting service period of the tendered stock options.

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and RSUs granted under the 2007 Plan would remain subject to the terms of the 2007 Plan. As of September 29, 2018, 18.3 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
Balance—December 31, 2017	21,386	$3.01
Granted	—	—
Exercised	(2,339)	2.33
Forfeited or canceled	(582)	7.05
Balance—September 29, 2018	18,465	2.97	$50,236

Stock options vested and expected to vest—September 29, 2018	18,455	2.97	50,219
Stock options exercisable—September 29, 2018	16,758	2.72	48,539

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of September 29, 2018 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $5.35 as of September 29, 2018.

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2017	19,188	$9.13
Granted	13,709	5.11
Vested	(7,806)	8.42
Forfeited or canceled	(4,389)	8.07
Unvested balance—September 29, 2018	20,702	$6.96

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

Warrant

On July 10, 2017, the Company issued a warrant to purchase 0.5 million shares of Class A common stock. The warrant is exercisable based on service and performance-based conditions and has an exercise price of $5.23 per share and a contractual term of ten years. As of September 29, 2018, 0.5 million warrants were outstanding.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of revenue	$1,999	$1,379	$5,129	$2,889
Research and development	14,097	12,947	43,858	40,280
Sales and marketing	3,638	3,679	10,996	11,301
General and administrative	4,381	4,792	13,630	12,786
Total stock-based compensation expense	$24,115	$22,797	$73,613	$67,256

As of September 29, 2018, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $134.0 million, which the Company expects to recognize over an estimated weighted average period of 2.0 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three and nine months ended September 29, 2018, the Company recorded an expense (benefit) for income taxes of $(18.8) million and $4.2 million, respectively, for an effective tax rate of 90.2% and (2.1)%, respectively. The effective tax rate for the nine months ended September 29, 2018, was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. deferred tax assets, the mix of income/losses between its foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized. Included in this tax amount was a discrete tax benefit of $4.0 million in connection with a fixed assets depreciation tax method change filed with the 2017 income tax return.

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

In December 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address U.S. GAAP application when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects by the 2017 Tax Act. For the nine months ended September 29, 2018, no changes have been made to the provisional amounts previously recorded. The Company is still finalizing certain provisional amounts and will complete its analysis within the measurement period in accordance with SAB 118.

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the court withdrew the opinion issued on July 24, 2018 to allow time for a reconstituted panel of judges to confer. The Company will continue to monitor this case.

For the three and nine months ended September 30, 2017, the Company recorded an expense for income taxes of $86.2 million and $51.9 million, respectively, for an effective tax rate of (317.3)% and (28.8)%, respectively. The effective tax rate for the nine months ended September 30, 2017 was different than the statutory federal tax rate primarily due to the impact of a valuation allowance recorded against U.S. deferred tax assets, and the mix of income between United States and foreign jurisdictions.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”), which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of September 29, 2018, the Company maintained a full valuation allowance against all its U.S. deferred tax assets. No valuation allowance has been recorded against the Company’s foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

As of September 29, 2018, the total amount of gross unrecognized tax benefits was $38.8 million, of which $25.9 million would affect the effective tax rate if recognized. The Company does not have any tax positions as of September 29, 2018 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

9.    Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Net loss	$(2,056)	$(113,403)	$(201,201)	$(231,722)

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	245,838	234,242	242,746	230,918
Effect of dilutive securities	—	—	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	245,838	234,242	242,746	230,918
Net loss per share:
Basic	$(0.01)	$(0.48)	$(0.83)	$(1.00)
Diluted	$(0.01)	$(0.48)	$(0.83)	$(1.00)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Stock options to purchase common stock	11,982	14,768	12,150	18,874
RSUs	8,123	9,791	8,607	10,235
Warrant	230	411	230	137
Diluted impact of ESPP	191	73	177	125
Diluted common stock subject to vesting	—	100	—	113
Total	20,526	25,143	21,164	29,484

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
D	13%	12%	*	*
C	12	17	10%	14%
G	10	*	*	*
* Represents less than 10%.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at September 29, 2018 and December 31, 2017 were as follows:

	September 29, 2018	December 31, 2017
G	13%	*
D	13	*
C	12	17%
B	*	13
E	*	11

* Represents less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
United States	$230,171	$244,204	$552,118	$613,825
Americas excluding United States	24,799	25,276	56,737	69,656
Europe, Middle East, and Africa	104,186	88,672	234,693	285,045
APAC	34,419	34,370	97,236	76,237
Total	$393,575	$392,522	$940,784	$1,044,763

As of September 29, 2018 and December 31, 2017, long-lived assets, which represent property and equipment, located outside the United States were $34.7 million and $30.0 million, respectively.

11.   Acquisitions

2018 Acquisition

In February 2018, the Company completed a purchase of Twine Health, Inc., a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $16.7 million, of which $5.4 million was allocated to developed technology intangible assets, $3.8 million to customer relationships intangible asset, $10.0 million to goodwill, $1.8 million to deferred tax liabilities, $0.2 million to deferred revenue, and $0.6 million to net assumed liabilities. The allocation of the purchase price consideration is provisional and the Company will complete its analysis within the measurement period pursuant to Topic 805, with any adjustments being recorded to goodwill. Approximately $2.6 million of the consideration payable to Twine Health, Inc. was held as partial security for certain indemnification obligations, and will be held back for payment until August 2019. The acquisition is expected to extend the Company’s reach into healthcare and lay the foundation to expand its offerings to health plans, health systems and self-insured employers, while creating opportunities to increase subscription-based revenue. The amortization period of the acquired developed technology and customer relationships are approximately four and seven years, respectively. Goodwill is not deductible for tax purposes.

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

We started shipping the following product during the third quarter of 2018:

•
Fitbit Charge 3 is the latest health and fitness tracker in our Charge family of devices. Fitbit Charge 3 offers a swim-proof design with a touchscreen display and an advanced health and fitness experience that includes features like goal-based exercise modes, female health tracking, automatic sleep insights and up to seven days of battery life.  We began shipping Fitbit Charge 3 in September 2018.

The following are financial highlights for the three and nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	$393,575	$392,522	$940,784	$1,044,763
Net loss	$(2,056)	$(113,403)	$(201,201)	$(231,722)
Adjusted EBITDA	$21,037	$5,853	$(80,989)	$(74,622)
Devices sold	3,539	3,624	8,372	9,952

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

Devices Sold

Devices sold represents the number of wearable devices that are sold during a period, net of expected returns. Devices sold does not include sales of accessories. Growth rates between devices sold and revenue are not necessarily correlated because our revenue is affected by other variables, such as the types of products sold during the period, the introduction of new product offerings with differing U.S. manufacturer’s suggested retail prices, or MSRPs, and sales of accessories and premium services.

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement. A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device. In the three and nine months ended September 29, 2018, 42.3% and 38.8%, respectively, of Activations came from Repeat Users, with Re-Activated Users representing 49.2% and 49.8%, respectively, of those Repeat Users. In the three and nine months ended September 30, 2017, 42.1% and 38.5%, respectively, of Activations came from Repeat Users, with Re-Activated Users representing 38.7% and 39.4%, respectively, of those Repeat Users. The number of Activations from Repeat Users and the number of Re-Activated Users for any period is measured promptly after the measurement period and is not updated.

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

We define adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation, intangible assets amortization, litigation expense (credit) related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of our restructuring in 2017, impairment of equity investment, interest income, net, and income tax benefit.

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

The following table presents a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net loss	$(2,056)	$(113,403)	$(201,201)	$(231,722)
Stock-based compensation expense (1)	24,115	22,797	73,613	66,528
Litigation expense	—	874	765	2,293
Restructuring	—	—	—	6,375
Impairment of equity investment	6,000	—	6,000	—
Depreciation and intangible assets amortization	13,877	10,520	41,254	32,472
Interest income, net	(2,072)	(1,162)	(5,599)	(2,451)
Income tax expense (benefit)	(18,827)	86,227	4,179	51,883
Adjusted EBITDA	$21,037	$5,853	$(80,989)	$(74,622)

(1)A portion of stock-based compensation expense for the nine months ended September 30, 2017 was allocated to and included in "Restructuring," thus explaining the difference between the total in this table compared to the amount in the Stock-Based Compensation Expense table presented within Operating Results below.

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to non-GAAP free cash flow (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Net cash provided by operating activities	$1,524	$8,718
Purchase of property and equipment	(40,174)	(58,199)
Non-GAAP free cash flow	$(38,650)	$(49,481)
Net cash provided by (used in) investing activities	$63,537	$(32,913)
Net cash provided by (used in) financing activities	$(4,790)	$3,089

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

Other Income (Expense), Net

Other income, net consists of foreign currency gains and losses, and impairment loss from an equity investment.

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

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Court withdrew the opinion issued on July 24, 2018 to allow time for a reconstituted panel of judges to confer. We will continue to monitor the case.

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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Consolidated Statements of Operations Data:
Revenue	$393,575	$392,522	$940,784	$1,044,763
Cost of revenue(1)	240,061	217,762	554,132	602,459
Gross profit	153,514	174,760	386,652	442,304
Operating expenses:
Research and development(1)	79,840	84,170	256,223	252,471
Sales and marketing(1)	66,676	77,536	239,573	269,442
General and administrative(1)	24,812	40,690	91,111	102,815
Total operating expenses	171,328	202,396	586,907	624,728
Operating loss	(17,814)	(27,636)	(200,255)	(182,424)
Interest income, net	2,072	1,162	5,599	2,451
Other income (expense), net	(5,141)	(702)	(2,366)	134
Loss before income taxes	(20,883)	(27,176)	(197,022)	(179,839)
Income tax expense (benefit)	(18,827)	86,227	4,179	51,883
Net loss	$(2,056)	$(113,403)	$(201,201)	$(231,722)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock-Based Compensation Expense:
Cost of revenue	$1,999	$1,379	$5,129	$2,889
Research and development	14,097	12,947	43,858	40,280
Sales and marketing	3,638	3,679	10,996	11,301
General and administrative	4,381	4,792	13,630	12,786
Total stock-based compensation expense	$24,115	$22,797	$73,613	$67,256

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	61	55	59	58
Gross profit	39	45	41	42
Operating expenses:
Research and development	20	21	27	24
Sales and marketing	17	20	25	26
General and administrative	6	10	10	10
Total operating expenses	43	51	62	60
Operating loss	(4)	(6)	(21)	(18)
Interest income, net	1	—	1	—
Other income (expense), net	(1)	—	—	—
Loss before income taxes	(4)	(6)	(20)	(18)
Income tax expense (benefit)	(5)	24	—	5
Net loss	1%	(30)%	(20)%	(23)%

Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 29, 2018	September 30, 2017	$	%	September 29, 2018	September 30, 2017	$	%
Revenue	$393,575	$392,522	$1,053	—%	$940,784	$1,044,763	$(103,979)	(10)%

Revenue remained relatively flat during the three months ended September 29, 2018 compared to the same period in 2017. Consumers continued to migrate towards our higher-end smartwatches, offset in part by lower demand for our connected health and fitness devices. Revenue from our smartwatches increased to 49% of our revenue in the three months ended September 29, 2018, compared to 9% of our revenue in the same period in 2017. Total number of devices sold declined by 2%, from 3.6 million in the three months ended September 30, 2017 to 3.5 million in the three months ended September 29, 2018. The average selling prices of our devices increased by 3%, from $105 for the three months ended September 30, 2017 to $108 for the three months ended September 29, 2018, primarily due to sales of our recently introduced smartwatches, partially offset by increased promotional activities for our legacy products. Revenue from new product introductions, or NPI, defined as new products shipped in the past 12 months, increased by 95% to $244.9 million, or 62% of revenue, in the three months ended September 29, 2018, compared to the same period in the prior fiscal year. NPI revenue for the three months ended September 29, 2018 was primarily from Fitbit Versa, our new smartwatch, and Fitbit Charge 3, our latest tracker. Revenue from our direct channel, Fitbit.com, decreased by 34% to $22.1 million, or 6% of revenue, in the three months ended September 29, 2018, compared to the same period in the prior fiscal year. The decrease in our direct channel revenue was primarily driven by two factors. We did not ship Fitbit Charge 3 in our direct channel during the three months ended September 29, 2018 in order to align with timing of availability at major retailers. In addition, direct channel revenue decreased in part due to a decline in discounted sales derived from customer claims. In response to customer complaints about out of warranty devices, we offer certain customers discounts on new products in lieu of providing replacements. These discounts are generally redeemed through our direct channel. The improved quality of our products has resulted in fewer customer complaints and, as a result, the issuance of fewer discount offers, therefore driving a decrease in direct channel revenue.

Revenue decreased $104.0 million, or 10%, from $1,044.8 million for the nine months ended September 30, 2017 to $940.8 million for the nine months ended September 29, 2018. The decrease was driven by lower demand for our connected health and fitness devices as consumers continued their migration towards higher-end smartwatches. The decrease was offset in part by increased revenue from our smartwatches, which increased to 46% of our revenue in the nine months ended September 29, 2018, compared to 4% of our revenue in the same period in 2017. Total number of devices sold declined by 16%, from 10.0 million in the nine months ended September 30, 2017 to 8.4 million in the nine months ended September 29, 2018. The average selling prices of our devices increased by 8%, from $101 for the nine months ended September 30, 2017 to $108 for the nine months ended

September 29, 2018, primarily due to our shift towards smartwatches. During the nine months ended September 29, 2018, we also benefited from $12.4 million in revenue from the release of outstanding product return and rebate reserves related to Wynit Distribution, LLC, or Wynit, a distributor who filed for bankruptcy protection in September 2017, as we believe the possibility of future claims associated with these reserves is remote. NPI revenue decreased by 24% to $503.7 million, or 54% of revenue, in the nine months ended September 29, 2018, compared to the same period in the prior fiscal year. NPI revenue for the nine months ended September 29, 2018 was primarily from Fitbit Versa and Fitbit Charge 3. Revenue from our direct channel decreased by 19% to $96.4 million, or 10% of revenue, in the nine months ended September 29, 2018, compared to the same period in the prior fiscal year.

U.S. revenue, based on ship-to destinations, decreased $14.0 million, or 6%, from $244.2 million for the three months ended September 30, 2017 to $230.2 million for the three months ended September 29, 2018. International revenue, based on ship-to destinations, increased $15.1 million, or 10%, from $148.3 million for the three months ended September 30, 2017 to $163.4 million for the three months ended September 29, 2018, primarily due to an increase in revenue of 17% in the Europe, Middle East and Africa, or EMEA, region. Our Asia Pacific, or APAC, and Americas excluding the United States regions were relatively flat compared to the same period in the prior fiscal year.

U.S. revenue decreased $61.7 million, or 10%, from $613.8 million for the nine months ended September 30, 2017 to $552.1 million for the nine months ended September 29, 2018. International revenue decreased $42.3 million, or 10%, from $430.9 million for the nine months ended September 30, 2017 to $388.7 million for the nine months ended September 29, 2018, primarily due to decreases of 18% in the EMEA region, mainly due to a decline in the United Kingdom primarily due to the lag in its transition to smartwatches and thus was disproportionately exposed to the contraction in connected health and fitness devices, and 19% in the Americas excluding the United States region, offset in part by a 28% increase in the APAC region.

We expect our revenue to decrease for the full year 2018 compared to the full year 2017 as declines in connected health and fitness device revenue exceed growth from our recent smartwatch introductions.

Cost of Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 29, 2018	September 30, 2017	$	%	September 29, 2018	September 30, 2017	$	%
Cost of revenue	$240,061	$217,762	$22,299	10%	$554,132	$602,459	$(48,327)	(8)%
Gross profit	153,514	174,760	(21,246)	(12)%	386,652	442,304	(55,652)	(13)%
Gross margin	39%	45%			41%	42%

Cost of revenue increased $22.3 million, or 10%, from $217.8 million for the three months ended September 30, 2017 to $240.1 million for the three months ended September 29, 2018 and decreased $48.3 million, or 8%, from $602.5 million for the nine months ended September 30, 2017 to $554.1 million for the nine months ended September 29, 2018. The increase during the three months ended September 29, 2018, compared to the same period in 2017, was primarily due to significant product mix shift towards higher cost smartwatches, which increased from 9% of revenue in the three months ended September 30, 2017 to 49% of revenue in the three months ended September 29, 2018, partially offset by lower warranty costs and lower customer support contact rates due to improved quality of our products. The decrease during the nine months ended September 29, 2018, compared to the same period in 2017, was due to decline of 16% in the number of devices sold during the current period and lower warranty costs and lower customer support contact rates due to improved quality of our products, offset in part by product mix shift towards higher cost smartwatches, which increased from 4% of revenue in the nine months ended September 30, 2017 to 46% of revenue in the nine months ended September 29, 2018.

Gross margin decreased from 45% for the three months ended September 30, 2017 to 39% for the three months ended September 29, 2018 primarily due to our product mix shift towards smartwatches which have lower gross margins than our connected health and fitness devices and increased promotional activities associated with legacy products, offset in part by lower warranty costs and lower customer support contact rates due to improved quality of our products.

Gross margin decreased from 42% for the nine months ended September 30, 2017 to 41% for the nine months ended September 29, 2018 primarily due to our product mix shift towards smartwatches which have lower gross margins than our connected health and fitness devices, an increase in promotional activities associated with legacy products, higher production scrap costs due to yield loss at a contract manufacturer, and an increase in accelerated depreciation of manufacturing and tooling equipment, offset in part by lower warranty costs and lower customer support contact rates due to improved quality of our products, the utilization of previously reserved component materials, and the recognition of $12.4 million in revenue due to the release of outstanding product return and rebate reserves related to Wynit described above.

We expect our gross margin to trend lower in 2018 compared to 2017 primarily due to our product mix shift from connected health and fitness devices to smartwatches, offset in part by lower warranty costs.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 29, 2018	September 30, 2017	$	%	September 29, 2018	September 30, 2017	$	%
Research and development	$79,840	$84,170	$(4,330)	(5)%	$256,223	$252,471	$3,752	1%

Research and development expenses decreased $4.3 million, or 5%, from $84.2 million for the three months ended September 30, 2017 to $79.8 million for the three months ended September 29, 2018. The decrease was due to a $2.9 million decrease in consulting and contractor expenses, a $2.0 million decrease in tooling and prototype material costs, and a $2.1 million decrease in allocation of facilities and IT-related expense, offset in part by a $1.3 million increase in third party hosting costs and an increase in personnel-related expenses primarily from a 1% increase in headcount.

Research and development expenses increased $3.8 million, or 1%, from $252.5 million for the nine months ended September 30, 2017 to $256.2 million for the nine months ended September 29, 2018. The increase was due to a $4.3 million increase in personnel-related expenses primarily from a 6% increase in headcount and a $2.6 million increase in third-party hosting costs, offset in part by a $4.2 million decrease in tooling and prototype material costs.

We expect our research and development expenses for the full year 2018 compared to the full year 2017 to remain relatively constant in absolute dollars and increase as a percentage of revenue.

Sales and Marketing

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 29, 2018	September 30, 2017	$	%	September 29, 2018	September 30, 2017	$	%
Sales and marketing	$66,676	$77,536	$(10,860)	(14)%	$239,573	$269,442	$(29,869)	(11)%

Sales and marketing expenses for the three months ended September 29, 2018 decreased $10.9 million or 14% from $77.5 million for the three months ended September 30, 2017 to $66.7 million for the three months ended September 29, 2018. During the three months ended September 29, 2018, we experienced a decrease of $7.0 million in advertising and marketing costs as we aligned our marketing spend to support the launch of our new product offerings, a decrease of $3.4 million in customer support costs due to improved quality and reduced case volume of our products, a decrease of $1.0 million in point-of-purchase display costs due to a reduced number of new displays, offset in part by an increase of $1.4 million in personnel-related expenses due to a 6% increase in headcount.

Sales and marketing expenses decreased $29.9 million, or 11%, from $269.4 million for the nine months ended September 30, 2017 to $239.6 million for the nine months ended September 29, 2018. The decline was primarily due to an $18.0 million decrease related to marketing activities accounted for as a reduction to revenue instead of sales and marketing expense, an $11.5 million decrease in customer support costs due to improved quality and reduced volume of our products, a $10.7 million decrease in point-of-purchase display costs due to a reduced number of new displays, offset in part by a $5.8 million increase in advertising and marketing costs to support our launch of Fitbit Versa and Fitbit Charge 3, and a $3.9 million increase in personnel-related expenses primarily due to a 6% increase in headcount.

We expect our sales and marketing expenses for the full year 2018 compared to the full year 2017 to decrease in absolute dollars and decrease as a percentage of revenue.

General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 29, 2018	September 30, 2017	$	%	September 29, 2018	September 30, 2017	$	%
General and administrative	$24,812	$40,690	$(15,878)	(39)%	$91,111	$102,815	$(11,704)	(11)%

General and administrative expenses for the three months ended September 29, 2018 decreased $15.9 million, or 39%, from $40.7 million for the three months ended September 30, 2017 to $24.8 million for the three months ended September 29, 2018. The decrease was primarily due to a $7.6 million decrease in bad debt expense resulting from Wynit’s bankruptcy filing, a $4.0 million decrease in legal fees, a $2.2 million decrease in consulting and contractor expense and a decrease in allocated overhead costs, offset in part by an increase in personnel-related expenses primarily due to a 7% increase in headcount.

General and administrative expenses decreased $11.7 million, or 11%, from $102.8 million for the nine months ended September 30, 2017 to $91.1 million for the nine months ended September 29, 2018. The decrease was primarily due to a $7.6 decrease in bad debt expense resulting from Wynit’s bankruptcy filing, a $2.8 million decrease in consulting and contractor expense, a $1.4 million decrease in legal fees, a $1.2 million decrease in other taxes and a decrease in allocated overhead costs, offset in part by a $4.2 million increase in personnel-related expenses primarily due to a 8% increase in headcount.

We expect our general and administrative expenses for the full year 2018 compared to the full year 2017 to decrease in absolute dollars and remain relatively consistent as a percentage of revenue.

Interest and Other Income (Expense), Net

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 29, 2018	September 30, 2017	$	%	September 29, 2018	September 30, 2017	$	%
Interest income, net	$2,072	$1,162	$910	78%	$5,599	$2,451	$3,148	128%
Other income (expense), net	(5,141)	(702)	(4,439)	632%	(2,366)	134	(2,500)	(1,866)%

Interest income, net increased $0.9 million, from $1.2 million for the three months ended September 30, 2017 to $2.1 million for the three months ended September 29, 2018, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income (expense), net decreased primarily due to an impairment loss of $6.0 million from an equity investment, offset in part by an increase in foreign currency gains.

Interest income, net increased $3.1 million, from $2.5 million for the nine months ended September 30, 2017 to $5.6 million for the nine months ended September 29, 2018, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income (expense), net decreased primarily due to an impairment loss of $6.0 million from an equity investment, offset in part by an increase in foreign currency gains.

Income Tax Expense (Benefit)

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 29, 2018	September 30, 2017	$	%	September 29, 2018	September 30, 2017	$	%
Income tax expense (benefit)	$(18,827)	$86,227	$(105,054)	(122)%	$4,179	$51,883	$(47,704)	(92)%
Effective tax rate	90.2%	(317.3)%			(2.1)%	(28.8)%

Income tax benefit increased $105.1 million, from an expense of $86.2 million for the three months ended September 30, 2017 to a benefit of $(18.8) million for the three months ended September 29, 2018. Our effective tax rate was 90.2% and (317.3)% for the three months ended September 29, 2018 and September 30, 2017, respectively. The increase in our effective tax rate for the three months ended September 29, 2018 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets, and the mix of income/losses between our United States and foreign jurisdictions. Included in this tax amount was a discrete tax benefit of $4.0 million in connection with a fixed assets depreciation tax method change filed with our 2017 income tax return.

Income tax expense decreased $47.7 million, from an expense of $51.9 million for the nine months ended September 30, 2017 to an expense of $4.2 million for the nine months ended September 29, 2018. Our effective tax rate was (2.1)% and (28.8)% for the nine months ended September 29, 2018 and September 30, 2017, respectively. The increase in our effective tax rate for the nine months ended September 29, 2018 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets, and the mix of income/losses between our United States and foreign jurisdictions. Included in this tax amount was a discrete tax benefit of $4.0 million in connection with a fixed assets depreciation tax method change filed with our 2017 income tax return.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities, the net proceeds from the sale of our equity securities, and letters of credit under our credit facilities. As of September 29, 2018, we had cash and cash equivalents of $402.2 million and marketable securities of $221.1 million, approximately 86% of which is held in the United States.

Of our total cash, cash equivalents, and marketable securities, $85.0 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and based on our current plans we do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

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

We were in compliance with the financial covenants under the Senior Facility, as amended, as of September 29, 2018. As of September 29, 2018, we had no outstanding borrowings under the Senior Facility, as amended, and had outstanding letters of credit of $36.8 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Net cash provided by (used in):
Operating activities	$1,524	$8,718
Investing activities	63,537	(32,913)
Financing activities	(4,790)	3,089
Net change in cash and cash equivalents	$60,271	$(21,106)

Cash Flows from Operating Activities

Net cash provided from operating activities of $1.5 million for the nine months ended September 29, 2018 was primarily due to a decrease in net change in operating assets and liabilities of $67.7 million, which consisted of a decrease in prepaid expenses and other assets primarily due to the receipt of a $72 million income tax refund, a decrease in account receivables due to the decline in sales offset in part by the shift in presentation of sales returns reserve from within accounts receivable to within accrued liabilities upon adoption of ASU 2014-09 on January 1, 2018, and an increase in accounts payables, offset in part by an increase in inventory primarily related to Fitbit Charge 3 and Fitbit Versa, and a decrease in accrued liabilities as a result of lower operating activity during the current period.

The net change in operating assets and liabilities was also impacted by non-cash adjustments of $135.1 million, primarily resulting from stock-based compensation expense of $73.6 million, depreciation and amortization expense of $41.3 million, provision for inventory obsolescence of $9.0 million, write-off of property and equipment of $7.5 million and impairment loss from an equity investment of $6.0 million, partially offset by a net loss of $201.2 million. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 76 days as of December 31, 2017 to 72 days as of September 29, 2018 due to higher collections during the three months ended September 29, 2018 compared to the fourth quarter of 2017.

Cash Flows from Investing Activities

Net cash provided from investing activities for the nine months ended September 29, 2018 of $63.5 million was primarily due to maturities and sales of marketable securities of $402.3 million, partially offset by purchases of marketable securities of $285.0 million, purchases of property and equipment of $40.2 million and the cash portion of an acquisition of $13.6 million, net of cash acquired.

Cash Flows from Financing Activities

Net cash provided from financing activities for the nine months ended September 29, 2018 was primarily due to $11.6 million in proceeds from exercise of stock options and stock purchases made through our 2015 Employee Stock Purchase Plan, offset by $15.7 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans.

Contractual Obligations and Other Commitments

Future minimum payments under our operating leases as of the date of this filing was $162.9 million.

The aggregate amount of open purchase orders as of September 29, 2018 was approximately $434.6 million, of which $185.0 million related to our migration to a third-party hosting provider. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of September 29, 2018, $11.6 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $26.4 million as of September 29, 2018.

Off-Balance Sheet Arrangements

As of September 29, 2018, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of September 29, 2018, we had cash and cash equivalents of $402.2 million and marketable securities of $221.1 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had outstanding contracts with a total notional amount of $60.2 million in cash flow hedges for forecasted revenue transactions as of September 29, 2018. We had outstanding balance sheet hedges with a total notional amount of $146.3 million as of September 29, 2018. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 29, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 29, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which has not yet been fully remediated.

Notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plans. As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, management determined that we did not maintain effective controls over the accuracy of the inputs in the sales order entry process. Specifically, we did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. This control deficiency did not result in a misstatement for the year ended December 31, 2017; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness that had not been remediated as of September 29, 2018.

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

Inherent Limitations on Effectiveness of Controls. Our management, including the Chief Executive Officer and Chief Financial Officer, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

The wearable device market is highly competitive, with companies offering a variety of products and services. Wearables can be broadly defined as connected health and fitness trackers, fitness watches, smartwatches and devices beyond the wrist. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. In terms of units sold, we have primarily operated in the connected health and fitness tracker segment of the wearables device market, and more recently in the smartwatch category. The wearable device market has a multitude of participants, including specialized consumer electronics companies, such as Garmin, and traditional watch companies such as Fossil.

In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. For example, Apple’s recently introduced Apple Watch includes ECG functionality and fall detection capability. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band devices. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

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

In addition, although we intend to build out our recurring non-device revenue offerings, such as with a premium experience that offers a variety of features, insights and programs, it is possible that consumers or enterprise customers may not be receptive to these new services or that revenue from these offerings may continue to be immaterial. For example, in the first quarter of 2018, we acquired Twine Health, Inc., or Twine Health, a health coaching platform and in the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers, and revenue from these offerings is an immaterial portion of our overall revenue.

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

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. For example, in the first quarter of 2018, we started shipping Fitbit Versa, our second smartwatch; in the second quarter of 2018, we started shipping Fitbit Ace, our activity tracker designed for kids ages 8 and older; and in the third quarter of 2018, we started shipping Fitbit Charge 3, our newest activity tracker. In addition, in the first quarter of 2018, we acquired Twine Health, and in the third quarter of 2018, we introduced Fitbit Care. The success of new or enhanced products and services may depend on a number of factors including, anticipating and effectively addressing consumer preferences and demand, timely and successful research and development, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

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

If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale. Our ability to accurately forecast demand for our products and services could be affected by many factors, including an increase or decrease in consumer demand for our products and services or for the products and services of our competitors, product and service introductions by us and our competitors, channel inventory levels, sales promotions by us or our competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or consumer confidence in future economic conditions. To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. We have previously faced and may continue to face challenges acquiring adequate and timely supplies of our products to satisfy demand, particularly in connection with new product introductions, which we believe may negatively affect our revenue. For example, during the three months ended June 30, 2018, we were impacted by supply constraints associated with Fitbit Versa, which limited our ability to fully satisfy all of the current demand for this product. As we continue to introduce new products, we may face challenges managing the inventory of existing products. No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will not underestimate or overestimate forecasted sales in a future period.

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

Our historical revenue growth should not be considered indicative of our future performance. Our revenue has declined in recent periods, and we expect our revenue growth to be slower than in the past or to decline in future periods due to a number of factors which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure, for any reason, to capitalize on growth opportunities, or the maturation of our business.

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, in recent quarters, our revenue growth has declined, and our historical growth should not be considered as indicative of our future performance. Although our annual revenue in 2016 was up 17% compared to 2015, our annual revenue in 2017 declined 26% compared to 2016, and our revenue in the nine months ended September 29, 2018 declined 10% compared to the nine months ended September 30, 2017. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.

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

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $201.2 million in the nine months ended September 29, 2018 and a net loss of $277.2 million in 2017. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses in the future.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success also depends on our ability to manage our operating expenses effectively. Our employee headcount and the scope and complexity of our business have increased significantly during recent years and we had 1,736 employees as of September 29, 2018. We have incurred significant net losses of $201.2 million in the nine months ended September 29, 2018 and $277.2 million and $102.8 million in 2017 and 2016, respectively.

In addition, we are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $79.8 million and $84.2 million, for the three months ended September 29, 2018 and September 30, 2017, respectively, and $256.2 million and $252.5 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay area where we are located, and we may incur significant costs to attract them. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment, and the significant decline in the price of our Class A common stock since our initial public offering may adversely affect our ability to attract or retain highly skilled employees. Fluctuations in the price of our Class A common stock may also make it more difficult or costly to use equity awards to motivate, incentivize and retain our employees. Furthermore, there can be no assurances that the number of shares reserved for issuance under our equity incentive plans will be sufficient to grant equity awards adequate to recruit new employees and to compensate existing employees. Additionally, changes in immigration laws may make it harder to attract and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost effective.

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, as well as promotional activities, to acquire new users and we expect to continue to spend significant amounts marketing our products and services to acquire new users and increase awareness of our products and services. In 2017 and the nine months ended September 29, 2018, advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $226.3 million and $105.2 million, respectively, representing approximately 14% and 11% of our revenue, respectively. Co-op advertising costs were $45.0 million and $48.6 million for 2017 and the nine months ended September 29, 2018, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. Particularly during the holiday season, there is significant competition for holiday spending; if competitors or other products offer more compelling promotions or products, we may not realize our expected sales or recover our advertising and promotional spend. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for new product introductions. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services.

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

We rely on a limited number of suppliers, contract manufacturers, and logistics providers. In particular, we use contract manufacturers located in Asia, and each of our products is manufactured by a single contract manufacturer. Our reliance on a sole contract manufacturer for each of our products increases the risk that in the event of an interruption from any one of these contract manufacturers, including, without limitation, due to a natural catastrophe, labor dispute or increased tariffs on goods produced in certain countries, we may not be able to develop an alternate source without incurring material additional costs and substantial delays. Accordingly, an interruption from any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

If we experience a significant increase in demand, or if we need to replace an existing supplier, contract manufacturer, or logistics provider or move our contract manufacturing to a different country, we may be unable to supplement or replace such supply, contract manufacturing, or logistics capacity on terms that are acceptable to us, which may adversely impact our ability to deliver our products to customers in a timely manner. For example, for certain of our products, it may take a significant amount of time to onboard a contract manufacturer that has the capability and resources to build the product to our specifications in sufficient volume. Identifying suitable suppliers, contract manufacturers, and logistics providers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. In addition, our contract manufacturers often make significant investments to build capacity based upon our forecasted production. If we experience a significant decrease in demand as compared to our forecast, our contract manufacturers may seek to renegotiate the terms of their commitments or choose to limit or terminate their relationship with us. Accordingly, a loss of any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

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
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes, and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds and tariffs; and
•insufficient warranties and indemnities on components supplied to our contract manufacturers.

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

If significant tariffs or other restrictions are placed on goods imported into the United States from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. The Trump Administration has signaled that it may alter trade terms between China and the United States, including by limiting trade with China and/or imposing tariffs on imports from China. Between July and September 2018, the U.S. Trade Representative imposed additional duties, ranging from 10% to 25% on a variety of goods imported from China that will potentially be subjected to a 10% tariff until 2019, when the tariffs will increase to 25%. While these tariffs do not currently apply to our products, if additional tariffs that cover our products are imposed, the cost of our products may increase. In addition, any such additional tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins, and operating results may be adversely affected.

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

In 2017 and the nine months ended September 29, 2018, our five largest retailers and distributors accounted for approximately 43% and 39%, respectively, of our revenue. Of these retailers and distributors, Amazon.com accounted for approximately 13% of our revenue for 2017 and D&H Distribution Company, Amazon.com and Kohl’s Department Stores, Inc. accounted for approximately 13%, 12% and 10%, respectively, of our revenue for the nine months ended September 29, 2018. No other retailers or distributors accounted for 10% or more of our revenue during these periods. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. For example, Wynit, historically our largest customer at the time, filed for bankruptcy protection in September 2017. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

The market for wearable devices is still evolving and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business and operating results would be harmed.

The market for wearable devices, which includes both connected health and fitness trackers and smartwatches, is still evolving and it is uncertain whether wearable devices will sustain high levels of demand and wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt these products and services. In part, adoption of our products and services will depend on the increasing prevalence of wearable devices driven by the introduction of new form factors, related software services and other offerings. However, it is not certain whether consumers will respond to these new form factors, and if our offerings fail to satisfy consumer preferences, our business may be adversely affected.

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

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2016 and 2017, we derived less than 1% of our revenue from sales of our subscription-based premium services. However, in the future we plan to increase sales of subscriptions to these services. For example, in October 2017, we launched Fitbit Coach, our premium guidance and coaching paid offering, and we intend to further build out our recurring non-device revenue offerings, such as with a premium experience that offers additional features, insights and programs. If consumer reception is unfavorable or we are unable to successfully sell and market our premium services, we may be deprived of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

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

As part of our business strategy, we may make investments in other companies, products, or technologies. For example, in 2016, we acquired assets from Coin, Inc., Pebble Industries, Inc., and Vector Watch S.R.L and in 2018 we acquired Twine Health. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected.

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

As disclosed in Item 4 of this Quarterly Report on Form 10-Q, we did not maintain effective controls over the accuracy of invoicing gross revenue. This represented a material weakness that did not result in the identification of any adjustments to our annual or interim consolidated financial statements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Management has identified and implemented changes to our internal control over financial reporting to remediate the control deficiencies that led to this material weakness. However, we cannot assure you that remediation efforts will be effective, and the enhanced controls and procedures could require increased management time and attention and resources.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $4.51 to $51.90 through September 29, 2018. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of September 29, 2018, there were 247.6 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of September 29, 2018, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.5 million shares of Class A common stock and 17.0 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had restricted stock units, or RSUs, outstanding as of September 29, 2018 that may be settled for 20.7 million shares of Class A common stock and 0.1 million shares of Class B common stock. As of September 29, 2018, all of the shares issuable upon the exercise of stock options or settlement of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 29, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

FITBIT, INC.

Date:	November 2, 2018	/s/ Ronald W. Kisling
Ronald W. Kisling
Chief Financial Officer (Principal Financial and Accounting Officer)