Form 10-K
period 2018-12-31
FITBIT INC
filed 2019-03-01
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

(Mark one)	☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the registrant's Class A common stock on June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.4 billion.

As of February 20, 2019, there were 221,444,789 shares of the registrant’s Class A common stock outstanding and 31,281,638 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

Fitbit, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2018

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

•
our ability to develop and introduce new products and services, including recurring non-device revenue offerings such as subscription-based premium services, and improve our existing products and services;

•	our ability to engage, expand and further monetize our user base;

•	the impact of tariffs or other restrictions placed on our products imported into the United States from China;

•	potential insurance recoveries;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	our ability to increase sales of devices and software services to employers, health plans and health systems through our Fitbit Health Solutions channel;

•	trends in our quarterly operating results and other operating metrics;

•	legal proceedings and the impact of such proceedings;

•	the impact of changes in tax law on our operating results;

•	the impact of our adoption of accounting pronouncements;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	our expectations to derive the substantial majority of our revenue from sales of devices;

•	our expectations with respect to shifts in advertising and marketing spend;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions, including potential changes in tariffs.

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

The core of our platform is our family of wearable devices. These devices automatically track users’ daily steps, calories burned, distance traveled, and active minutes, and display real-time feedback to encourage users to become more active in their daily lives. Most of our wearable devices also measure floors climbed, and sleep duration and quality, and our more advanced products track heart rate, and GPS-based information such as speed, distance, and exercise routes. Several of our devices also have more advanced features such as the ability to receive call and text notifications, and certain of our devices offer contactless payments, on-board music, notifications, and several apps. To accompany certain of our products, we offer accessories that include wireless headphones, interchangeable wrist bands and frames, colored clips, device charging cables, wireless sync dongles, band clasps, and Fitbit apparel. In addition, we offer a Wi-Fi connected scale that records weight, body fat, and BMI. We are able to enhance the functionality and features of our wearables through wireless updates.

Our platform also includes software that helps to encourage healthy behavior changes in three areas: activity, sleep, and nutrition. The software includes our online dashboard and mobile apps, which wirelessly and automatically sync with our devices. It enables users to see trends and achievements and, access motivational tools such as coaching and guidance, or connections to our community. We believe gamifying behaviors and providing virtual badges, real-time progress notifications, social support, and a competition dashboard helps drive engagement. Our direct connection with our users also enables us to provide personalized insights. In addition, we extend the value of our platform through our open API, which enables third-party developers to create health and fitness apps that interact with our platform. Through our open platform and our large community of users, we have established an ecosystem that includes thousands of third-party health and fitness apps that connect with our products and enhance the Fitbit experience.

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

Brand

•
Fitbit is a leading global wearables brand. We stand for health and fitness and have a trusted relationship with our users. We have a singular focus on driving positive health outcomes by targeting activity, sleep, and nutrition.

•
Broad and differentiated go-to-market strategy. We have developed a broad go-to-market strategy that reaches individuals regardless of where they shop. We sell our products in over 39,000 retail stores and in 87 countries, through our retailers’ websites, through our online store at Fitbit.com, and through Fitbit Health Solutions. We believe the breadth and depth of our established selling channels and prominent presence in retail stores would be difficult for a competitor to replicate.

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

Our Devices and Accessories

Our line of devices includes Fitbit Charge 3™, Fitbit Surge®, Fitbit Blaze®, Fitbit Charge 2®, Alta HR™, Alta®, Fitbit Ace™, Fitbit Flex 2®, Fitbit One® and Fitbit Zip® activity trackers, as well as Fitbit Ionic™ and Fitbit Versa™ smartwatches, and Fitbit Aria 2™ Wi-Fi Smart Scales. We also offer a line of accessories including bands and frames for some of our devices, as well as Fitbit Flyer™, our wireless headphone designed for fitness.

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

Fitbit Care™. In September 2018, we launched Fitbit Care, a connected health platform for health plans, employers, and health systems that combines health coaching and virtual care through the new Fitbit Plus™ app, Fitbit’s wearable devices and self-tracking and personalized digital interventions to help improve wellness, disease management and prevention. Fitbit Care combines our experience inspiring people to get healthy with the clinically-proven behavior change principles of Twine Health, which Fitbit acquired in March 2018 to improve care team collaboration and health outcomes across the spectrum of care. Fitbit Care is sold through our Fitbit Health Solutions channel.

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

Sales Channels and Customers

We sell our products through three primary channels:

Retail and distribution channel. We offer our products in over 39,000 retail stores and in 87 countries. We focus on building close relationships with our retailers, working with them to merchandise our products in a compelling manner both in-store and on their e-commerce sites, promoting our products through their marketing efforts, and educating their sales forces about our products. In addition, we sell to distributors who resell our products to retailers.

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

Consumer direct channel. We sell our full line of products directly to consumers in the United States and other countries through our online store at Fitbit.com, which represented 10% of our revenue in both 2018 and 2017. We drive consumers to our website through online and offline advertising as well as marketing promotions.

Fitbit Health Solutions channel. Fitbit Health Solutions delivers health and wellness solutions designed to increase engagement, improve health outcomes and drive positive returns for employers, health plans, and health systems. It leverages our consumer device technology to build a platform of hardware and software tools to motivate people to make sustained behavior change. We believe our strong brand recognition and success with consumers makes Fitbit a desirable partner for the healthcare and enterprise ecosystem. Fitbit Health Solutions partners and sells offerings to employer health and wellness plans, health plans, hospitals, and researchers through a direct sales team and indirectly through partners. In the fall, we launched Fitbit Care, a connected health platform for health plans, employers, and health systems that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment.

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

We have developed a significant patent portfolio to protect certain elements of our proprietary technology. As of December 31, 2018, we had 480 issued patents. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States.

Competition

The market for wearable devices is both evolving and competitive. The wearable devices category has a multitude of participants including specialized consumer electronics companies such as Garmin and Withings, and traditional watch companies such as Fossil. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

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

Employees

As of December 31, 2018, we had 1,694 global employees. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Information about Geographic Revenue

Information about geographic revenue is described in Note 11, “Significant Customer Information and Other Information” in the notes to our consolidated financial statements.

Corporate Information

We were incorporated in Delaware in March 2007 as Healthy Metrics Research, Inc. We changed our name to Fitbit, Inc. in October 2007. We completed our initial public offering, or IPO, in June 2015 and our Class A common stock is listed on The New York Stock Exchange under the symbol “FIT.” Our principal executive offices are located at 199 Fremont Street, 14th Floor, San Francisco, California 94105, and our telephone number is (415) 513-1000. Our website address is www.fitbit.com and our investor relations website address is http://investor.fitbit.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. Fitbit, the Fitbit logo, Fitbit Versa, Fitbit Ionic, Fitbit Flyer, Fitbit Surge, Fitbit Blaze, Fitbit Charge 3, Fitbit Charge 2, Fitbit Charge HR, Alta, Fitbit Charge, Fitbit Flex 2, Fitbit Flex, Fitbit One, Fitbit Zip, Aria, PurePulse, SmartTrack, FitStar, and our other registered or common law trade names, trademarks, or service marks appearing in this Annual Report on Form 10-K are our intellectual property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners.

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

The wearable device market is highly competitive, with companies offering a variety of products and services. Wearables can be broadly defined as trackers, fitness watches, smartwatches and devices beyond the wrist. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. In terms of units sold, we have primarily operated in the health and fitness tracker and smartwatch segments of the wearables device market. The wearable device market has a multitude of participants, including specialized consumer electronics companies, such as Garmin and Withings, and traditional watch companies such as Fossil.

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

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. In terms of units sold, we have primarily operated in the tracker segment of the wearables device market. However, consumer preference has increasingly shifted to the smartwatch segment of the wearables device market. Although we are building out our smartwatch offerings, consumers may ultimately decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices or away from these types of products and services altogether. In addition, adoption of our products may vary by geographic region. Our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. If we do not anticipate such shifts in a timely manner, our reputation and business may be adversely affected.

Our newer products and services that have additional features or new product designs, such as Fitbit Versa, may also have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our wearable devices, which could result in decreased sales of our products and services and a loss in market share.

In addition, although we intend to build out our recurring non-device revenue offerings, such as with a premium experience that offers a variety of features, insights and programs, it is possible that consumers or enterprise customers may not be receptive to these new services or that revenue from these offerings may continue to be immaterial. For example, in the first quarter of 2018, we acquired Twine Health, Inc., or Twine Health, a health coaching platform and in the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers, and revenue from these offerings is an immaterial portion of our overall revenue. In addition, we have limited experience operating services outside of our core device business, and our ability to forecast revenue and other financial and operating results for any new service, such as Fitbit Care, is inherently uncertain, and our actual results may vary significantly from what we desire or predict or the estimates of analysts.

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

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. For example, in the first quarter of 2018, we started shipping Fitbit Versa, our second smartwatch; in the second quarter of 2018, we started shipping Fitbit Ace, our activity tracker designed for kids ages 8 and older; and in the third quarter of 2018, we started shipping Fitbit Charge 3, our newest activity tracker. In addition, in the first quarter of 2018, we acquired Twine Health, and in the third quarter of 2018, we introduced Fitbit Care. The success of new or enhanced products and services may depend on a number of factors including, among other things, anticipating and effectively addressing consumer preferences and demand, timely and successful research and development, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments, and inventory levels, effective management of manufacturing and supply costs, and the quality of or defects in our products.

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

We must also successfully manage introductions of new or enhanced products or services. Introductions of new or enhanced products or services could also adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches. Furthermore, we may experience greater returns from retailers or users of existing products, or retailers may be granted stock rotation rights and price protection. Moreover, consumers may decide to purchase new or enhanced products instead of existing products. We may face challenges managing the inventory of existing products, which could lead to excess inventory and discounting of our existing products. In addition, new products may have lower selling prices or higher costs than legacy products, which could negatively impact our gross margins and operating results. We have also historically incurred higher levels of sales and marketing expenses accompanying each product introduction. Accordingly, if we fail to effectively manage introductions of new or enhanced products, our operating results could be harmed.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our wearable devices and our ability to maintain or increase the size and engagement of our community of users;

•	the timing and success of new product and service introductions by us and the transition from legacy products;

•	the timing and success of new product and service introductions by our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	the continued market acceptance of, and the growth of the market for, wearable devices, and evolution of this market into smartwatches and other form factors;

•	pricing pressure as a result of competition or otherwise;

•	delays or disruptions in our supply, manufacturing, or distribution chain;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs, or both;

•	seasonal buying patterns of consumers;

•	increases in levels of channel inventory resulting from sales to our retailers and distributors in anticipation of future demand;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	impact of sales and marketing efforts and promotions by competitors, which are difficult to predict;

•	insolvency, credit, or other difficulties faced by our distributors and retailers, affecting their ability to purchase or pay for our products;

•	insolvency, credit, or other difficulties confronting our suppliers, contract manufacturers, or logistics providers leading to disruptions in our supply or distribution chain;

•	levels of product returns, stock rotation, and price protection rights;

•	levels of warranty claims or estimated costs of warranty claims;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, consumer product safety, advertising, and taxes;

•	product recalls, regulatory proceedings, or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, including potential changes in tariffs.
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

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, in recent quarters, our revenue growth has declined, and our historical growth should not be considered as indicative of our future performance. Although our annual revenue in 2016 was up 17% compared to 2015, our annual revenue in 2017 declined 26% compared to 2016, and our revenue in 2018 declined 6% compared to 2017. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.

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

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $185.8 million in 2018 and a net loss of $277.2 million in 2017. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses in the future.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success also depends on our ability to manage our operating expenses effectively. Our employee headcount and the scope and complexity of our business have increased significantly during recent years and we had 1,694 employees as of December 31, 2018. We have incurred significant net losses of $185.8 million, $277.2 million and $102.8 million in 2018, 2017 and 2016, respectively.

In addition, we are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $332.2 million, $343.0 million and $320.2 million, for 2018, 2017 and 2016, respectively.

We could also be required to continue to expand our sales and marketing, product development, and distribution functions, to upgrade our business information technology systems and other processes and technology, and to obtain more space for our expanding workforce. These efforts could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing employees.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. In particular, we are highly dependent on the contributions of our co-founders, James Park and Eric N. Friedman, as well as other members of our management team. The loss of any key personnel could make it more difficult to manage our operations and research and development activities to deliver on our product road map, reduce our employee retention and revenue, and impair our ability to compete. Although we have generally entered into employment offer letters with our key personnel, these agreements have no specific duration and provide for at-will employment, which means they may terminate their employment relationship with us at any time.

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

We spend significant amounts on advertising and other marketing campaigns, such as television, cinema, print advertising, and social media, to acquire new users and we expect to continue to spend significant amounts marketing our products and services to acquire new users and increase awareness of our products and services. In 2018, 2017 and 2016, advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $161.5 million, $226.3 million and $316.8 million, respectively, representing approximately 11%, 14% and 15% of our revenue, respectively. Co-op advertising costs were $80.3 million, $45.0 million, and $52.9 million for 2018, 2017 and 2016, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing, accurately predict user acquisition, or fully understand or estimate the conditions and behaviors that drive user behavior. Particularly during the holiday season, there is significant competition for holiday spending; if competitors or other products offer more compelling promotions or products, we may not realize our expected sales or recover our advertising and promotional spend. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for new product introductions. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services. Further, promotional activity may adversely affect our gross margin.

Our current and future products and services may experience quality problems from time to time that can result in adverse publicity, product recalls, litigation, regulatory proceedings, and warranty claims resulting in significant direct or indirect costs, decreased revenue and operating margin, and harm to our brand.

We sell complex products and services that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components, or “bugs,” that can unexpectedly interfere with the products’ intended operations or cause injuries to users or property. Although we extensively test new and enhanced products and services before their release, there can be no assurance we will be able to detect, prevent, or fix all defects. For example, our products may fail to provide accurate measurements and data to all users under all circumstances, or there may be reports or claims of inaccurate measurements under certain circumstances.

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

To date, we have derived substantially all of our revenue from sales of our wearable devices, and revenue from our Fitbit Health Solutions channel has historically accounted for less than 10% of our revenue

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2018 and 2017, we derived less than 10% of our revenue from sales of devices and software services through our Fitbit Health Solutions channel. However, in the future we plan to increase sales of devices and software services to employers, health plans and health systems through our Fitbit Health Solutions channel. For example, in September 2018, we launched Fitbit Care, a connected health platform for health plans, employers, and health systems that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment. If reception from employers, health plans, health systems or end users is unfavorable, or if we are unable to successfully further develop, and market and sell our devices and software services through the Fitbit Health Solutions channel, we may be deprived of a potentially significant source of revenue in the future.

To date, we have derived substantially all of our revenue from sales of our wearable devices, and sales of our subscription-based premium services to consumers have historically accounted for less than 1% of our revenue.

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2018 and 2017, we derived less than 1% of our revenue from sales of our subscription-based premium services to consumers. However, in the future we plan to increase sales of subscriptions to these services. For example, in October 2017, we launched Fitbit Coach, our premium guidance and coaching paid offering, and we intend to further build out our recurring non-device revenue offerings, such as with a premium experience that offers additional features, insights and programs. If consumer reception is unfavorable or we are unable to successfully further develop, and market and sell our premium services, we may be deprived of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

We are, and may in the future, be subject to claims and lawsuits alleging that our products fail to provide accurate measurements and data to our users.

Our products and services are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, and heart rate and GPS-based information such as speed, distance, and exercise routes. We anticipate new features and functionality in the future, as well. From time to time, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity, and, in some cases, have required us to expend time and resources to defend litigation. For example, in the first quarter of 2016, class action lawsuits were filed against us based upon claims that the PurePulse heart rate tracking technology in the Fitbit Charge HR, Fitbit Surge, and Fitbit Blaze do not consistently and accurately record users’ heart rates during high-intensity exercise. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

Our gross margins have declined, and may continue to decline, and we have experienced operating losses as a result of decreased revenues, increasing product costs and operating expenses.

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

Our success depends on our ability to maintain the value of the “Fitbit” brand. The “Fitbit” name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products and services, and our ability to successfully secure, maintain, and defend our rights to use the “Fitbit” mark and other trademarks important to our brand. Our brand could be harmed if we fail to achieve these objectives or if our public image or brand were to be tarnished by negative publicity. For example, there has been media coverage of some of the users of our products reporting skin irritation, as well as personal injury lawsuits filed against us relating to the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge products. We also believe that our reputation and brand may be harmed if we fail to maintain a consistently high level of customer service. In addition, we believe the popularity of the “Fitbit” brand makes it a target for counterfeiting or imitation, with third parties attempting to sell counterfeit and “knock-off” products that attempt to replicate our products and infringe on our intellectual property.

In addition, our products may be diverted from our authorized retailers, distributors, and other business partners and sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, thus making it difficult to forecast demand accurately. Also, when gray market products enter the market, we and our channel partners compete with often heavily discounted gray market products, which adversely affects demand for our products and negatively impacts our margins. In addition, our inability to control gray market activities could result in user satisfaction issues, which may have a negative impact on our brand. When products are purchased outside our authorized retailers and distributors, there is a risk that our customers are buying substandard products, including products that may have been designated for scrap, altered, mishandled, damaged, or used products represented as new.

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

If significant tariffs or other restrictions are placed on our goods imported into the United States from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Between July and September 2018, the U.S. Trade Representative imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China. While these tariffs do not currently apply to our products, if additional tariffs that cover our products are imposed, the cost of our products may increase. In addition, any such additional tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins, and operating results may be adversely affected.

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

In 2018 and 2017, our five largest retailers and distributors accounted for approximately 42% and 43%, respectively, of our revenue. Of these retailers and distributors, D&H Distribution Company and Amazon.com each accounted for approximately 10% of our revenue for 2018, and Amazon.com accounted for approximately 13% of our revenue for 2017. No other retailers or distributors accounted for 10% or more of our revenue during these periods. Accordingly, the loss of a small number of our large retailers and distributors, or the reduction in business with one or more of these retailers and distributors, could have a significant adverse impact on our operating results. For example, Wynit, historically our largest customer at the time, filed for bankruptcy protection in September 2017. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

Our revenue and operating results are affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue and operating income, reflecting our historical strength in sales during the holiday season. We generated approximately 38%, 35% and 26% of our full year revenue during the fourth quarters of 2018, 2017 and 2016, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results, as was the case in the fourth quarter of 2016. In addition, although we expect to achieve cash flow breakeven in 2019, we expect to incur net cash outflows in the first and second quarters of 2019, and positive cash flows in the third and fourth quarters of 2019.  Any shortfall in revenue, particularly in the fourth quarter of 2019, would negatively affect our ability to achieve cash flow breakeven in 2019, and may adversely affect our liquidity. We may also experience excess inventory levels or a shortage of products available for sale if we fail to accurately forecast consumer demand for the holiday season.

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

Our failure to comply with U.S. and foreign laws related to privacy, data security, and data protection, such as the European Union’s General Data Protection Regulation, which has broad scope, raised standards, and substantial penalties, and requires an adequate legal mechanism for the transfer of personal data outside of Europe, could adversely affect our financial condition, operating results, and our brand.

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the General Data Protection Regulation, or GDPR, became effective in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are more stringent than those previously in place in the European Union, and that will include significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California passed the California Consumer Privacy Act, or CCPA, provides new data privacy rights for consumers and new operational requirements for companies, effective in 2020. Fines for noncompliance may be up to $7,500 per violation. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA may limit the use and adoption of our products and services and could have an adverse impact on our business.

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

Certain health-related laws and regulations such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, may have an impact on our business. For example, in September 2015 we announced that we intend to offer HIPAA compliant capabilities to certain customers of Fitbit Health Solutions who are “covered entities” under HIPAA, which may include our execution of Business Associate Agreements with such covered entities. In addition, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information, or PHI, under HIPAA and HITECH. Furthermore, because we accept payment via credit cards, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI DSS. If we are unable to comply with the applicable privacy and security requirements under HIPAA, HITECH, or PCI DSS, or we fail to comply with Business Associate Agreements that we enter into with covered entities, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Companies and individuals may also be subject to criminal prosecution for trade secret theft under 18 U.S.C. section 1832. As we face increasing competition, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we have been involved in litigation with Jawbone, as well as in a related federal criminal investigation concerning alleged theft of Jawbone’s trade secrets, which is described in Note 7 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K. In addition, on June 14, 2018, the six former Jawbone employees who were named as individual defendants in the state trade secret case were charged in a federal indictment with being in possession of certain Jawbone trade secrets.

We intend to vigorously defend and prosecute litigation matters against us. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results, and prospects. In addition, litigation can involve significant management time and attention and can be expensive, regardless of outcome. During the course of these litigation matters, there may be announcements of the results of hearings and motions, and other interim developments related to the litigation matters. If securities analysts or investors regard these announcements as material and negative, the market price of our Class A common stock may decline.

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

We recently announced our move to the Google Cloud Platform. Cloud infrastructure migrations are complex, time-consuming, and can involve substantial expenditures. Our cloud service is critical to developing and providing products and services to our customers, scaling our business for future growth, accurately maintaining data and otherwise operating our business; any such implementation involves risks inherent in the conversion to a new system, including loss of information and potential disruption to our normal operations. We may discover deficiencies in our design or implementation or maintenance of the new cloud system that could adversely affect our business.

The market for wearable devices is still evolving and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business and operating results would be harmed.

The market for wearable devices, which includes both health and fitness trackers and smartwatches, is still evolving and it is uncertain whether wearable devices will sustain high levels of demand and wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt these products and services. In part, adoption of our products and services will depend on the increasing prevalence of wearable devices driven by the introduction of new form factors, related software services and other offerings. However, it is not certain whether consumers will respond to these new form factors, software services and other offerings, and if our offerings fail to satisfy consumer preferences, our business may be adversely affected.

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

Our active user metric is only an indicator of potential repeat behavior. Therefore, you should not rely on the active user metric as a guarantee of repeat purchasing behavior.

Our active user metric tracks the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months ending on the date of measurement, as well as a Fitbit user who previously activated another Fitbit device to his or her account.

The active user metric is only an indicator of potential repeat behavior. Actual repeat purchase behavior may depend on a number of factors, including but not limited to our ability to anticipate and satisfy consumer preferences. Therefore, you should not rely on our active user metric as a guarantee of repeat purchase behavior. Further, we do not believe that the active user metric has a direct effect on our revenue and operating results since substantially all of our revenue to date has been derived from sales of our wearable devices. However, we believe the size of our active user population is a potential indicator of future demand from repeat buyers for our devices and for other future monetization opportunities such as software services or coaching revenue.

See the sections titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics-Activations,” in this Annual Report on Form 10-K for additional information.

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

Medical devices, including our Aria scales, are regulated by the FDA and corresponding state regulatory agencies in the United States and separate governmental authorities outside of the United States, and we may have future software features or hardware products that are regulated as medical devices by the FDA. In the United States, the medical device industry is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Before we can market or sell a new regulated product or make a significant modification to an existing medical device in the United States, we must comply with FDA Quality Management System regulations, and must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. In addition, certain future software functionality, whether standalone or embedded in existing or future devices, may be regulated as a medical device and require pre-market review and clearance or approval by the FDA. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from generating revenue from these products.

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

In addition, in the United States, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government.

Government regulations outside the United States have, and may continue to, become increasingly stringent and common. In the European Union, for example, a new Medical Device Regulation was published in 2017 which, when it enters into full force in 2020, will include significant additional premarket and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions, and criminal sanctions. Future laws and regulations may have a material adverse effect on us.

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

Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar, while beneficial to our operating expenses, adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally leads us to raise international pricing, potentially reducing demand for our products. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the strengthening of the U.S. dollar, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing, incur losses on our foreign currency derivative instruments, and incur increased operating expenses, thereby limiting any benefit. Additionally, strengthening of foreign currencies may also increase our cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017, or the “2017 Tax Act,” was signed into law and includes several key tax provisions that affected us, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of certain deductions, and changes to how the United States imposes income tax on multinational corporations, among others. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

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

In addition, the CPSC has conducted investigations into several of our products. Although the CPSC did not find a substantial product hazard, there can be no assurances that investigations will not be conducted in the future or that product hazards or other defects will not be found in the future with respect to our products. The Fitbit Force product recall, regulatory proceedings, and litigation have had and may continue to have, and any future recalls, regulatory proceedings, and litigation could have an adverse impact on our financial condition, operating results, and brand. Furthermore, because of the global nature of our product sales, in the event we experience defects with respect to products sold outside the United States, we could become subject to recalls, regulatory proceedings, and litigation by foreign governmental agencies and private litigants, which could significantly increase the costs of managing any product issues. Any ongoing and future regulatory proceedings or litigation, regardless of their merits, could further divert management’s attention from our operations and result in substantial legal fees and other costs.

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

As disclosed in Item 9A of this Annual Report on Form 10-K, we did not maintain effective controls over the accuracy of invoicing gross revenue. This represented a material weakness that did not result in the identification of any adjustments to our annual or interim consolidated financial statements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018, which was previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Management has identified and implemented changes to our internal control over financial reporting to remediate the control deficiencies that led to this material weakness. However, we cannot assure you that remediation efforts will be effective, and the enhanced controls and procedures could require increased management time and attention and resources.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $4.23 to $51.90 through December 31, 2018. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation, which is described in Note 7 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K. This or any future securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

As of December 31, 2018, there were 252.4 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, as well as our insider trading policy.

In addition, as of December 31, 2018, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.3 million shares of Class A common stock and 14.9 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had restricted stock units, or RSUs, outstanding as of December 31, 2018 that may be settled for 18.4 million shares of Class A common stock and 0.1 million shares of Class B common stock. As of December 31, 2018, all of the shares issuable upon the exercise of stock options or settlement of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a global company with our corporate headquarters located in San Francisco, California. Our headquarters facilities in San Francisco comprise approximately 324,000 square feet of space pursuant to several leases that expire at various dates through June 2024. Our corporate headquarters serve as the principal facilities for our administrative, sales, marketing, product development, and customer support groups. We also lease additional office space in San Francisco and around the world for various product development, operational and support purposes. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable and commercially reasonable terms.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see Note 7 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Market Information

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “FIT” since June 18, 2015. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2018, we had 32 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2018, we had 25 holders of record of our Class B common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Stock Performance Graph

The following graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the Nasdaq Composite Index. The period shown commences on June 18, 2015, our initial public offering date, and ends on December 31, 2018, the end of our last fiscal year.  The graph assumes $100 was invested at the close of market on June 18, 2015 in our Class A common stock, the S&P 500 Index and the Nasdaq Composite Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

This performance graph shall not be deemed incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

We derived the selected consolidated statements of operations data for 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2018	2017	2016	2015(1)	2014(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,511,983	$1,615,519	$2,169,461	$1,857,998	$745,433
Cost of revenue (2)	908,404	924,618	1,323,577	956,935	387,776
Gross profit	603,579	690,901	845,884	901,063	357,657
Operating expenses:
Research and development (2)	332,169	343,012	320,191	150,035	54,167
Sales and marketing (2)	344,091	415,042	491,255	332,741	112,005
General and administrative (2)	116,627	133,934	146,903	77,793	33,556
Change in contingent consideration	—	—	—	(7,704)	—
Total operating expenses	792,887	891,988	958,349	552,865	199,728
Operating income (loss)	(189,308)	(201,087)	(112,465)	348,198	157,929
Interest income (expense), net	7,808	3,647	3,156	(1,019)	(2,222)
Other income (expense), net	(2,642)	2,796	14	(59,230)	(15,934)
Income (loss) before income taxes	(184,142)	(194,644)	(109,295)	287,949	139,773
Income tax expense (benefit) (3)	1,687	82,548	(6,518)	112,272	7,996
Net income (loss)	$(185,829)	$(277,192)	$(102,777)	$175,677	$131,777
Net income (loss) per share attributable to common stockholders (4):
Basic	$(0.76)	$(1.19)	$(0.47)	$0.88	$0.70
Diluted	$(0.76)	$(1.19)	$(0.47)	$0.75	$0.63
Other Data:
Devices sold (5)	13,939	15,343	22,295	21,355	10,904
Active users (6)	27,627	25,367	23,238	16,903	6,700
Adjusted EBITDA (7)	$(31,361)	$(52,158)	$29,985	$389,879	$191,042
Free cash flow (8)	$60,327	$(24,919)	$60,080	$110,691	$(7,708)

(1)
In March 2014, we recalled Fitbit Force. The recall, which primarily affected our results for the first quarter of 2014 and the fourth quarter of 2015, had the following effect on our income (loss) before income taxes in 2015 and 2014. The recall had a negligible effect on our loss before income taxes in 2016.

	Year Ended December 31,
	2015	2014
	(in thousands)
Reduction of revenue	$—	$(8,112)
Incremental (benefit to) cost of revenue	(5,755)	11,339
Impact on gross profit	(5,755)	(19,451)
Incremental general and administrative expenses (benefit)	(4,416)	3,389
Impact on income (loss) before income taxes	$10,171	$(22,840)

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$7,312	$5,312	$4,797	$4,739	$890
Research and development	57,188	54,123	47,207	18,251	2,350
Sales and marketing	14,726	14,959	11,575	7,419	1,295
General and administrative	17,783	17,187	15,853	10,615	2,269
Total	$97,009	$91,581	$79,432	$41,024	$6,804

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

(7)
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section below titled “Non-GAAP Financial Measures—Adjusted EBITDA” for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).

(8)
Free cash flow is a financial measure that is not calculated in accordance with U.S. GAAP. See the section below titled “Non-GAAP Financial Measures—Free cash flow” for information regarding our use of free cash flow and a reconciliation to net cash provided by (used in) operating activities.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$723,449	$679,300	$706,013	$664,478	$195,626
Working capital	592,428	683,065	724,231	847,157	101,860
Total assets	1,515,547	1,582,075	1,821,926	1,519,066	633,051
Total long-term debt	—	—	—	—	132,589
Retained earnings (accumulated deficit)	(319,067)	(132,112)	140,142	242,919	67,242
Total stockholders’ equity	735,938	823,963	998,532	981,451	75,262

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, litigation expense (credit) related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of our restructuring in 2017, the impact of the Fitbit Force recall, impairment of equity investment, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, or IPO, change in contingent consideration, interest income (expense), net, and income tax expense (benefit). We began excluding Jawbone related litigation expense in the second quarter of 2016 because we do not believe these expenses have a direct correlation to the operations of our business and because of the singular nature of the claims underlying the Jawbone litigation matters.

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

•	adjusted EBITDA excludes external litigation expenses to support our legal proceedings with Jawbone, which is no longer a recurring expense;

•	adjusted EBITDA excludes the Fitbit Force recall, which primarily impacted our results for the fourth quarter of 2013, first quarter of 2014, and the fourth quarter of 2015;

•	adjusted EBITDA excludes the impact of our restructuring in 2017, which has not been a recurring expense;

•
adjusted EBITDA excludes the revaluation of our redeemable convertible preferred stock warrant liability, which was a historically recurring non-cash charge prior to our initial public offering, but will not recur in the periods following the completion of our initial public offering;

•	adjusted EBITDA excludes change in contingent consideration, a non-recurring benefit received for the reversal of a contingent liability incurred in connection with the acquisition of FitStar;

•	adjusted EBITDA excludes impairment charge to reflect the write-down of an equity investment in 2018;

•	adjusted EBITDA excludes interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;

•	adjusted EBITDA excludes income tax expense (benefit); and

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income (loss)	$(185,829)	$(277,192)	$(102,777)	$175,677	$131,777
Stock-based compensation expense*	97,009	90,853	79,432	41,024	6,804
Depreciation and amortization	56,815	45,693	38,133	21,107	6,131
Litigation expense, net — Jawbone	765	3,212	24,845	—	—
Impact of restructuring	—	6,375	—	—	—
Impact of Fitbit Force recall	—	—	26	(10,171)	22,840
Impairment of equity investment	6,000	—	—	—	—
Revaluation of redeemable convertible preferred stock warrant liability	—	—	—	56,655	13,272
Change in contingent consideration	—	—	—	(7,704)	—
Interest (income) expense, net	(7,808)	(3,647)	(3,156)	1,019	2,222
Income tax expense (benefit)	1,687	82,548	(6,518)	112,272	7,996
Adjusted EBITDA	$(31,361)	$(52,158)	$29,985	$389,879	$191,042

* A portion of stock-based compensation expense for the year ended December 31, 2017 was allocated to and included in "Impact of restructuring," thus explaining the difference between the total by function presented in this table compared to the amounts presented in the above tables.

Free cash flow

We define free cash flow as net cash provided by (used in) operating activities less purchase of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening thebalance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.  Free cash flow is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP.

The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net cash provided by operating activities (9)	$113,207	$64,241	$138,720	$141,257	$18,787
Purchase of property and equipment	(52,880)	(89,160)	(78,640)	(30,566)	(26,495)
Free cash flow	$60,327	$(24,919)	$60,080	$110,691	$(7,708)
Net cash provided by (used in) investing activities	$17,496	$(28,718)	$(392,666)	$(170,027)	$(24,185)
Net cash provided by financing activities (9)	$1,287	$4,635	$19,794	$368,953	$119,251

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

Overview

Today, most of our revenue comes from the sale of wearable devices, including both trackers and smartwatches. Our products are available in 87 countries worldwide through a variety of channels, including 39,000 retail stores, retailer websites, Fitbit.com and through Fitbit Health Solutions.

In 2018, we focused on providing more choice and accessibility to consumers in wearables to drive acquisition of users. We introduced Fitbit Versa, our first mass appeal smartwatch in the second quarter, resulting in increased smartwatch revenue over the course of 2018.  Smartwatch revenue increased to 44% of revenue in 2018, from 8% in 2017. We also launched Fitbit Charge 3, which innovates on our Charge family of trackers, and which has sold more than 38 million devices. It gives people health and fitness features in a slim, premium tracker design, with smart functionality, and long battery life at an affordable price. The introduction of Fitbit Ace, a tracker designed for kids ages 8 and up and Fitbit family accounts, also expanded our addressable market.

The mix shift towards smartwatches favorably impacted the average selling price of our devices, but negatively impact our gross margin. This was partially mitigated by improvement in operating efficiency.  Operating efficiencies were driven by four key areas: returns, warranty claims, product quality and customer support costs.

Acquiring customers through the sale of a device increases the size of our community of users and also increases the potential for future demand for devices and other monetization opportunities, such as software services or coaching revenue. While software revenue was immaterial in 2018, a growing community of active users provides us an opportunity to introduce or further develop software services for the community in the future.

In addition, we focused on growing our Fitbit Health Solutions channel, which delivers health and wellness solutions for employers, health plans and health systems. In the fall, we launched Fitbit Care, a connected health platform that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment. While revenue from the Fitbit Health Solutions channel was immaterial in 2018, growth of the channel provides us an opportunity to drive demand for devices and software services.

The following are financial highlights for 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue	$1,511,983	$1,615,519	$2,169,461
Net loss	$(185,829)	$(277,192)	$(102,777)

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	For the Year Ended and As Of December 31,
	2018	2017	2016
	(in thousands)
Devices sold	13,939	15,343	22,295
Active users	27,627	25,367	23,238
Adjusted EBITDA	$(31,361)	$(52,158)	$29,985
Free cash flow	$60,327	$(24,919)	$60,080

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

Active Users

Fitbit builds its community of users through device sales and investment in its software to drive engagement. We define an active user as a registered Fitbit user who, within the three months prior to the date of measurement, has (a) an active Fitbit Coach subscription, (b) paired a wearable device or Aria scale with his or her Fitbit account, or (c) logged at least 100 steps with a wearable device or a weight measurement using an Aria scale. Active users can be new users who joined the community during the past ninety days, existing users who have remained active and met our definition of an active user, or previously active users who were inactive for 90 days or greater. The active user number excludes users who have downloaded our mobile apps without purchasing any of our wearable devices and users who have downloaded free versions of Fitbit Coach but are not subscribers to its paid premium offerings.

The active user metric is intended to provide a snapshot of the potential size and growth of our engaged user community. We believe interest in health and fitness ebbs and flows and as such, the active user metric is not designed to be a measure of the levels of continuous engagement of our individual users and does not track the number of individual users that have become inactive on our platform in a period. Accordingly, this metric does not take into account the extent to which inactive users are offset by new active users or how long an individual user remains active.

The number of active users is based on activity associated with each Fitbit user account. A user establishes an account with us by registering his or her email with us at Fitbit.com or through our app. As such, the active user metric reflects the number of Fitbit users who meet our definition of an active user during the measurement period; it is not associated with the particular device(s) owned by a user. Accordingly, a user with multiple devices synced to his or her account would only be counted as one active user. As a percentage of the active user metric, users who logged at least 100 steps with a health and fitness tracker or a weight measurement using an Aria scale but had an existing user account in a prior quarter increased from 79% as of December 31, 2017 to 82% percent as of December 31, 2018.

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

In addition, the active user metric is not intended to be an indicator of device sales in any period, as device sales are reported as a separate metric. We do not believe that the active user metric has a direct effect on our revenue and operating results since substantially all of our revenue to date has been derived from sales of our wearable devices. However, we believe the size of our active user population is a potential indicator of future demand from repeat buyers for our devices and for other future monetization opportunities such as software services or coaching revenue. We aim to increase the active user metric by developing products, services and content that are compelling for new, existing, and prior users.

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

In the three months ended December 31, 2018, 35.1% of Activations came from Repeat Users, with Re-Activated Users representing 56.5% of those Repeat Users. In the three months ended December 31, 2017, 32.6% of Activations came from Repeat Users, with Re-Activated Users representing 47.1% of those Repeat Users. In the twelve months ended December 31, 2018, 37.6% of Activations came from Repeat Users, with Re-Activated Users representing 52.0% of those Repeat Users. In the twelve months ended December 31, 2017, 36.9% of Activations came from Repeat Users, with Re-Activated Users representing 41.3% of those Repeat Users. We calculated the full year Activation metric by summing the Activations from Repeat Users and Re-Activated Users in each of the four quarters in 2018 and 2017. As such, a user who activated more than one Fitbit device to his or her account during the year and had activated a different Fitbit device in a prior year would count as a Repeat User more than once.

We believe that the Activations metric is a potential indicator of repeat purchase behavior but not a guarantee of repeat purchase behavior.  Actual repeat purchase behavior may depend on a number of factors, including but not limited to our ability to anticipate and satisfy consumer preferences.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation and intangible assets amortization, litigation expense related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of our restructuring in 2017, the impact of the Fitbit Force recall, impairment of equity investment, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, or IPO, change in contingent consideration, interest income (expense), net, and income tax expense (benefit). See the section titled “Selected Financial Data-Non-GAAP Financial Measures-Adjusted EBITDA” in this Annual Report on Form 10-K for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).

Free cash flow

We define free cash flow as net cash provided by (used in) operating activities less purchase of property and equipment. See the section titled “Selected Financial Data—Non-GAAP Financial Measures— Free cash flow” in this Annual Report on Form 10-K for information regarding our use of free cash flow and a reconciliation of free cash flow to net cash provided by (used in) operating activities.

Factors Affecting Our Future Performance

Product Introductions

To date, product introductions have often had a significant, positive impact on our operating results due primarily to increases in revenue associated with sales of the new products in the quarters following their introduction. Furthermore, new product introductions, or NPI, which we define as new products shipped in the past 12 months, could also adversely impact the sales of our existing products to retailers and users. New products may also have higher costs associated with them, which could adversely affect our margins. In addition, we have incurred higher levels of sales and marketing expenses accompanying each product introduction. In the future, we intend to continue to release new products and enhance our existing products, and we expect that our operating results will be impacted by these releases.

International Expansion

Our revenue, based on ship-to destinations, from sales outside of the United States represented 42% of our revenue in both 2017 and 2018. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts, distribution channels, and infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our growth will depend in part on the adoption and sales of our products and services in international markets. Moreover, our international expansion efforts have resulted and will continue to result in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

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

Competition

The market for wearable devices is both evolving and competitive. The wearable devices category has a multitude of participants, including specialized consumer electronics companies such as Garmin and Withings, and traditional watch companies such as Fossil. In addition, many large, broad-based consumer electronics companies either compete in our market or adjacent markets or have announced plans to do so, including Apple, Google, LG, and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. For example, Apple’s recently introduced Apple Watch includes ECG functionality and fall detection capability. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band device. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

Seasonality

Historically, we have experienced higher revenue in the fourth quarter compared to other quarters due in large part to seasonal holiday demand. For example, in 2018, 2017 and 2016, our fourth quarter represented 38%, 35% and 26% of our annual revenue, respectively. We also incur higher sales and marketing expenses during these periods.

Investing in Growth

Our business is in a multi-year transition process where we expect to leverage our core assets of brand, community, and data to focus on four key areas: adapting to the changing wearable device market; deepening our reach within healthcare; increasing our agility and optimizing our cost structure; and transforming our business from an episodic driven model centered around device sales to more life time value and recurring revenue. We expect our device mix to continue to shift towards smartwatches in 2019.  This will benefit average selling price, but will not offset the decline in our tracker unit growth. We expect the device mix shift to negatively impact gross margins, partially offset by operating efficiencies. For the full year 2019, operating expenses are expected to decline in absolute dollars as compared to the full year 2018.  We intend to drive incremental margin on the device side of the business and redeploy capital to grow international sales, Fitbit Health Solutions and recurring revenue opportunities.

We also expect to leverage the strength of our partners or acquire where necessary to increase speed to market and our ability to scale the business more effectively. For example, in 2016 we acquired assets from Coin, Pebble and Vector Watch to enhance the features and functionality of our devices, accelerate the expansion of our platform and ecosystem, and grow our capabilities in lower cost regions of the world. In 2018 we acquired Twine Health to further extend our reach into healthcare and to lay the foundation to expand our offerings to health plans, health systems and self-insured employers, including the introduction of Fitbit Care, a connected health platform for health plans and employers, in the third quarter of 2018, while creating opportunities to increase our subscription-based revenue.

Furthermore, we intend to increase our focus on the health ecosystem, building relationships with employers, wellness providers, and payers. The corporate wellness market for wearable devices market is new and is subject to a variety of challenges, including whether employers, health systems, and payers will continue to invest in such programs, long sales cycles, and substantial upfront sales costs. In each of 2018, 2017 and 2016, we derived less than 10% of our revenue from our Fitbit Health Solutions offerings. However, we believe that as healthcare costs continue to rise and as the healthcare ecosystem continues to seek ways to manage their costs, this represents an opportunity to grow revenue. In order to grow our Fitbit Health Solutions presence, we intend to enhance our offerings as well as expand our sales team focused on this market.

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

Components of our Operating Results

Revenue

We have three sources of revenue: consumer device revenue, Fitbit Health Solutions revenue, and consumer non-device revenue. The vast majority of our total revenue comes from the sale of wearable devices through the retail, direct, and Fitbit Health Solutions channels. Within the Fitbit Health Solutions channel, revenue is comprised of devices, services, and software with most of it driven by device sales. Consumer non-device revenue represents a small portion of total revenue, primarily from our subscription-based Fitbit Coach services.

We generate substantially all of our revenue from the sale of our wearable devices, which includes both trackers and accessories and smartwatches sold both directly to consumers as well as through our Fitbit Health Solutions channel. We also generate a small portion of our revenue from our subscription-based Fitbit Coach services and from software services sold through our Fitbit Health Solutions channel.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs, write-downs of excess and obsolete inventory, amortization of developed technology intangible assets acquired, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

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

Other Income (Expense), Net

Other income (expense), net consists of foreign currency gains and losses, and impairment loss from an equity investment.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, was signed into law and includes several key tax provisions that affected us, including a reduction of statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of certain deductions, and changes to how the U.S. imposes income tax on multinational corporations, among others. We are required to recognize the effect of tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities, as well as re-assessing the net realizability of our deferred tax assets. As of December 31, 2018, we finalized all provisional amounts related to the 2017 Tax Act. Finalizing provisional adjustments related to the 2017 Tax Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2018.

Operating Results

The following tables set forth the components of our consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,511,983	$1,615,519	$2,169,461
Cost of revenue (1)	908,404	924,618	1,323,577
Gross profit	603,579	690,901	845,884
Operating expenses:
Research and development (1)	332,169	343,012	320,191
Sales and marketing (1)	344,091	415,042	491,255
General and administrative (1)	116,627	133,934	146,903
Total operating expenses	792,887	891,988	958,349
Operating loss	(189,308)	(201,087)	(112,465)
Interest income, net	7,808	3,647	3,156
Other income (expense), net	(2,642)	2,796	14
Loss before income taxes	(184,142)	(194,644)	(109,295)
Income tax expense (benefit)	1,687	82,548	(6,518)
Net loss	$(185,829)	$(277,192)	$(102,777)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$7,312	$5,312	$4,797
Research and development	57,188	54,123	47,207
Sales and marketing	14,726	14,959	11,575
General and administrative	17,783	17,187	15,853
Total	$97,009	$91,581	$79,432

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	60	57	61
Gross profit	40	43	39
Operating expenses:
Research and development	22	21	15
Sales and marketing	23	26	22
General and administrative	8	8	7
Total operating expenses	53	55	44
Operating loss	(13)	(12)	(5)
Interest income, net	1	—	—
Other income (expense), net	—	—	—
Loss before income taxes	(12)	(12)	(5)
Income tax expense (benefit)	—	5	—
Net loss	(12)%	(17)%	(5)%

Revenue

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands)
Revenue	$1,511,983	$1,615,519	$2,169,461	$(103,536)	(6)%	$(553,942)	(26)%

Revenue decreased $103.5 million, or 6%, from $1.6 billion for 2017 to $1.5 billion for 2018. The decrease was primarily from a 9% reduction in devices sold driven by a decline in the demand for our trackers as the wearable market shifted from trackers to smartwatches. This shift adversely impacted us since trackers represented the majority of our revenue in 2017. Our tracker decline was partially offset by the growth in sales of our smartwatches, primarily from our introduction of Fitbit Versa in 2018, our first mass appeal smartwatch, which has enabled us to participate in the faster growing portion of the wearables device market. As a result, our smartwatch revenue grew by 437%, from 8% of our revenue in 2017 to 44% of our revenue in 2018, and our tracker revenue declined by 44%, from 88% of our revenue in 2017 to 53% of our revenue in 2018, compared to the prior fiscal year. The product mix shift towards higher end smartwatches favorably impacted the ASP of our devices. ASP increased by 4%, from $101 in 2017 to $105 in 2018. During 2018, we benefited from an improved lower rate of product returns and from $12.4 million in revenue from the release of outstanding product return and rebate reserves related to Wynit, as we believe the possibility of future claims associated with these reserves is remote. Revenue from NPI increased by 74%, from $498.3 million, or 31% of revenue, in 2017, to $869.4 million, or 57% of revenue, in 2018. NPI revenue for 2018 was primarily from Fitbit Versa, Fitbit Charge 3 and Fitbit Ace. Revenue from our direct channel, Fitbit.com, decreased by 8% to $154.7 million, or 10% of revenue in 2018, compared to the prior fiscal year. The decrease in our direct channel revenue was primarily due to a decline in discounted sales derived from customer claims. In response to customer complaints about out of warranty devices, we offer certain customers discounts on new products in lieu of providing replacements. These discounts are generally redeemed through our direct channel. The improved quality of our products has resulted in fewer customer complaints and, as a result, the issuance of fewer discount offers, therefore driving a decrease in direct channel revenue. Revenue from accessories declined by 32% and software services increased by 29%, compared to the prior fiscal year.

Revenue decreased $553.9 million, or 26%, from $2.2 billion for 2016 to $1.6 billion for 2017. Our 2017 results reflect lower demand for our trackers as consumers started migrating towards higher-end smartwatches, compared to the same period in 2016, primarily in the United States. A substantial majority of the decrease was due to a 31% decline in the number of devices sold, from 22.3 million in 2016 to 15.3 million in 2017. The decrease was offset in part by an 8% increase in the average selling price of our devices, from $94 for 2016 to $101 for 2017, due to favorable product mix primarily from our special edition devices. Revenue from NPI decreased by 67%, from $1.5 billion, or 70% of revenue, in 2016, to $498.3 million, or 31% of revenue, in

2017. NPI revenue for 2017 included Fitbit Ionic, Fitbit Alta HR, Fitbit Aria 2 and Fitbit Flyer. Revenue from our direct channel, Fitbit.com, increased by 11% to $167.9 million, or 10% of revenue, in 2017, compared to the same period in the prior fiscal year.

U.S. revenue, based on ship-to destinations, decreased $63.5 million, or 7%, from $944.1 million for 2017 to $880.5 million for 2018. International revenue decreased $40.0 million, or 6%, from $671.5 million for 2017 to $631.4 million for 2018, primarily due to decreases of 13% in the EMEA region, and 13% in the Americas excluding the United States region, offset in part by a 27% increase in the APAC region. The decline in EMEA was driven primarily by revenue declines in the United Kingdom region due to an increased competitive environment.

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

For the full year 2019, we expect revenue to increase modestly as compared to the full year 2018.

Cost of Revenue

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands)
Cost of revenue	$908,404	$924,618	$1,323,577	$(16,214)	(2)%	$(398,959)	(30)%
Gross profit	603,579	690,901	845,884	(87,322)	(13)%	(154,983)	(18)%
Gross margin	40%	43%	39%

Cost of revenue decreased $16.2 million, or 2%, from $924.6 million for 2017 to $908.4 million for 2018. The decrease was due to a 9% decline in the number of devices sold during 2018 and lower warranty costs and lower customer support contact rates due to improved quality of our products, offset in part by product mix shift towards higher cost smartwatches, which increased from 8% of revenue for 2017 to 44% of revenue for 2018. Gross margin decreased to 40% for 2018 from 43% for 2017 primarily due to our product mix shift towards higher cost smartwatches which have lower gross margins than our health and fitness trackers, offset in part by lower warranty costs and lower customer support contact rates due to improved quality of our products, and the recognition of revenue due to the release of outstanding product return and rebate reserves related to Wynit described above.

Cost of revenue decreased $399.0 million, or 30%, from $1.3 billion for 2016 to $924.6 million for 2017. The decrease was primarily due to the 31% decline in the number of devices sold during 2017, a decrease in excess manufacturing capacity costs, a decrease in excess and obsolete inventory write-downs for certain legacy products, a decrease in accelerated depreciation of manufacturing and tooling equipment, and lower warranty costs. Gross margin increased to 43% for 2017 from 39% for 2016 primarily due to the significant drop in demand that occurred in the fourth quarter of 2016, causing us to incur significant excess manufacturing capacity costs, excess and obsolete inventory write-downs for certain legacy products, and accelerated depreciation of manufacturing and tooling equipment in 2016, combined with lower warranty costs in 2017. In 2017, we also benefited from an initiative to improve our forecasting accuracy that reduced our exposure to the above described significant costs that we experienced during the fourth quarter of 2016.

We expect our gross margin to decrease in 2019 compared to 2018 primarily due to the continued mix shift towards lower margin smartwatches and the introduction of lower priced devices. We expect these to be partially offset by lower warranty costs and customer contact rates, and improved manufacturing processes.

Research and Development

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands)
Research and development	$332,169	$343,012	$320,191	$(10,843)	(3)%	$22,821	7%

Research and development expenses decreased $10.8 million, or 3%, from $343.0 million for 2017 to $332.2 million for 2018. The decrease was due to a $9.0 million decrease in tooling and prototype material costs and a $4.6 million decrease in consulting and contractor expenses, offset in part by a $1.9 million increase in personnel-related expenses primarily from an average headcount increase of 2% in 2018, compared to the same period in the prior fiscal year.

Research and development expenses increased $22.8 million, or 7%, from $320.2 million for 2016 to $343.0 million for 2017. The increase was primarily due to an increase of $27.3 million in personnel-related expenses due to an average headcount increase of 7% in 2017, a $8.1 million increase in allocated overhead, and a $3.6 million increase in third-party hosting costs, partially offset by a decrease of $13.8 million in consulting and contractor expenses and a $1.1 million decrease in tooling and prototype material costs.

For the full year 2019, we expect research and development expenses to decrease in absolute dollars and decrease as a percentage of revenue as compared to the full year 2018.

Sales and Marketing

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands)
Sales and marketing	$344,091	$415,042	$491,255	$(70,951)	(17)%	$(76,213)	(16)%

Sales and marketing expenses decreased $71.0 million, or 17%, from $415.0 million for 2017 to $344.1 million for 2018. The decrease was primarily due to a $33.8 million decrease in marketing activities accounted for as a reduction to revenue instead of sales and marketing expense in prior periods due to a shift towards direct promotion programs from marketing incentives. Additionally, we further reduced our sales and marketing expenses by $17.9 million due to a shift in focus from traditional television marketing to digital media, by $14.9 million in lower customer support costs due to lower contact rates resulting from improved quality of our products, and by $12.0 million in POP display costs due to a reduced number of new displays, offset in part by a $7.3 million increase in personnel-related expenses primarily due to an average headcount increase of 4% in 2018, compared to the same period in the prior fiscal year.

Sales and marketing expenses decreased $76.2 million, or 16%, from $491.3 million for 2016 to $415.0 million for 2017. The decrease was primarily due to a $103.9 million decrease in advertising and marketing expense and a $8.5 million decrease in consulting and contractor expenses, partially offset by a $16.9 million increase in personnel-related expenses due to an average headcount increase of 11% in 2017, a $9.7 million increase in allocated overhead, a $7.2 million increase in sales transaction expenses, and a $3.6 million increase in expenses for purchased software.

For the full year 2019, we expect sales and marketing expenses to decrease in absolute dollars and decrease as a percentage of revenue as compared to the full year 2018.

General and Administrative

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands)
General and administrative	$116,627	$133,934	$146,903	$(17,307)	(13)%	$(12,969)	(9)%

General and administrative expenses decreased $17.3 million, or 13%, from $133.9 million for 2017 to $116.6 million for 2018. The decrease was primarily due to a $7.6 million decrease in bad debt expense resulting from Wynit’s bankruptcy filing in 2017, a $5.1 million decrease in legal fees, a $2.9 million decrease in allocated overhead, and a $2.0 million decrease in consulting and contractor expense, offset in part by a $3.3 million increase in personnel-related expenses primarily due to an average headcount increase of 5% in 2018, compared to the same period in the prior fiscal year.

General and administrative expenses decreased $13.0 million, or 9%, from $146.9 million for 2016 to $133.9 million for 2017. The decrease was primarily due to a $23.9 million decrease in legal fees primarily due to decreased litigation expense as a result of our global settlement of all outstanding civil litigation with Jawbone, and a $4.1 million decrease in consulting and contractor expense, partially offset by a $11.0 million increase in personnel-related expenses due to an average headcount increase of 8% in 2017, and a $7.6 million increase in bad debt expense resulting from Wynit’s bankruptcy filing.

For the full year 2019, we expect general and administrative expenses to remain relatively consistent in absolute dollars and as a percentage of revenue as compared to the full year 2018.

Interest and Other Income (Expense), Net

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands)
Interest income, net	$7,808	$3,647	$3,156	$4,161	114%	$491	16%
Other income (expense), net	(2,642)	2,796	14	(5,438)	(194)%	2,782	19,871%

Interest income, net increased $4.2 million, or 114%, from $3.6 million for 2017 to $7.8 million for 2018, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income (expense), net decreased primarily due to an impairment loss of $6.0 million on an equity investment.

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

Income Tax Expense (Benefit)

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands)
Income tax expense (benefit)	$1,687	$82,548	$(6,518)	$(80,861)	(98)%	$89,066	(1,366)%
Effective tax rate	(0.9)%	(42.4)%	6.0%

Income tax expense decreased $80.9 million, from an expense of $82.5 million for 2017 to an expense of $1.7 million for 2018. Our effective tax rate was (0.9)% and (42.4)% for 2018 and 2017, respectively. The decrease in income tax expense for 2018 was primarily due to the establishment of a full valuation allowance on our U.S. deferred tax assets in 2017, the mix of income or losses between our foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

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

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sale of our equity securities. As of December 31, 2018, we had cash and cash equivalents of $474.0 million and marketable securities of $249.5 million, approximately 85% of which are held on-shore by a U.S. legal entity.

Of our total cash, cash equivalents, and marketable securities, $111.3 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and current plans do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

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

Credit Facility

On November 21, 2018, we voluntarily terminated our Senior Facility. As of the date of termination, we did not have any outstanding borrowings under the Senior Facility but did have outstanding letters of credit totaling $36.6 million, issued to cover various security deposits on our facility leases. In connection with this termination, all outstanding letters of credit issued under the Senior Facility are being held with SVB on an unsecured basis. We did not incur any early termination penalties in connection with the termination of the Senior Facility. See Note 6 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K for further details.

As of December 31, 2018, we had outstanding letters of credit of $36.6 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$113,207	$64,241	$138,720
Investing activities	17,496	(28,718)	(392,666)
Financing activities	1,287	4,635	19,794
Net change in cash and cash equivalents	$131,990	$40,158	$(234,152)

Cash Flows from Operating Activities

Net cash provided by operating activities of $113.2 million for 2018 was primarily due to a decrease in net change in operating assets and liabilities of $122.8 million, which consisted of a decrease in prepaid expenses and other assets primarily due to the receipt of a $72 million income tax refund, and an increase in accounts payables, offset in part by an increase in inventory primarily related to Fitbit Charge 3 and Fitbit Versa, a decrease in accrued liabilities as a result of lower operating activity during the current period, and an increase in accounts receivables. The net change in operating assets and liabilities was also impacted by non-cash adjustments of $176.3 million, primarily resulting from stock-based compensation expense of $97.0 million, depreciation and amortization expense of $56.8 million, provision for inventory obsolescence of $11.8 million, write-off of property and equipment of $7.7 million and impairment loss from an equity investment of $6.0 million, partially offset by a net loss of $(185.8) million. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 76 days as of December 31, 2017 to 70 days as of December 31, 2018 due to higher collections during the fourth quarter of 2018 compared to the fourth quarter of 2017.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for 2018 of $17.5 million was primarily due to maturities and sales of marketable securities of $443.6 million, partially offset by purchases of marketable securities of $353.9 million, purchases of property and equipment of $52.9 million, the cash portion of an acquisition of $13.6 million, net of cash acquired, and acquisition-related holdback payments of $5.6 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for 2018 of $1.3 million was primarily due to $21.5 million of proceeds from the exercise of stock options and stock purchases made through our 2015 Employee Stock Purchase Plan, or the 2015 ESPP, offset in part by $19.4 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans.

Net cash provided by financing activities for 2017 of $4.6 million was primarily due to $19.0 million of proceeds from the exercise of stock options and stock purchases made through our 2015 ESPP, offset in part by $14.4 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans.

Net cash provided by financing activities for 2016 of $19.8 million was primarily related to net proceeds from the issuance of common stock related to employee equity incentive plans of $21.0 million.

Contractual Obligations and Other Commitments

The following table summarizes our non-cancelable contractual obligations as of December 31, 2018:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$146,405	$27,473	$54,586	$52,237	$12,109
Capital leases	2,700	2,700	—	—	—
Total	$149,105	$30,173	$54,586	$52,237	$12,109

(1)
Represents expected future minimum lease payments, net of minimum sublease rental income, under noncancellable operating leases for our facilities. See Note 7 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K for further details.

Purchase orders or contracts for the purchase of certain goods and services are not included in the above table. The aggregate amount of open purchase orders as of December 31, 2018 was approximately $517.6 million, of which $185.0 million related to our transition to a third-party hosting provider and $2.9 million was accrued for as of December 31, 2018. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufacturers. As of December 31, 2018, approximately $10.8 million was accrued for such liabilities to contract manufacturers.

The table above excludes the liability for uncertain tax positions of $27.7 million as of December 31, 2018, due to the uncertainty of when the related tax settlements will become due.

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

Revenue Recognition

We recognize revenue upon transfer of control of promised goods or services to customers at transaction price, an amount that reflects the consideration we expect to receive in exchange for those goods or services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns and sales incentives related to current period product revenue.

Products and Services

We derive substantially all of our revenue from sales of our wearable devices, which includes trackers, smartwatches and accessories. We also generate a small portion of revenue from our subscription-based services. We consider delivery of our products to have occurred once control has transferred and delivery of services to have occurred as control is transferred. We recognize revenue, net of estimated sales returns, sales incentives, discounts, and sales tax.

Arrangements with Multiple Performance Obligations

We enter into contracts that have multiple performance obligations that include hardware, software, and services. The first performance obligation is the hardware and firmware essential to the functionality of the tracker or smartwatch delivered at the time of sale. The second performance obligation is the software services included with the products, which are provided free of charge and enable users to sync, view, and access real-time data on our online dashboard and mobile apps. The third performance obligation is the embedded right included with the purchase of the device to receive, on a when-and-if-available basis, future unspecified firmware upgrades and features relating to the product’s essential firmware. In addition, we occasionally offer a fourth performance obligation in bundled arrangements that allows access to subscription-based services related to our Fitbit Coach offering.

We allocate revenue to all performance obligations based on their relative standalone selling prices (“SSP”). Our process for determining SSP considers multiple factors including consumer behaviors, our internal pricing model, and cost-plus margin, and may vary depending upon the facts and circumstances related to each deliverable. SSP for the trackers and smartwatches reflect our best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprise the majority of the arrangement consideration. SSP for upgrade rights currently ranges from $1.00 to $3.00. SSP for the online dashboard and mobile apps is currently estimated at $0.99. SSP for access to Fitbit Coach subscription-based services is based on the price charged when sold separately.

Amounts allocated to the delivered wearable devices are recognized at the time of delivery, provided the other conditions for revenue recognition have been met. Amounts allocated to the online dashboard and mobile apps and unspecified upgrade rights are deferred and recognized on a straight-line basis over the estimated usage period.

We offer our users the ability to purchase subscription-based services, through which the users receive incremental features, including access to a digital personal trainer, in-depth analytics regarding the user’s personal metrics, or video-based customized workouts. Amounts paid for subscriptions are deferred and recognized ratably over the service period, which is typically one year. Revenue from subscription-based services was less than 1% of revenue for all periods presented.

In addition, we offer subscription-based software and services to certain customers in Fitness Health Solutions, which includes a real-time dashboard, and the ability to create corporate challenges. SSP for the Fitness Health Solutions subscription is determined based on our internal pricing model for anticipated renewals for existing customers and pricing for new customers. Revenue allocated to the Fitness Health Solutions subscription is deferred and recognized on a straight-line basis over the estimated access period of one year, which is the typical service period. Revenue for Fitness Health Solutions software and services was less than 1% of revenue for all periods presented.

We apply a practical expedient to expense costs to obtain a contract with a customer as incurred when the amortization period would be one year or less. We apply a practical expedient to not consider the effect of a significant financing component as we expect that the period between transfer of control and payment from customer to be one year or less.

We account for shipping and handling fees billed to customers as revenue. Sales taxes and value added taxes, or VAT, collected from customers which are remitted to governmental authorities are not included in revenue, and are reflected as a liability on the consolidated balance sheets.

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

We estimate reserves for these policies and programs based on historical experience, and record the reserve as a reduction of revenue and an accrued liability. Through December 31, 2018, actual returns have primarily been open-box returns. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow us to estimate expected future product returns. We review the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. We then apply the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, we also provide a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. We also consider whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and record an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

Sales Incentives

We offer sales incentives through various programs, consisting primarily of cooperative advertising and pricing promotions to retailers and distributors. We record advertising with customers as a reduction to revenue unless we receive a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the distinct benefit received, in which case we record it as a marketing expense. We recognize a liability and reduce revenue for rebates or other incentives based on the estimated amount of rebates or credits that will be claimed by customers.

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

We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have one operating segment, we have determined that there is one reporting unit and test goodwill for impairment at the entity level. We test goodwill using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on the fair value of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill, as defined by ASC 350, to our carrying amount to determine the amount of impairment loss, if any. We tested goodwill for impairment as of October 31, 2018 and 2017, and the fair value of our reporting unit exceeded the carrying value. We considered other factors in the performance of the annual goodwill impairment test in the fourth quarter of 2018, including assumptions about expected future revenue forecasts, changes in the overall economy, trends in our stock price, and other operating conditions. It is reasonably possible that we could perform significantly below our expectations or a deterioration of market and economic conditions could occur. This would adversely impact our ability to meet our projected results, which could cause our goodwill to become impaired. If we determine that our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our results of operations and financial position.

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

The fair value of restricted stock units, or RSUs, without market conditions is the fair value of our common stock on the grant date. We estimate the fair value of RSUs subject to market conditions using a Monte Carlo simulation model. The determination of the fair value is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables including our expected stock price volatility over the expected term of the awards, and risk-free interest rates.

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

Fair Value of Our Common Stock. The fair value of our stock options, warrants and RSUs are based on the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant.

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

Volatility. Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Prior to 2018, we estimated the expected volatility of the common stock underlying our stock options, warrants and equity awards issued under our 2015 ESPP at the grant date by taking the average historical volatility of the common stock of a group of comparable publicly traded companies over a period equal to the expected life. We used this method because we had limited information on the volatility of our Class A common stock because of our short trading history. Beginning in 2018, we now use a combination of historical volatility from our Class A common stock along with historical volatility from the group of comparable publicly traded companies.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” in the notes to our consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of December 31, 2018, we had cash and cash equivalents of $474.0 million and marketable securities of $249.5 million which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had no outstanding contracts in cash flow hedges for forecasted revenue and expense transactions as of December 31, 2018. We had outstanding balance sheet hedges with a total notional amount of $101.4 million as of December 31, 2018. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on transactions denominated in currencies other than respective functional currencies, a hypothetical change of 10% would have resulted in an impact on loss before income taxes of approximately $11.9 million for 2018.

Item 8. Financial Statements and Supplementary Data

FITBIT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fitbit, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fitbit, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to accuracy of inputs in the sales order entry process existed as of that date.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

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
March 1, 2019

We have served as the Company’s auditor since 2011.

FITBIT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$473,956	$341,966
Marketable securities	249,493	337,334
Accounts receivable, net	414,209	406,019
Inventories	124,871	123,895
Income tax receivable	6,957	77,882
Prepaid expenses and other current assets	42,325	97,269
Total current assets	1,311,811	1,384,365
Property and equipment, net	106,286	104,908
Goodwill	60,979	51,036
Intangible assets, net	23,620	22,356
Deferred tax assets	4,489	3,990
Other assets	8,362	15,420
Total assets	$1,515,547	$1,582,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$251,657	$212,731
Accrued liabilities	437,234	452,137
Deferred revenue	29,400	35,504
Income taxes payable	1,092	928
Total current liabilities	719,383	701,300
Long-term deferred revenue	7,436	6,928
Other liabilities	52,790	49,884
Total liabilities	779,609	758,112
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 221,081,203 and 207,453,624 shares issued and outstanding as of December 31, 2018 and 2017, respectively	22	21
Class B common stock, $0.0001 par value, 350,000,000 shares authorized; 31,281,638 and 31,302,898 shares issued and outstanding as of December 31, 2018 and 2017, respectively	3	3
Additional paid-in capital	1,055,046	956,060
Accumulated other comprehensive loss	(66)	(9)
Accumulated deficit	(319,067)	(132,112)
Total stockholders’ equity	735,938	823,963
Total liabilities and stockholders’ equity	$1,515,547	$1,582,075

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Revenue	$1,511,983	$1,615,519	$2,169,461
Cost of revenue	908,404	924,618	1,323,577
Gross profit	603,579	690,901	845,884
Operating expenses:
Research and development	332,169	343,012	320,191
Sales and marketing	344,091	415,042	491,255
General and administrative	116,627	133,934	146,903
Total operating expenses	792,887	891,988	958,349
Operating loss	(189,308)	(201,087)	(112,465)
Interest income, net	7,808	3,647	3,156
Other income (expense), net	(2,642)	2,796	14
Loss before income taxes	(184,142)	(194,644)	(109,295)
Income tax expense (benefit)	1,687	82,548	(6,518)
Net loss	$(185,829)	$(277,192)	$(102,777)
Net loss per share attributable to common stockholders:
Basic	$(0.76)	$(1.19)	$(0.47)
Diluted	$(0.76)	$(1.19)	$(0.47)
Shares used to compute net loss per share attributable to common stockholders:
Basic	244,603	232,032	220,405
Diluted	244,603	232,032	220,405

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2018	2017	2016

Net loss	$(185,829)	$(277,192)	$(102,777)
Other comprehensive loss:
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $819, ($1) and ($1,251), respectively	7,587	(19,422)	9,422
Less reclassification for realized net (gain) loss included in net loss, net of tax expense of ($819), $74 and $509, respectively	(7,587)	19,965	(10,650)
Net change, net of tax	—	543	(1,228)
Available-for-sale investments:
Change in unrealized gain (loss) on investments	(68)	125	(126)
Less reclassification for realized net (gain) loss included in net loss	11	(13)	(6)
Net change, net of tax	(57)	112	(132)
Change in foreign currency translation adjustment, net of tax	—	314	(309)
Comprehensive loss	$(185,886)	$(276,223)	$(104,446)

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands except share amounts)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2015	214,781,573	$21	$737,820	$691	$242,919	$981,451
Issuance of common stock	10,881,704	2	25,812	—	—	25,814
Stock-based compensation expense	—	—	79,107	—	—	79,107
Taxes related to net share settlement of restricted stock units	—	—	(4,939)	—	—	(4,939)
Excess tax benefit from stock-based compensation	—	—	21,545	—	—	21,545
Net loss	—	—	—	—	(102,777)	(102,777)
Other comprehensive loss	—	—	—	(1,669)	—	(1,669)
Balance at December 31, 2016	225,663,277	23	859,345	(978)	140,142	998,532
Issuance of common stock	13,093,245	1	19,010	—	—	19,011
Stock-based compensation expense	—	—	92,081	—	—	92,081
Taxes related to net share settlement of restricted stock units	—	—	(14,376)	—	—	(14,376)
Cumulative effect adjustment related to recognition of previously unrecognized excess tax benefits from adoption of ASU 2016-09	—	—	—	—	4,938	4,938
Net loss	—	—	—	—	(277,192)	(277,192)
Other comprehensive income	—	—	—	969	—	969
Balance at December 31, 2017	238,756,522	24	956,060	(9)	(132,112)	823,963
Issuance of common stock	13,606,319	1	21,469	—	—	21,470
Stock-based compensation expense	—	—	96,953	—	—	96,953
Taxes related to net share settlement of restricted stock units	—	—	(19,436)	—	—	(19,436)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU 2014-09	—	—	—	—	(1,126)	(1,126)
Net loss	—	—	—	—	(185,829)	(185,829)
Other comprehensive loss	—	—	—	(57)	—	(57)
Balance at December 31, 2018	252,362,841	$25	$1,055,046	$(66)	$(319,067)	$735,938
The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016

Cash Flows from Operating Activities
Net loss	$(185,829)	$(277,192)	$(102,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	56	7,893	339
Provision for excess and obsolete inventory	11,828	14,833	4,993
Depreciation	48,889	39,971	36,046
Amortization of intangible assets	7,926	5,722	2,087
Accelerated depreciation of property and equipment	7,731	5,250	19,805
Amortization of issuance costs and discount on debt	785	951	466
Stock-based compensation	97,009	91,581	79,432
Deferred income taxes	(2,548)	173,906	(100,434)
Impairment of equity investment	6,000	—	—
Other	(1,395)	216	(423)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,036)	63,784	(8,701)
Inventories	(12,860)	92,129	(61,975)
Prepaid expenses and other assets	125,914	(113,111)	(37,876)
Fitbit force recall reserve	(445)	(789)	(3,869)
Accounts payable	35,207	(86,115)	45,654
Accrued liabilities and other liabilities	(11,978)	56,172	213,361
Deferred revenue	(5,622)	(7,472)	5,456
Income taxes payable	575	(3,488)	47,136
Net cash provided by operating activities	113,207	64,241	138,720
Cash Flows from Investing Activities
Purchase of property and equipment	(52,880)	(89,160)	(78,640)
Purchase of marketable securities	(353,948)	(597,933)	(638,055)
Sales of marketable securities	9,983	42,406	46,511
Maturities of marketable securities	433,594	622,525	315,774
Acquisitions, net of cash acquired	(19,253)	(556)	(38,256)
Equity investment	—	(6,000)	—
Net cash provided by (used in) investing activities	17,496	(28,718)	(392,666)
Cash Flows from Financing Activities
Repayment of debt	(747)	—	—
Payment of offering costs	—	—	(1,236)
Proceeds from issuance of common stock	21,470	19,011	25,969
Taxes paid related to net share settlement of restricted stock units	(19,436)	(14,376)	(4,939)
Net cash provided by financing activities	1,287	4,635	19,794
Net increase (decrease) in cash and cash equivalents	131,990	40,158	(234,152)
Effect of exchange rate changes on cash and cash equivalents	—	488	(374)
Cash and cash equivalents at beginning of period	341,966	301,320	535,846
Cash and cash equivalents at end of period	$473,956	$341,966	$301,320
Supplemental Disclosure
Cash paid for interest	$631	$1,019	$624
Cash paid (received) for income taxes, net of $72 million income tax refund in 2018	$(69,868)	$382	$34,014
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Purchase of property and equipment included in accounts payable and accrued liabilities	$6,615	$4,197	$19,778
Property acquired under capital leases	$2,700	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Notes to Consolidated Financial Statements

1.    Business Overview and Basis of Presentation

Description of Business

Fitbit, Inc. (the “Company”) is a technology company focused on driving health solutions and positively impacting health outcomes. The Fitbit platform combines wearable devices with software and services to give its users tools to help them reach their health and fitness goals. The Company’s wearable devices, which include trackers and smartwatches, enable its users to view data about their daily activity, exercise and sleep in real-time. The Company’s software and services, which include an online dashboard and mobile app, provide its users with data analytics, motivational and social tools, and virtual coaching through customized fitness plans and interactive workouts, drive engagement and can be leveraged to provide personalized insights. The Company sells devices through diversified sales channels that include distributors, retailers, Fitbit Health Solutions, and Fitbit.com. The Company has established wholly-owned subsidiaries globally and its corporate headquarters are located in San Francisco, California.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The Company’s fiscal year ends on December 31 of each year. The Company operates on a 4-4-5 week quarterly calendar.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The primary estimates and assumptions made by management are related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock-based awards, fair value of derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the number of reportable segments, the recoverability of intangible assets and their useful lives, contingencies, income taxes, recoverability of unused advertising credits, and impairment of an equity investment. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss, net of tax. Other comprehensive loss refers to revenue, expenses, and gains and losses that are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive loss consists of net unrealized gains and losses on derivative instruments accounted for as cash flow hedges, foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale securities.

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

During 2018, the Company released $12.4 million in product return and rebate reserves related to Wynit, as it believes the possibility of future claims associated with these reserves is remote. This reserve release resulted in a $12.4 million increase in revenue during the year ended December 31, 2018.

Non-Monetary Transaction

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash, which was amended in October 2018 to extend the contractual period from four to six years. The Company recorded the transaction based on the estimated fair value of the products exchanged. For the year ended December 31, 2016, the Company recorded $15.0 million of revenue and $7.0 million of associated cost of goods sold upon exchange of the products for advertising credits of $13.0 million and cash of $2.0 million. The $13.0 million of unused advertising credits remaining as of December 31, 2016 were recorded in prepaid expenses and other current assets, and other assets. Such credits are expected to be used over the contractual period of six years, and will be expensed as advertising services are received. During the year ended December 31, 2018 and 2017, $2.3 million and $0.8 million, respectively, of credits were utilized. The Company’s prepaid and other assets related to unused advertising credits as of December 31, 2018 and December 31, 2017 were $9.9 million and $12.2 million, respectively.

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

The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure local currency denominated monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, plant and equipment and other nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements have been included in the Company’s operating results within other income (expense), net. Local currency transactions of these international operations are remeasured into U.S. dollars at the rates of exchange in effect at the date of the transaction. Foreign currency transaction gains were $4.6 million, $2.6 million, and $11.7 million for 2018, 2017, and 2016, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivables, and derivative instruments. Cash is deposited with high quality financial institutions and may, at times, exceed federally insured limits. The Company’s Investment Policy requires that cash equivalents and marketable securities are invested only in investment grade securities and limits the amount of credit exposure to any single issuance, issuer, or type of investment. Management believes that the financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal interest rate risk.

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

Internally-Developed Software Costs

The Company capitalizes eligible costs to acquire, develop, or modify internal-use software that are incurred subsequent to the preliminary project stage. Capitalized internally-developed software costs, net, not yet placed in service were $2.6 million as of December 31, 2018 and $11.2 million as of December 31, 2017.

Research and Development

Research and development expenses consist primarily of personnel-related expenses, consulting and contractor expenses, tooling and prototype materials, and allocated overhead costs. Substantially all of the Company’s research and development expenses are related to developing new products and services and improving existing products and services. To date, research and development expenses have been expensed as incurred, because the release of products and services for sale has been short and development costs qualifying for capitalization have been immaterial.

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

The Company assesses goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with the determination that the Company has one operating segment, the Company has determined that there is one reporting unit and tests goodwill for impairment at the entity level. Goodwill is tested using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, the carrying amount of the reporting unit is compared to the fair value based on the fair value of the Company’s common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill, as defined by ASC 350, is compared to its carrying amount to determine the amount of impairment loss, if any. The Company tested goodwill for impairment as of October 31, 2018 and 2017, and the fair value of the reporting unit exceeded the carrying value. The Company considered other factors in the performance of the annual goodwill impairment test in the fourth quarter of 2018, including assumptions about expected future revenue forecasts, changes in the overall economy, trends in its stock price, and other operating conditions.  It is reasonably possible that the Company could perform significantly below its expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause its goodwill to become impaired. If the Company determines that its goodwill is impaired, it would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.

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

Revenue Recognition

The Company recognizes revenue upon transfer of control of promised goods or services to customers at transaction price, an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns and sales incentives related to current period product revenue.

Products and Services

The Company derives substantially all of its revenue from sales of its wearable devices, which includes trackers, smartwatches and accessories. The Company also generates a small portion of revenue from its subscription-based services. The Company considers delivery of its products to have occurred once control has transferred and delivery of services to have occurred as control is transferred. The Company recognizes revenue, net of estimated sales returns, sales incentives, discounts, and sales tax.

Arrangements with Multiple Performance Obligations

The Company enters into contracts that have multiple performance obligations that include hardware, software, and services. The first performance obligation is the hardware and firmware essential to the functionality of the tracker or smartwatch delivered at the time of sale. The second performance obligation is the software services included with the products, which are provided free of charge and enable users to sync, view, and access real-time data on the Company’s online dashboard and mobile apps. The third performance obligation is the embedded right included with the purchase of the device to receive, on a when-and-if-available basis, future unspecified firmware upgrades and features relating to the product’s essential firmware. In addition, the Company occasionally offers a fourth performance obligation in bundled arrangements that allows access to subscription-based services related to the Company’s Fitbit Coach offering.

The Company allocates revenue to all performance obligations based on their relative standalone selling prices (“SSP”). The Company’s process for determining its SSP considers multiple factors including consumer behaviors, the Company’s internal pricing model, and cost-plus margin and may vary depending upon the facts and circumstances related to each deliverable. SSP for the trackers and smartwatches reflect the Company’s best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprise the majority of the arrangement consideration. SSP for upgrade rights currently ranges from $1.00 to $3.00. SSP for the online dashboard and mobile apps is currently estimated at $0.99. SSP for access to Fitbit Coach subscription-based services is based on the price charged when sold separately.

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

In addition, the Company offers subscription-based software and services to certain customers in Fitness Health Solutions, which includes a real-time dashboard, and the ability to create corporate challenges. SSP for the Fitness Health Solutions subscription is determined based on the Company’s internal pricing model for anticipated renewals for existing customers and pricing for new customers. Revenue allocated to the Fitness Health Solutions subscription is deferred and recognized on a straight-line basis over the estimated access period of one year, which is the typical service period. Revenue for Fitness Health Solutions software and services was less than 1% of revenue for all periods presented.

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

The Company estimates reserves for these policies and programs based on historical experience, and records the reserves as a reduction of revenue and an accrued liability. Through December 31, 2018, actual returns have primarily been open-box returns. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow the Company to estimate expected future product returns. The Company reviews the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. The Company then applies the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, the Company also provides a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and records an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

Sales Incentives

The Company offers sales incentives through various programs, consisting primarily of cooperative advertising and pricing promotions to retailers and distributors. The Company records advertising with customers as a reduction to revenue unless it receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the distinct benefit received, in which case the Company records it as a marketing expense. The Company recognizes a liability and reduces revenue for rebates or other incentives based on the estimated amount of rebates or credits that will be claimed by customers.

Refer to Note 11, “Significant Customer Information and Other Information,” for disaggregated revenue by geographic region, based on ship-to destinations.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs, write-downs of excess and obsolete inventory, amortization of developed technology intangible assets acquired, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

Advertising Costs and Point of Purchase (“POP”) Displays

Costs related to advertising and promotions, excluding cooperative advertising costs, are expensed to sales and marketing as incurred. Advertising and promotion expenses, including expenses for POP displays, for 2018, 2017, and 2016 were $161.5 million, $226.3 million and $316.8 million, respectively. Co-op advertising costs are recorded as a reduction to revenue, and for 2018, 2017, and 2016 were $80.3 million, $45.0 million and $52.9 million, respectively.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. Determining the fair value of stock-based awards at the grant date requires judgment. The fair value of restricted stock units, or RSUs, without market conditions is the fair value of the Company’s common stock on the grant date. The Company estimates the fair value of RSUs subject to market conditions using a Monte Carlo simulation model. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, warrants and shares issued under the 2015 Employee Stock Purchase Plan (the “2015 ESPP”).

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for expected future consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates. The Company makes estimates, assumptions, and judgments to determine its expense (benefit) for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against its deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, the Company establishes a valuation allowance.

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

As the Company was in a net loss position from 2016 through 2018, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance; ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 requires lessees to recognize right-of-use assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. Topic 842 will become effective for the Company on January 1, 2019, and requires adoption using a modified retrospective approach. The Company has assessed the impact of the guidance, which includes evaluating contracts, developing policies, processes and information technology tools to report financial results, and implementing and evaluating the Company’s internal controls over financial reporting that will be necessary under the new standard. The Company will adopt Topic 842 utilizing the modified retrospective transition method through a cumulative-effect adjustment on January 1, 2019, and will not restate comparative periods. Upon adoption, the Company elected the transition package of practical expedients permitted within the new standard, which allows the carryforward of the assessment of whether contracts contain or are leases, historical lease classification, and remaining lease terms. Based on the Company’s lease portfolio, it anticipates recording right-of-use assets between a range of approximately $95.0 million to $115.0 million and aggregate current and non-current liabilities between a range of approximately $125.0 million to $145.0 million on its consolidated balance sheet. However, the Company does not expect the adoption to have a material impact on its consolidated statement of operations or consolidated statement of cash flows.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company does not expect the impact of adoption to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for the Company on January 1, 2019 and early adoption is permitted. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements.

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

The Company adopted ASU 2014-09 effective January 1, 2018, utilizing the modified retrospective transition method. Prior periods were not retrospectively adjusted. Upon adoption, the Company recognized an immaterial cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. The new standard impacted the timing of when revenue is recognized for certain products shipped, and the timing and classification of certain sales incentives, which are generally recognized earlier than historical guidance. The Company believes the new guidance is materially consistent with its historical revenue recognition policy. In addition, ASU 2014-09 requires the presentation of sales returns reserve as a current liability. The Company’s sales return reserve was $104.0 million as of December 31, 2018, presented within “Accrued liabilities” and was $109.9 million as of December 31, 2017, presented within “Accounts receivable, net.”

The impact to revenue, accounts receivable, deferred revenue, and accrued liabilities as a result of applying ASU 2014-09 for the year ended or as of December 31, 2018 was as follows (in thousands):

	Year Ended December 31, 2018
	Under ASC 605	Impact	Under ASC 606

Revenue	$1,511,999	$(16)	$1,511,983
Accounts receivable, net	310,208	104,001	414,209
Deferred revenue	37,635	(799)	36,836
Accrued liabilities	333,201	104,033	437,234
Accumulated deficit	(319,052)	(15)	(319,067)

The impact to other financial statement line items was immaterial. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in the Company’s consolidated statement of cash flows.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers Other than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted ASU No. 2016-16 on January 1, 2018, and the adoption of the guidance did not have a material impact on its consolidated financial statements.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$273,546	$—	$—	$273,546
U.S. government agencies	—	72,840	—	72,840
Corporate debt securities	—	228,953	—	228,953
Derivative assets	—	623	—	623
Total	$273,546	$302,416	$—	$575,962
Liabilities:
Derivative liabilities	$—	$549	$—	$549
Stock warrant liability	—	—	410	410
Total	$—	$549	$410	$959

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$193,066	$—	$—	$193,066
U.S. government agencies	—	79,624	—	79,624
Corporate debt securities	—	291,582	—	291,582
Total	$193,066	$371,206	$—	$564,272
Liabilities:
Derivative liabilities	$—	$2,138	$—	$2,138
Stock warrant liability	—	—	208	208
Total	$—	$2,138	$208	$2,346

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

There were no Level 3 financial assets during 2018 and 2017. There were Level 3 financial liabilities as of December 31, 2018 and December 31, 2017. There have been no transfers between fair value measurement levels during 2018, 2017 and 2016.

In 2017, the Company acquired an equity ownership interest in a privately-held company in exchange for $6.0 million in cash. The Company does not have a controlling interest or the ability to exercise significant influence over the investee, and this investment does not have a readily determinable fair value. Upon adoption of ASU 2016-01 on January 1, 2018, the Company elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such changes in the basis of the equity investment are recognized in “Other income (expense), net” in the Company’s consolidated statement of operations. In 2018, the Company identified events and circumstances that indicated that there was a decline in the fair value of this investment. As a result, the Company performed an assessment of the financial condition, financial forecast, near-term financing prospects, and other factors of the issuer, and concluded that this equity investment was fully impaired and recorded an impairment loss of $6.0 million. This equity investment was classified within “Other assets” on the Company’s consolidated balance sheets as of December 31, 2017.

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

The following table sets forth the cash, cash equivalents, and marketable securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$148,110	$—	$—	$148,110	$148,110	$—
Money market funds	273,546	—	—	273,546	273,546	—
U.S. government agencies	72,884	1	(45)	72,840	9,738	63,102
Corporate debt securities	229,040	—	(87)	228,953	42,562	186,391
Total	$723,580	$1	$(132)	$723,449	$473,956	$249,493

The following table sets forth the cash, cash equivalents, and marketable securities as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$115,028	$—	$—	$115,028	$115,028	$—
Money market funds	193,066	—	—	193,066	193,066	—
U.S. government agencies	79,722	1	(99)	79,624	6,595	73,029
Corporate debt securities	291,738	15	(171)	291,582	27,277	264,305
Total	$679,554	$16	$(270)	$679,300	$341,966	$337,334

The gross unrealized gains or losses on marketable securities as of December 31, 2018 and December 31, 2017 were not material. There were no available-for-sale investments as of December 31, 2018 and December 31, 2017 that have been in a continuous unrealized loss position for greater than twelve months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	December 31, 2018	December 31, 2017

Due in one year	$249,493	$319,112
Due in one to two years	—	18,222
Total	$249,493	$337,334

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

The Company periodically assesses the effectiveness of its cash flow hedges. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. The Company records the gains or losses, net of tax, related to its cash flow hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income (loss) would immediately be reclassified to other income (expense), net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows. Prior to the adoption of ASU 2017-12, the Company recorded the gains or losses related to the ineffective portion of its cash flow hedges, if any, immediately in other income (expense), net. For the period ended December 31, 2017, the ineffective portion of the Company’s cash flow hedges were not material. For the period ended December 31, 2018, there was no ineffective impact from the Company’s cash flow hedges.

The Company had no outstanding contracts that were designated in cash flow hedges for forecasted revenue as of December 31, 2018 and December 31, 2017.

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

The Company had outstanding balance sheet hedges with a total notional amount of $101.4 million and $141.2 million as of December 31, 2018 and December 31, 2017, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the dates presented (in thousands):

		December 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Hedges not designated	Prepaid expense and other current assets	$623	$—	$—	$—
Hedges not designated	Accrued liabilities	—	549	—	2,138
Total fair value of derivative instruments		$623	$549	$—	$2,138

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the consolidated statement of operations for the periods presented (in thousands):

		Year Ended December 31,
	Income Statement Location	2018	2017	2016
Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI—effective portion		$8,405	$(19,436)	$8,171
Gain (loss) reclassified from OCI into income—effective portion	Revenue	8,405	(18,532)	10,153
Gain (loss) reclassified from OCI into income—effective portion	Operating expenses	—	(1,405)	17
Gain (loss) recognized in income—ineffective portion	Other income (expense), net	—	21	(1,026)
Gain recognized in income—excluded time value portion	Other income (expense), net	—	1,771	—
Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income (expense), net	$6,240	$(10,516)	$10,916

As of December 31, 2018, all net derivative gains related to the Company’s cash flow hedges have been reclassified from OCI into net income.

Effect of Derivative Contracts on Consolidated Statements of Operations

The following table provides the location in the consolidated statements of operations and amount of the recognized gains or losses to the Company’s derivative instruments designated as hedging instruments (in thousands):

	Year Ended December 31,
	2018	2017	2016

Total amounts presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded in revenue	$1,511,983	$1,615,519	$2,169,461
Total amounts presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded in operating expenses	792,887	891,988	958,349
Gain (loss) on foreign exchange contracts designated as cash flow hedges reclassified from OCI into revenue	8,405	(18,532)	10,153
Gain (loss) on foreign exchange contracts designated as cash flow hedges reclassified from OCI into operating expenses	—	(1,405)	17

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

The following table sets forth the available offsetting of net derivative assets and net derivative liabilities under the master netting arrangements as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts assets	$623	$—	$623	$549	$—	$74
Foreign exchange contracts liabilities	549	—	549	549	—	—

December 31, 2017
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts assets	$—	$—	$—	$—	$—	$—
Foreign exchange contracts liabilities	2,138	—	2,138	—	—	2,138

5.    Balance Sheet Components

Deferred Revenue

Deferred revenue relates to performance obligations for which payments have been received by the customer prior to revenue recognition. Deferred revenue primarily consists of deferred software, or amounts allocated to mobile dashboard and on-line apps and unspecified upgrade rights. Deferred revenue also includes deferred subscription-based services. The deferred software and deferred subscription-based service performance obligations are anticipated to be recognized over the useful life or service periods of twelve to seventeen months.

Changes in the total short-term and long-term deferred revenue balance were as follows (in thousands):

	December 31,
	2018	2017	2016
Beginning balances	$42,432	$49,904	$44,448
Deferral of revenue	40,003	46,193	61,226
Recognition of deferred revenue	(45,599)	(53,665)	(55,770)
Ending balances	$36,836	$42,432	$49,904

Revenue Returns Reserve

Changes in the revenue returns reserve were as follows (in thousands):

	December 31,
	2018	2017	2016
Beginning balances	$109,872	$98,851	$74,045
Increases (1)	170,957	229,610	275,815
Returns taken	(176,828)	(218,589)	(251,009)
Ending balances	$104,001	$109,872	$98,851
(1) Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts were as follows (in thousands):

	December 31,
	2018	2017(1)	2016
Beginning balances	$9,229	$282	$1,825
Increases	56	30,551	339
Write-offs	(5,543)	(21,604)	(1,882)
Ending balances	$3,742	$9,229	$282
(1) Write-offs in 2017 was primarily related to the Wynit bankruptcy described in Note 1.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2018	2017
Components	$8,866	$3,825
Finished goods	116,005	120,070
Total inventories	$124,871	$123,895

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$18,100	$24,204
Point-of-purchase displays, net	5,143	14,750
Prepaid marketing	3,258	6,074
Derivative assets	623	—
Insurance receivable	—	37,300
Other	15,201	14,941
Total prepaid expenses and other current assets	$42,325	$97,269

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2018	2017
Tooling and manufacturing equipment	$80,685	$66,854
Furniture and office equipment	22,738	20,942
Purchased and internally-developed software	21,741	18,112
Leasehold improvements	67,715	58,431
Total property and equipment	192,879	164,339
Less: Accumulated depreciation and amortization	(86,593)	(59,431)
Property and equipment, net	$106,286	$104,908

Total depreciation and amortization expense related to property and equipment, net was $48.9 million, $40.0 million and $36.0 million for 2018, 2017 and 2016, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2016	$51,036
Goodwill acquired	—
Balance at December 31, 2017	51,036
Goodwill acquired	9,943
Balance at December 31, 2018	$60,979

The carrying amounts of the intangible assets as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$35,988	$(15,983)	$20,005	$30,588	$(8,738)	$21,850
Customer relationships	3,790	(451)	3,339	—	—	—
Trademarks and other	1,278	(1,002)	276	1,278	(772)	506
Total intangible assets, net	$41,056	$(17,436)	$23,620	$31,866	$(9,510)	$22,356

The increase in the carrying amount of goodwill and intangible assets during the year ended December 31, 2018 was attributable to an acquisition in February 2018 described in Note 12, “Acquisitions.”

Total amortization expense related to intangible assets was $7.9 million, $5.7 million and $2.1 million for 2018, 2017 and 2016, respectively. The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after 2018, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
2019	$6,634	$827	$7,461
2020	5,854	643	6,497
2021	5,854	597	6,451
2022	1,180	597	1,777
2023	—	597	597
Thereafter	—	837	837
Total intangible assets, net	$19,522	$4,098	$23,620

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued sales incentives	$126,400	$111,592
Sales returns reserve (1)	104,001	—
Product warranty	45,605	87,882
Employee-related liabilities	33,916	33,266
Accrued co-op advertising and marketing development funds	30,435	30,408
Accrued manufacturing expense and freight	21,357	41,901
Sales taxes and VAT payable	20,121	21,340
Accrued sales and marketing	18,171	44,401
Accrued research and development	8,783	8,983
Inventory received but not billed	6,373	10,526
Accrued legal settlements and fees	2,821	36,693
Derivative liabilities	549	2,138
Other	18,702	23,007
Accrued liabilities	$437,234	$452,137
(1) The adoption of ASU 2014-09 on January 1, 2018 requires the presentation of sales returns reserve as a current liability. This reserve was reported within “Accounts receivables, net” prior to the adoption of this new standard.

Product warranty reserve activities were as follows (in thousands):

	December 31,
	2018	2017	2016
Beginning balances	$87,882	$99,923	$40,212
Charged to cost of revenue	15,720	53,840	185,434
Changes in estimate related to pre-existing warranties (1)	(20,545)	11,788	4,072
Settlement of claims	(37,452)	(77,669)	(129,795)
Ending balances	$45,605	$87,882	$99,923

(1) During 2018, the change related to pre-existing warranties resulted primarily from improved product quality and a decrease in the estimated cost of replacement units. During 2017 and 2016, changes related to pre-existing warranties resulted primarily from an increase in the estimated cost of replacement units.

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

The restructuring reserve activities were as follows (in thousands):

Restructuring Reserve
Balance at December 31, 2016	$—
Restructuring charges	6,375
Cash paid	(4,983)
Other - noncash	(1,392)
Balance at December 31, 2017	$—

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2016	$(477)	$(314)	$(187)	$(978)
Other comprehensive income (loss) before reclassifications	(19,422)	314	125	(18,983)
Amounts reclassified from AOCI	19,965	—	(13)	19,952
Other comprehensive income	543	314	112	969
Balance at December 31, 2017	66	—	(75)	(9)
Other comprehensive income (loss) before reclassifications	7,587	—	(68)	7,519
Amounts reclassified from AOCI	(7,587)	—	11	(7,576)
Other comprehensive loss	—	—	(57)	(57)
Balance at December 31, 2018	$66	$—	$(132)	$(66)

6.    Long-Term Debt

2015 Credit Agreement

In December 2015, the Company entered into a second amended and restated credit agreement (the “Senior Facility”) with Silicon Valley Bank (“SVB”), as administrative agent, collateral agent, and lender, SunTrust Bank as syndication agent, SunTrust Robinson Humphrey, Inc. and several other lenders to replace the existing asset-based credit facility and cash flow facility. The Senior Facility allowed the Company to borrow up to $250.0 million, including up to 50.0 million for the issuance of letters of credit and up to $25.0 million for swing line loans, subject to certain financial covenants and ratios. The Company has the option to repay its borrowings under the Senior Facility without penalty prior to maturity. The Senior Facility requires the Company to comply with certain financial and non-financial covenants. The Senior Facility contains customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee certain obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. Obligations under the Senior Facility are collateralized by substantially all of the Company’s assets, excluding its intellectual property.

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

On November 21, 2018, the Company voluntarily terminated the Senior Facility. As of the date of termination, the Company did not have any outstanding borrowings under the Senior Facility but did have outstanding letters of credit totaling $36.6 million, issued to cover various security deposits on its facility leases. In connection with this termination, all outstanding letters of credit issued under the Senior Facility are being held with SVB on an unsecured basis. The Company did not incur any early termination penalties in connection with the termination of the Senior Facility.

Capitalized issuance costs were amortized to interest expense over the term of the related financing arrangement on a straight-line basis. As a result of the voluntary termination of the Senior Facility, the Company wrote-off the remaining capitalized issuance costs of $0.5 million in 2018. Interest expense related to issuance costs for 2018, 2017 and 2016 was $0.6 million, $1.1 million and $0.5 million, respectively.

Letters of Credit

As of December 31, 2018 and 2017, the Company had outstanding letters of credit of $36.6 million and $36.9 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

7.    Commitments and Contingencies

Leases

The Company’s principal facility is located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2019 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company’s leases are primarily accounted for as operating leases. In June 2018, the Company notified the lessor of its intent to sublease a portion of one of its San Francisco offices. Under the terms of the lease, the lessor has the right to recapture this space. The lessor elected to exercise their recapture right effective August 1, 2018, which resulted in a reduction of approximately $81.4 million in the Company’s future lease obligations associated with this lease.

Future minimum payments under the leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Capital Leases	Operating Leases
2019	$2,700	$27,473
2020	—	27,655
2021	—	26,931
2022	—	26,801
2023	—	25,436
Thereafter	—	12,109
Total minimum lease payments	$2,700	$146,405

Rent expense is recorded over the lease terms on a straight-line basis. Total rent expense, net of sublease rental income, was $25.4 million, $39.2 million and $29.9 million for 2018, 2017 and 2016, respectively. Total sublease rental income was $5.0 million, $0.8 million and nil for 2018, 2017 and 2016, respectively.

Purchase Commitments

The aggregate amount of open purchase orders as of December 31, 2018 was approximately $517.6 million, of which $185.0 million related to the Company’s transition to a third-party hosting provider and $2.9 million was accrued for as of December 31, 2018. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduce forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of December 31, 2018, $10.8 million was accrued for such liabilities to contract manufacturers.

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

Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, an award of unspecified compensatory and punitive damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On January 31, 2017, plaintiffs filed a motion for class certification. Plaintiffs’ motion for class certification was granted on November

20, 2017. On April 20, 2017, the Company filed a motion for summary judgment. The Company’s motion for summary judgment was denied on December 8, 2017. During the three months ended June 30, 2018, the parties agreed to a settlement and on August 1, 2018, the plaintiffs filed a motion for preliminary approval of the class action settlement. On September 13, 2018, the Court held a hearing and denied preliminary settlement approval without prejudice and ordered revised settlement papers be filed by October 26, 2018. On November 29, 2018, the Court granted preliminary settlement approval. The final approval hearing is scheduled for July 11, 2019.

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

Securities Litigation. On January 11, 2016, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming as defendants the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (the “IPO”). On May 10, 2016, the Court appointed the Fitbit Investor Group (consisting of five individual investors) as lead plaintiff, and an Amended Complaint was filed on July 1, 2016. Plaintiffs allege violations of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about the Company’s products between October 27, 2014 and November 23, 2015. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s securities (i) on the open market between June 18, 2015 and May 19, 2016; and/or (ii) pursuant to or traceable to the IPO. Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On July 29, 2016, the Company filed a motion to dismiss. The court denied the motion on October 26, 2016. On April 26, 2017, the Company filed a motion for summary judgment.

On April 28, 2016, a putative class action lawsuit alleging violations of the Securities Act was filed in the Superior Court of California, County of San Mateo, naming as defendants the Company, certain of its officers and directors, the underwriters of the IPO, and a number of its investors. Plaintiffs allege that the IPO registration statement contained material misstatements about the Company’s products. Plaintiffs seek to represent a class of persons who purchased the Company’s common stock in and/or traceable to the IPO and/or the November 2015 follow-on public offering (the “Secondary Offering”). Plaintiffs seek class certification, an award of unspecified compensatory damages, an award of reasonable costs and expenses, including attorneys’ fees, and other further relief as the Court may deem just and proper. On May 17, 2016, a similar class action lawsuit was filed in the Superior Court of California, County of San Francisco. The cases were consolidated in the County of San Francisco. On April 7, 2017, the Court granted a motion to dismiss the Section 11 claim based on the Secondary Offering and stayed the cases.
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
On June 1, 2017 and June 9, 2017, two additional derivative lawsuits were filed in the Delaware Court of Chancery. Plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the IPO and/or the Secondary Offering. On August 3, 2017, another derivative lawsuit was filed in the Delaware Court of Chancery on the same allegations. On March 15, 2018, the three derivative lawsuits were consolidated and a Second Amended Complaint was filed on the same allegations of the individual complaints, alleging the same claims, and seeking the same remedy. On April 26, 2017, the Company filed a motion to dismiss for failure to state a claim. On December 14, 2018, the Court denied the motion to dismiss. The Company filed a motion for interlocutory appeal, which was denied on January 14, 2019. That same day, the Company filed a Notice of Appeal in Delaware Supreme Court, which was denied on January 30, 2019.
On October 31, 2017, a seventh derivative lawsuit was filed in the Superior Court of California, Country of San Francisco, on the same allegations. On November 21, 2018, the case was removed to federal court. The case has been stayed.
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
The Company believes that the plaintiffs’ allegations in the derivative actions are without merit, and intends to vigorously defend against the claims. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.
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

Preferred Stock

Upon completion of its IPO on June 22, 2015, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2018, there were 10 million shares of preferred stock authorized with a par value of $0.0001 per share, and no shares of preferred stock issued or outstanding.

Common Stock

The Company has two classes of authorized common stock: Class A common stock with 600 million shares authorized with a par value of $0.0001 per share and Class B common stock with 350 million shares authorized with a par value of $0.0001 per share. As of December 31, 2018, the Company 221.1 million shares of Class A common stock were issued and outstanding and 31.3 million shares of Class B common stock were issued and outstanding. As of December 31, 2017, 207.5 million shares of Class A common stock were issued and outstanding and 31.3 million shares of Class B common stock were issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and generally automatically convert into shares of the Company’s Class A common stock upon a transfer.

Stock Option Exchange

On May 25, 2017, the Company’s stockholders approved a stock option exchange program (“the Program”) at the 2017 Annual Meeting of Stockholders. The Program allowed the Company employees, including its executive officers other than its President, Chief Executive Officer, and Chairman, Chief Technology Officer, and Chief Financial Officer (“Eligible Employees”), to exchange out-of-the-money or “underwater” options to purchase shares of the Company’s Class A common stock or Class B common stock currently held by such Eligible Employees for a lesser number of restricted stock units (“RSUs”) that may be settled for shares of its Class A common stock, (“New RSUs”), under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). Eligible Employees participating in the Program received one New RSU for every two “out-of-the-money” options that they exchanged. The New RSUs would generally vest over the remaining vesting period of the exchanged option (subject to a one-year minimum vesting period). None of the members of the Company’s board of directors were eligible to participate in the Program. A total of 3.7 million “underwater” stock options were tendered by the Eligible Employees, representing approximately 85% of the stock options eligible for exchange. On July 20, 2017, the Company granted an aggregate of 1.8 million New RSUs under the

2015 Plan in exchange for the “underwater” stock options tendered. The completion of the Program resulted in total incremental unrecognized stock-based compensation expense of $8.5 million, to be recognized over the greater of one year or the remaining vesting service period of the tendered stock options.

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

2015 Equity Incentive Plan

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective in June 2015 and serves as the successor to the 2007 Plan. The remaining shares available for issuance under the 2007 Plan became reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of common stock as of the immediately preceding December 31. The share reserve may also increase to the extent that outstanding awards expire or terminate un-exercised. As of December 31, 2018, 19.4 million shares were available for grant under the 2015 Plan.

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

2015 Employee Stock Purchase Plan

In May 2015, the Company’s board of directors adopted the 2015 ESPP, which became effective in June 2015. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 1% of the total outstanding shares of common stock as of the immediately preceding December 31. The 2015 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provides for 6-month offering periods beginning in May and November of each year. The initial offering period began June 17, 2015, and ended in May 2016. As of December 31, 2018, 4.3 million shares were available for grant under the 2015 ESPP.

On each purchase date, eligible employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock (i) on the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period.

Stock Options

Activity under the 2007 Plan and 2015 Plan is as follows (in thousands except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2017	21,386	$3.01
Granted	—	$—
Exercised	(4,375)	$2.29		$21,744
Canceled	(748)	$7.33
Balance—December 31, 2018	16,263	$3.00	4.9	$38,459
Stock options exercisable—December 31, 2018	15,131	$2.80	4.8	$37,707
Stock options vested and expected to vest—December 31, 2018	16,253	$3.00	4.9	$38,455

The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $4.97 as of December 31, 2018.

Restricted Stock Units

RSU activity under the equity incentive plans is as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2017	19,188	$9.13
Granted	14,666	5.14
Vested	(10,113)	8.39
Forfeited or canceled	(5,365)	7.95
Unvested balance—December 31, 2018	18,376	6.69

On May 4, 2018, the Company issued 0.8 million shares of RSUs with market conditions that vest based upon the achievement of a specified stock price. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model. Stock-based compensation expense related to these awards will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

Warrants

On July 10, 2017, the Company issued a warrant to a third party vendor to purchase 0.5 million shares of Class A common stock. The warrant is exercisable based on service and performance-based conditions and has an exercise price of $5.23 per share and a contractual term of ten years. As of December 31, 2018, 0.2 million shares were vested and exercisable.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Cost of revenue	$7,312	$5,312	$4,797
Research and development	57,188	54,123	47,207
Sales and marketing	14,726	14,959	11,575
General and administrative	17,783	17,187	15,853
Total stock-based compensation expense	$97,009	$91,581	$79,432

The weighted-average grant date fair value of stock options granted during 2017 and 2016 was $2.00 and $5.89 per share, respectively. There were no stock options granted in 2018. The total grant date fair value of stock options that vested during 2018, 2017, and 2016 was $10.1 million, $20.2 million and $32.9 million, respectively. As of December 31, 2018, the total unrecognized compensation expense related to unvested stock options was $2.6 million, which the Company expects to recognize over an estimated weighted average period of 0.7 years. As of December 31, 2018, the total unrecognized compensation expense related to unvested RSUs was $106.8 million, which the Company expects to recognize over an estimated weighted average period of 1.9 years. As of December 31, 2018, the total unrecognized compensation expense related to unvested warrants was $0.5 million, which the Company expects to recognize over an estimated weighted average period of 0.5 years.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The fair value of RSUs without market conditions is the fair value of the Company’s Class A common stock on the grant date. The fair value of RSUs with market conditions is estimated using a Monte Carlo simulation model. In determining the fair value of the stock options, warrants and the equity awards issued under the 2015 ESPP, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

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

Volatility—The Company estimates the expected volatility of the common stock underlying its stock options at the grant date. Prior to 2018, the Company estimated the expected volatility of the common stock underlying stock options, warrants and equity awards issued under its 2015 ESPP at the grant date by taking the average historical volatility of the common stock of a group of comparable publicly traded companies over a period equal to the expected life. The Company used this method because it had limited information on the volatility of its Class A common stock because of its short trading history. Beginning in 2018, the Company now uses a combination of historical volatility from its Class A common stock along with historical volatility from the group of comparable publicly traded companies.

Risk-Free Rate—The risk-free interest rate is estimated average interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term of the awards.

Dividend Yield—The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, it used an expected dividend yield of zero.

The assumptions used in calculating the fair value of the stock-based awards represent management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. The fair value of the stock option awards, warrants, awards issued under the 2015 ESPP, and awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model. The fair value of the RSUs with market conditions were estimated using a Black-Scholes option-pricing model combined with a Monte Carlo simulation model. The fair value of these awards were estimated using the following Black-Scholes assumptions:

	Year Ended December 31,
	2018	2017	2016
Employee stock options
Expected term (in years)	—	6.25	6.25
Volatility	—%	32.2%	40.7%
Risk-free interest rate	—%	2.1%	1.6%
Dividend yield	—%	—%	—%

Warrants
Expected term (in years)	—	9.5	—
Volatility	—%	32.0%	—%
Risk-free interest rate	—%	2.1%	—%
Dividend yield	—%	—%	—%

Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5
Volatility	47.8% - 60.1%	27.7% - 31.3%	30.1% - 39.0%
Risk-free interest rate	2.1% - 2.5%	1.0% - 1.4%	0.4% - 0.6%
Dividend yield	—%	—%	—%

RSUs with market conditions
Expected term (in years)	3.0	—	—
Volatility	39.3%	—%	—%
Risk-free interest rate	2.6%	—%	—%
Dividend yield	—%	—%	—%

9.     Income Taxes

The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(170,040)	$(158,187)	$5,577
Foreign	(14,102)	(36,457)	(114,872)
Total	$(184,142)	$(194,644)	$(109,295)

The income tax expense (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax provision:
Federal	$(1,048)	$(87,961)	$78,782
State	388	(8,429)	9,878
Foreign	4,895	5,032	5,256
Total current	4,235	(91,358)	93,916
Deferred tax provision:
Federal	(1,570)	154,817	(87,584)
State	(210)	18,902	(11,622)
Foreign	(768)	187	(1,228)
Total deferred	(2,548)	173,906	(100,434)
Total income tax expense (benefit)	$1,687	$82,548	$(6,518)

The reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal effect	(0.1)	(5.4)	4.3
Foreign rate differential	(3.9)	(9.3)	(38.9)
Tax credits	6.3	4.1	9.0
Domestic production activities deduction	—	(3.5)	5.0
Stock-based compensation (1)	(4.9)	(5.3)	(4.6)
Change in prior year reserves	(0.1)	(2.0)	1.9
Out-of-period adjustment	—	—	(2.8)
Change in valuation allowance	(15.2)	(35.2)	—
Effect of change in tax rate due to Tax Act	—	(23.4)	—
Other (2)	(4.0)	2.6	(2.9)
Effective tax rate	(0.9)%	(42.4)%	6.0%
(1) Starting in 2017, excess tax benefits from share-based award activity are reflected as reduction of the provision for income taxes, whereas they were previously recognized in equity. This will result in increased volatility in the Company’s effective tax rate. The amount of net stock compensation windfalls previously recognized by the Company in equity in 2016 was $22.0 million.
(2) For the year ended December 31, 2018, this is inclusive of (3.8)% impact that is primarily related to the change in uncertain tax positions.

For 2018, the Company recorded an expense for income taxes of $1.7 million, resulting in an effective tax rate of (0.9)%. The effective tax rate is different than the statutory federal tax rate primarily due to the full valuation allowance on its U.S. deferred tax assets, the mix of income/losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

The 2017 Tax Act was enacted on December 22, 2017, and includes several key tax provisions that affected the Company, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of the carryback of net operating losses generated after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations, among others. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, the Company has finalized all provisional amounts related to the 2017 Tax Act.  Finalizing provisional adjustments related to the 2017 Tax Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2018.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses and credits	$61,494	$23,338
Fixed assets and intangible assets	55,476	10,625
Accruals and reserves	53,818	49,886
Stock-based compensation	9,494	12,154
Inventory	911	4,345
Other	4,806	3,325
Total deferred tax assets	185,999	103,673
Less: valuation allowance	(181,122)	(99,570)
Deferred tax assets, net of valuation allowance	4,877	4,103

Deferred tax liabilities:
Other	(560)	(369)
Total deferred tax liabilities	(560)	(369)
Net deferred tax assets	$4,317	$3,734

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

The Company recorded a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. As of December 31, 2018, the Company has a valuation allowance of $136.8 million against its U.S. deferred tax assets and a valuation allowance of $44.3 million against certain of its foreign deferred tax assets that the Company is not expected to realize. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

As of December 31, 2018, the Company has federal net operating loss carryforwards of $120.8 million which expire beginning after 2032, California net operating loss carryforwards of $34.7 million which expire beginning after 2034, and other states net operating loss carryforwards of $50.7 million which expire beginning after 2021. As of December 31, 2018, the Company has federal research tax credit carryforwards of approximately $12.3 million, which if not utilized, begin to expire after 2030, California research tax credit carryforwards of approximately $36.9 million, which do not expire, Massachusetts research tax credit carryforwards of approximately $2.1 million, which if not utilized, begin to expire after 2028, and California hiring tax credit carryforwards of approximately $0.3 million, which if not utilized, begin to expire after 2025. As of December 31, 2018, the Company has United Kingdom net operating loss carryforwards of $12.1 million, which do not expire.

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

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of December 31, 2018 and 2017, the Company had $41.2 million and $29.9 million of unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of year	$29,938	$35,584	$23,518
Reductions based on tax positions related to prior year	(820)	(6,335)	(2,100)
Additions based on tax positions related to prior year	263	108	2,809
Additions based on tax positions related to current year	11,860	9,289	11,357
Reductions due to tax authorities’ settlements	(43)	(8,603)	—
Reductions due to expiration of statutes of limitation	—	(105)	—
Balance at end of year	$41,198	$29,938	$35,584

At December 31, 2018, the total amount of gross unrecognized tax benefits was $41.2 million, of which $24.6 million would affect the Company’s effective tax rate if recognized. The Company does not have any tax positions as of December 31, 2018 for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, the Company has accrued $3.1 million and $2.4 million related to interest and penalties.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include the United States and Ireland. The Company believes that adequate amounts have been reserved for these jurisdictions. For the United States, the Company is currently under examination by the Internal Revenue Service ("IRS") for fiscal 2015 to 2017. For state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2014.

10.    Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(185,829)	$(277,192)	$(102,777)
Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	244,603	232,032	220,405
Effect of dilutive securities	—	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	244,603	232,032	220,405
Net loss per share attributable to common stockholders:
Basic	$(0.76)	$(1.19)	$(0.47)
Diluted	$(0.76)	$(1.19)	$(0.47)

The following potentially dilutive common shares on a weighted average basis were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	December 31,
	2018	2017	2016

Stock options to purchase common stock	11,647	17,469	34,454
RSUs	8,514	10,030	11,578
Warrants	230	216	—
Diluted common stock subject to vesting	—	84	—
Diluted impact of ESPP	159	162	—
Total	20,550	27,961	46,032

11.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue were as follows:

	December 31,
	2018	2017	2016
C	10%	13%	14%
D	10	*	*
A	*	*	14
B	*	*	10

*	Revenue was less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
B	16%	13%
C	12	17
E	11	*
F	10	11
D	10	*

*	Accounts receivable were less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	December 31,
	2018	2017	2016

United States	$880,534	$944,052	$1,539,600
Americas excluding United States	101,282	116,330	110,111
Europe, Middle East, and Africa	384,196	440,135	389,154
APAC	145,971	115,002	130,596
Total	$1,511,983	$1,615,519	$2,169,461

The United States represented 58%, 58% and 71% of revenue for 2018, 2017 and 2016, respectively. The United Kingdom represented 12% of revenue for 2017. No other single country represented more than 10% of revenue during these periods. As of December 31, 2018 and 2017, long-lived assets, which represent property and equipment, located outside the United States were $36.9 million and $30.0 million, respectively.

12. Acquisitions

2018 Acquisition

In February 2018, the Company completed a purchase of Twine Health, Inc., a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $16.7 million, of which $5.4 million was allocated to developed technology intangible assets, $3.8 million to customer relationships intangible asset, $9.9 million to goodwill, $1.7 million to deferred tax liabilities, $0.2 million to deferred revenue, and $0.6 million to net assumed liabilities. The allocation of the purchase price consideration is provisional and the Company will complete its analysis within the measurement period pursuant to Topic 805, with any adjustments being recorded to goodwill. Approximately $2.6 million of the consideration payable to Twine Health, Inc. was held as partial security for certain indemnification obligations, and will be held back for payment until August 2019. The acquisition is expected to extend the Company’s reach into healthcare and lay the foundation to expand its offerings to health plans, health systems and self-insured employers, while creating opportunities to increase subscription-based revenue. The amortization period of the acquired developed technology and customer relationships are approximately four and seven years, respectively. Goodwill is not deductible for tax purposes.

2016 Acquisitions

In December 2016, the Company completed a purchase of certain assets from Pebble Industries, Inc., a privately-held company, which was accounted for as a business combination, for total cash consideration of $23.4 million, of which $9.6 million was allocated to developed technology intangible assets, $14.4 million to goodwill, and $0.6 million to assumed liabilities. Approximately $3.5 million of the consideration payable to Pebble Industries, Inc. was held as partial security for certain indemnification obligations, and was paid in March 2018. The acquisition is expected to enhance the features and functionality of the Company’s devices. The amortization period of the acquired developed technology is approximately 5 years. Goodwill is deductible for tax purposes.

In December 2016, the Company completed a purchase of certain assets from Vector Watch S.R.L., a privately-held company, which was accounted for as a business combination, for total cash consideration of $15.0 million, of which $3.9 million was allocated to developed technology intangible assets, $11.4 million to goodwill, and $0.3 million to assumed liabilities. Approximately $2.3 million of the consideration payable to Vector Watch S.R.L. was held as partial security for certain indemnification obligations, and was paid in December 2018. The acquisition is expected to enhance the features and functionality of the Company’s devices. The amortization period of the acquired developed technology is approximately 2.5 years. Goodwill is deductible for tax purposes.

In May 2016, the Company completed a purchase of certain assets from Coin, Inc., a privately-held company, which was accounted for as a business combination, for total cash consideration of $7.0 million, of which $3.9 million was allocated to in-process research and development intangible assets, and $3.1 million to goodwill. Approximately $1.4 million of the consideration payable to Coin, Inc. was held as partial security for certain indemnification obligations, and was paid in November 2017. The acquisition is expected to enhance the features and functionality of the Company’s devices. In-process research and development is not amortized until the completion or abandonment of the related development. Goodwill is deductible for tax purposes.

13.    Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial information for each of the four quarters of 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2018	September 29, 2018	June 30, 2018	March 31, 2018
Revenue	$571,199	$393,575	$299,344	$247,865
Gross profit	$216,927	$153,514	$119,015	$114,123
Net income (loss)	$15,372	$(2,056)	$(118,268)	$(80,877)
Net income (loss) per share attributable to common stockholders—basic	$0.06	$(0.01)	$(0.49)	$(0.34)
Net income (loss) per share attributable to common stockholders—diluted	$0.06	$(0.01)	$(0.49)	$(0.34)

	Three Months Ended
	December 31, 2017(3)	September 30, 2017(2)	July 1, 2017	April 1, 2017(1)
Revenue	$570,756	$392,522	$353,299	$298,942
Gross profit	$248,597	$174,760	$149,245	$118,299
Net loss	$(45,470)	$(113,403)	$(58,240)	$(60,079)
Net loss per share attributable to common stockholders—basic	$(0.19)	$(0.48)	$(0.25)	$(0.27)
Net loss per share attributable to common stockholders—diluted	$(0.19)	$(0.48)	$(0.25)	$(0.27)

(1)
During the first quarter of 2017, the Company recorded restructuring expenses of $6.3 million. See Note 5 for more information. In addition, the Company’s adoption of ASU 2016-09 on January 1, 2017 resulted in an increase to the provision for income taxes of $2.8 million. See Note 2 for more information.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness described below.

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

As of December 31, 2018, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which has not yet been fully remediated. Management determined that we did not maintain effective controls over the accuracy of the inputs in the sales order entry process. Specifically, we did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. This control deficiency did not result in a misstatement in fiscal years 2017 and 2018; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018, based on the criteria in Internal Control Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

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

3.	Exhibits
See Exhibit Index following the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Registrant.	10-Q	001-37444	3.1	8/7/2015
3.2	Restated Bylaws of Registrant.	10-Q	001-37444	3.2	8/7/2015
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-203941	4.1	6/2/2015
4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated June 6, 2013.	S-1	333-203941	4.2	5/7/2015
4.3	Warrant to Purchase Stock by and between the Registrant and Granite Peak Technologies, LLC, dated July 10, 2017.	10-Q	001-37444	10.1	11/3/2017
10.1*	Form of Indemnification Agreement.	S-1	333-203941	10.1	5/7/2015
10.2*	Amended and Restated 2007 Stock Plan, as amended, and forms of award agreements.	S-1	333-203941	10.2	5/7/2015
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-203941	10.3	5/7/2015
10.4*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Equity Incentive Plan.	8-K	001-37444	10.1	2/9/2016
10.5*	Form of Global Notice of Performance Restricted Stock Unit Award and Global Performance Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan.	8-K	001-37444	10.1	3/26/2018
10.6*	2015 Employee Stock Purchase Plan.	S-1	333-203941	10.4	5/7/2015
10.7*	Offer Letter by and between the Registrant and Andy Missan, dated March 15, 2013.	10-K	001-37444	10.8	2/29/2016
10.8*	Offer Letter by and between the Registrant and Jeff Devine, dated January 26, 2017.	10-K	001-37444	10.8	3/1/2018
10.9*	Offer Letter by and between the Registrant and Ronald Kisling, dated July 28, 2014.	8-K	001-37444	10.1	6/6/2018
10.10	Office Lease by and between the Registrant and 405 Howard, LLC, dated September 30, 2013.	S-1	333-203941	10.6	5/7/2015
10.11	Office Lease by and between the Registrant and GLL BIT Fremont Street Partners, L.P., dated June 26, 2015.	10-Q	001-37444	10.3	8/7/2015
10.12*	Form of Retention Agreement.	S-1/A	333-203941	10.1	5/21/2015
10.13*	Retention Agreement by and between the Registrant and Ronald Kisling, dated June 15, 2015.	8-K	001-37444	10.2	6/6/2018
10.14*	Fitbit, Inc. Bonus Plan, as amended.	10-K	001-374744	10.2	3/1/2018
10.15*	Global Notice of Stock Option Grant and Global Stock Option Agreement under the 2015 Equity Incentive Plan.	10-Q	001-37444	10.3	5/6/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16†	Office Sublease, dated April 11, 2016, by and between the Registrant and Charles Schwab & Co., Inc.	10-Q	001-37444	10.1	8/4/2016
10.17†	First Amendment to Office Sublease, dated May 30, 2018, by and between the Registrant and Charles Schwab & Co., Inc.	10-Q	001-37444	10.4	8/6/2018
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney.					X
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer.					X
32.1◊	Section 1350 Certification of Chief Executive Officer.					X
32.2◊	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Schema Linkbase Document.					X
101.CAL	XBRL Calculation Linkbase Document.					X
101.DEF	XBRL Definition Linkbase Document.					X
101.LAB	XBRL Extension Label Linkbase Document.					X
101.PRE	XBRL Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.

†	Portions of this exhibit have been granted confidential treatment by the SEC.

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

March 1, 2019	FITBIT, INC.

	By:	/s/ James Park
James Park
President, Chief Executive Officer, and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints James Park and Ronald W. Kisling, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Park	President, Chief Executive Officer, and Chairman	March 1, 2019
James Park	(Principal Executive Officer)

/s/ Ronald W. Kisling	Chief Financial Officer	March 1, 2019
Ronald W. Kisling	(Principal Financial and Accounting Officer)

/s/ Eric N. Friedman	Chief Technology Officer and Director	March 1, 2019
Eric N. Friedman

/s/ Laura J. Alber	Director	March 1, 2019
Laura J. Alber

/s/ Bradley M. Fluegel	Director	March 1, 2019
Bradley M. Fluegel

/s/ Glenda Flanagan	Director	March 1, 2019
Glenda Flanagan

/s/ Steven Murray	Director	March 1, 2019
Steven Murray

/s/ Christopher Paisley	Director	March 1, 2019
Christopher Paisley

/s/ Matthew Bromberg	Director	March 1, 2019
Matthew Bromberg