Form 10-Q
period 2019-03-30
FITBIT INC
filed 2019-05-03
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, $0.0001 par value	Trading symbol FIT	Name of each exchange on which registered The New York Stock Exchange

As of April 26, 2019, there were 223,736,591 shares of the registrant’s Class A common stock outstanding and 31,267,322 shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future revenue, cost of revenue, gross margin, operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our smartwatches and their market acceptance and future potential;

•	our ability to develop and introduce new products and services, including recurring non-device revenue offerings, improve our existing products and services;

•	our ability to grow and engage our user base;

•	our expectations to derive the substantial majority of our revenue from sales of devices;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	trends in our quarterly operating results and other operating metrics;

•	the impact of tariffs or other restrictions placed on our products imported into the United States from China;

•	the impact of changes in tax laws on our operating results;

•	the impact of our adoption of accounting pronouncements;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers, and logistics providers and our limited control over such parties;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions, including potential changes in tariffs.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$410,813	$473,956
Marketable securities	233,383	249,493
Accounts receivable, net	250,582	414,209
Inventories	174,478	124,871
Income tax receivable	6,917	6,957
Prepaid expenses and other current assets	26,481	42,325
Total current assets	1,102,654	1,311,811
Property and equipment, net	95,275	106,286
Operating lease right-of-use assets	99,144	—
Goodwill	60,979	60,979
Intangible assets, net	21,559	23,620
Deferred tax assets	4,436	4,489
Other assets	10,423	8,362
Total assets	$1,394,470	$1,515,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$165,551	$251,657
Accrued liabilities	363,751	437,234
Operating lease liabilities	30,209	—
Deferred revenue	28,655	29,400
Income taxes payable	1,349	1,092
Total current liabilities	589,515	719,383
Long-term deferred revenue	5,922	7,436
Long-term operating lease liabilities	98,219	—
Other liabilities	29,001	52,790
Total liabilities	722,657	779,609
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	25	25
Additional paid-in capital	1,070,224	1,055,046
Accumulated other comprehensive income (loss)	96	(66)
Accumulated deficit	(398,532)	(319,067)
Total stockholders’ equity	671,813	735,938
Total liabilities and stockholders’ equity	$1,394,470	$1,515,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue	$271,890	$247,865
Cost of revenue	182,437	133,742
Gross profit	89,453	114,123
Operating expenses:
Research and development	77,039	89,336
Sales and marketing	68,616	72,052
General and administrative	26,692	36,088
Total operating expenses	172,347	197,476
Operating loss	(82,894)	(83,353)
Interest income, net	3,466	1,350
Other income, net	1,273	517
Loss before income taxes	(78,155)	(81,486)
Income tax expense (benefit)	1,310	(609)
Net loss	$(79,465)	$(80,877)
Net loss per share:	—
Basic	$(0.31)	$(0.34)
Diluted	$(0.31)	$(0.34)
Shares used to compute net loss per share:
Basic	253,124	239,431
Diluted	253,124	239,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net loss	$(79,465)	$(80,877)
Other comprehensive loss:
Cash flow hedges:
Change in unrealized gain on cash flow hedges, net of tax benefit (expense) of $0 and $0, respectively	—	664
Less: reclassification for realized net gains included in net income, net of tax expense (benefit) of $0 and $0, respectively	—	—
Net change, net of tax	—	664

Available-for-sale investments:
Change in unrealized gain on available-for-sale investments, net of tax	162	(326)
Less reclassification for realized net gain	—	—
Net change, net of tax	162	(326)

Comprehensive loss	$(79,303)	$(80,539)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2018	252,362,841	25	1,055,046	(66)	(319,067)	735,938
Issuance of common stock	2,381,188	—	931	—	—	931
Stock-based compensation expense	—	—	20,669	—	—	20,669
Taxes related to net share settlement of restricted stock units	—	—	(6,422)	—	—	(6,422)
Net loss	—	—	—	—	(79,465)	(79,465)
Other comprehensive income	—	—	—	162	—	162
Balance at March 30, 2019	254,744,029	$25	$1,070,224	$96	$(398,532)	$671,813

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2017	238,756,522	24	956,060	(9)	(132,112)	823,963
Issuance of common stock	2,233,091	—	987	—	—	987
Stock-based compensation expense	—	—	24,148	—	—	24,148
Taxes related to net share settlement of restricted stock units	—	—	(5,173)	—	—	(5,173)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU 2014-09	—	—	—	—	(1,127)	(1,127)
Net loss	—	—	—	—	(80,877)	(80,877)
Other comprehensive income	—	—	—	338	—	338
Balance at March 31, 2018	240,989,613	$24	$976,022	$329	$(214,116)	$762,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018

Cash Flows from Operating Activities
Net loss	$(79,465)	$(80,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	32	—
Provision for inventory obsolescence	1,478	6,337
Depreciation	13,373	10,456
Non-cash lease expense	7,713	—
Write-off of property and equipment	—	7,259
Amortization of intangible assets	2,060	1,748
Stock-based compensation	20,544	23,641
Deferred income taxes	(20)	(1,799)
Other	(50)	(275)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	163,592	191,982
Inventories	(50,958)	(27,307)
Prepaid expenses and other assets	12,594	39,610
Fitbit Force recall reserve	46	(132)
Accounts payable	(81,656)	(84,155)
Accrued liabilities and other liabilities	(69,962)	(70,147)
Lease liabilities	(4,972)	—
Deferred revenue	(2,259)	(6,010)
Income taxes payable	257	(173)
Net cash provided by (used in) operating activities	(67,653)	10,158
Cash Flows from Investing Activities
Purchase of property and equipment	(6,096)	(12,616)
Purchases of marketable securities	(111,615)	(141,404)
Sales of marketable securities	—	50,795
Maturities of marketable securities	128,309	148,041
Acquisition, net of cash acquired	—	(13,646)
Net cash provided by investing activities	10,598	31,170
Cash Flows from Financing Activities
Repayment of debt	—	(747)
Payment of financing lease liability	(597)	—
Proceeds from issuance of common stock	931	992
Taxes paid related to net share settlement of restricted stock units	(6,422)	(5,179)
Net cash used in financing activities	(6,088)	(4,934)
Net increase (decrease) in cash and cash equivalents	(63,143)	36,394
Cash and cash equivalents at beginning of period	473,956	341,966
Cash and cash equivalents at end of period	$410,813	$378,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 89 and 90 days in each of the three months ended March 30, 2019 and March 31, 2018, respectively.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The primary estimates and assumptions made by management are related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock-based awards, fair value of derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the number of reportable segments, the recoverability of intangible assets and their useful lives, contingencies, income taxes, and impairment of an equity investment. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K, except for the policies described below in relation to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), discussed below in the section titled “Accounting Pronouncements Recently Adopted.”

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

Customer Bankruptcy

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

In September 2017, Wynit Distribution LLC (“Wynit”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Wynit was previously the Company’s largest customer. The Company ceased to recognize revenue from Wynit, which totaled $8.1 million during the third quarter of 2017. Additionally, the Company recorded a charge of $35.8 million during the third quarter ended September 30, 2017 comprised of cost of revenue of $5.5 million associated with shipments to Wynit in the third quarter of 2017 and bad debt expense of $30.3 million associated with all of Wynit’s outstanding accounts receivables. The Company maintains credit insurance that covers a portion of the exposure related to its customer receivables. The Company recorded an insurance receivable based on an analysis of its insurance policies, including their exclusions, an assessment of the nature of the claim, and information from its insurance carrier. As of September 30, 2017, the Company had recorded an insurance receivable of $26.8 million, included in prepaid expenses and other current assets, associated with the amount it had concluded was probable related to the claim. The $26.8 million insurance receivable allowed the Company to recover $22.7 million of bad debt expense and $4.1 million of cost of revenue, resulting in a net charge of $9.0 million in the consolidated statement of operations comprised of net bad debt expense of $7.6 million and net cost of revenue of $1.4 million. The Company received $21.4 million of the insurance receivable during the fourth quarter of 2017 and the remaining $5.4 million in January 2018.

During the three months ended March 31, 2018, the Company released $12.4 million in product return and rebate reserves related to Wynit, as it believed the possibility of future claims associated with these reserves was remote. This reserve release resulted in a $12.4 million increase in revenue during the three months ended March 31, 2018.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases and subsequent amendments to the initial guidance; ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, “Topic 842”). Topic 842 requires lessees to recognize ROU assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. The Company adopted the standard effective January 1, 2019 using a modified retrospective approach. Prior periods were not retrospectively adjusted. The cumulative effect upon adoption on the opening accumulated deficit balance was zero. The Company elected the available practical

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

expedients, which allowed for carryforward of historical assessments of whether contracts contain or are leases, historical lease classification, and remaining lease terms.

The standard had a material impact on the Company’s condensed consolidated balance sheets but did not have an impact on its condensed consolidated statements of operations. The most significant impact was the recognition of ROU assets and short-term and long-term lease liabilities for operating leases. The balances of operating lease ROU assets, operating lease liabilities, and long-term operating lease liabilities as of March 30, 2019 were $99.1 million, $30.2 million, and $98.2 million, respectively. The impact to other financial statement line items was immaterial. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in the Company’s consolidated statement of cash flows. Refer to Note 5 for further information on leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the hedge accounting rules to simplify the application of hedge accounting standard and better portray the economic results of risk management activities in the financial statements. The standard expands the ability to hedge non-financial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, as well as eases certain hedge effectiveness assessment requirements. ASU 2017-12 became effective for the Company on January 1, 2019 with early adoption permitted. The Company early adopted this new standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 became effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 30, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$225,733	$—	$—	$225,733
U.S. government agencies	—	80,808	—	80,808
Corporate debt securities	—	224,092	—	224,092
Derivative assets	—	464	—	464
Total	$225,733	$305,364	$—	$531,097
Liabilities:
Derivative liabilities	$—	$28	$—	$28
Total	$—	$28	$—	$28

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$273,546	$—	$—	$273,546
U.S. government agencies	—	72,840	—	72,840
Corporate debt securities	—	228,953	—	228,953
Derivative assets	—	623	—	623
Total	273,546	302,416	—	575,962
Liabilities:
Derivative liabilities	$—	$549	$—	$549
Stock warrant liability	—	—	410	410
Total	$—	$549	$410	$959

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

There were no Level 3 assets as of March 30, 2019 and December 31, 2018. There were no Level 3 liabilities as of March 30, 2019 and there were Level 3 liabilities as of December 31, 2018. There were no transfers between fair value measurement levels during the three months ended March 30, 2019 and March 31, 2018.

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

The following table sets forth cash, cash equivalents and marketable securities as of March 30, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$113,563	$—	$—	$113,563	$113,563	$—
Money market funds	225,733	—	—	225,733	225,733	—
U.S. government agencies	80,796	20	(8)	80,808	8,888	71,920
Corporate debt securities	224,068	32	(8)	224,092	62,629	161,463
Total	$644,160	$52	$(16)	$644,196	$410,813	$233,383

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$148,110	$—	$—	$148,110	$148,110	$—
Money market funds	273,546	—	—	273,546	273,546	—
U.S. government agencies	72,884	1	(45)	72,840	9,738	63,102
Corporate debt securities	229,040	—	(87)	228,953	42,562	186,391
Total	$723,580	$1	$(132)	$723,449	$473,956	$249,493

The gross unrealized gains or losses on marketable securities as of March 30, 2019 and December 31, 2018 were not material. There were no available-for-sale investments as of March 30, 2019 and December 31, 2018 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	March 30, 2019	December 31, 2018

Due in one year	$230,382	$249,493
Due in one to two years	3,001	—
Total	$233,383	$249,493

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

Cash Flow Hedges

The Company at times enters into foreign currency derivative contracts designated as cash flow hedges to hedge certain forecasted revenue and expense transactions denominated in currencies other than the U.S. dollar. The Company’s cash flow hedges consist of forward contracts with maturities of 12 months or less.

The Company periodically assesses the effectiveness of its cash flow hedges. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. The Company records the gains or losses, net of tax, related to its cash flow hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassifies the gains or losses into revenue when the underlying hedged transactions are recognized. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income (loss) would immediately be reclassified to other income (expense), net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows.

The Company had no outstanding contracts that were designated as cash flow hedges for forecasted revenue as of March 30, 2019 and December 31, 2018, respectively.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company had outstanding balance sheet hedges with a total notional amount of $67.2 million and $101.4 million as of March 30, 2019 and December 31, 2018, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		March 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Hedges not designated	Prepaid expenses and other current assets	464	—	623	—
Hedges not designated	Accrued liabilities	—	28	—	549
Total fair value of derivative instruments		$464	$28	$623	$549

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended
	Income Statement Location	March 30, 2019	March 31, 2018

Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI – effective portion		$—	$664
Gain (loss) reclassified from OCI into income – effective portion	Revenue	—	—

Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income, net	(359)	(2,493)

As of March 30, 2019, there were no net derivative gains related to the Company’s cash flow hedges to be reclassified from OCI into revenue within the next 12 months.

Effect of Derivative Contracts on Condensed Consolidated Statements of Operations

The following table provides the location in the condensed consolidated statements of operations and amount of the recognized gains or losses to the Company’s derivative instruments designated as hedging instruments (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018

Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in revenue	$271,890	$247,865
Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in operating expenses	172,347	197,476

Offsetting of Foreign Currency Derivative Contracts

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of March 30, 2019 and December 31, 2018 (in thousands):

	March 30, 2019
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$464	$—	$464	$28	$—	$436
Foreign exchange contracts liabilities	28	—	28	28	—	—

	December 31, 2018
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$623	$—	$623	$549	$—	$74
Foreign exchange contracts liabilities	549	—	549	549	—	—

4.    Balance Sheet Components

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

Changes in the total short-term and long-term deferred revenue balances were as follows (in thousands):

Three Months Ended
March 30, 2019

Beginning balances	$36,836
Deferral of revenue	7,659
Recognition of deferred revenue	(9,917)
Ending balances	$34,578

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended
	March 30, 2019	March 31, 2018

Beginning balances	$104,001	$109,872
Increases (1)	31,259	26,073
Returns taken	(59,262)	(53,333)
Ending balances	$75,998	$82,612

(1)	Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	March 30, 2019	December 31, 2018

Components	$19,010	$8,866
Finished goods	155,468	116,005
Total inventories	$174,478	$124,871

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 30, 2019	December 31, 2018

Point-of-purchase (“POP”) displays, net	$4,262	$5,143
Prepaid marketing	2,673	3,258
Derivative asset	464	623
Prepaid expenses	11,136	18,100
Other	7,946	15,201
Total prepaid expenses and other current assets	$26,481	$42,325

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 30, 2019	December 31, 2018

Tooling and manufacturing equipment	$80,200	$80,685
Furniture and office equipment	22,454	22,738
Purchased and internally-developed software	24,200	21,741
Leasehold improvements	64,591	67,715
Total property and equipment	191,445	192,879
Less: Accumulated depreciation and amortization	(96,170)	(86,593)
Property and equipment, net	$95,275	$106,286

Total depreciation and amortization expense related to property and equipment, net was $13.4 million and $10.5 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

Goodwill and Intangible Assets

The carrying amount of goodwill was $61.0 million as of March 30, 2019 and December 31, 2018.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The carrying amounts of the intangible assets as of March 30, 2019 and December 31, 2018 were as follows (in thousands, except useful life):

	March 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$35,988	$(17,852)	$18,136	$35,988	$(15,983)	$20,005
Customer relationships	3,790	(586)	3,204	3,790	(451)	3,339
Trademarks and other	1,278	(1,059)	219	1,278	(1,002)	276
Total intangible assets, net	$41,056	$(19,497)	$21,559	$41,056	$(17,436)	$23,620

Total amortization expense related to intangible assets was $2.1 million and $1.7 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after March 30, 2019 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2019	$4,781	$620	$5,401
2020	5,854	643	6,497
2021	5,854	597	6,451
2022	1,180	597	1,777
2023	—	597	597
Thereafter	—	836	836
Total finite-lived intangible assets, net	$17,669	$3,890	$21,559

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 30, 2019	December 31, 2018

Accrued sales incentives	$101,352	$126,400
Accrued revenue reserve from returns	75,998	104,001
Product warranty	48,034	45,605
Finance lease liabilities	2,102	—
Sales taxes and VAT payable	12,873	20,121
Accrued manufacturing expense and freight	30,288	21,357
Accrued co-op advertising and marketing development funds	27,605	30,435
Employee-related liabilities	19,196	33,916
Accrued sales and marketing	15,573	18,171
Accrued research and development	12,655	8,783
Inventory received but not billed	4,091	6,373
Accrued legal settlements and fees	2,912	2,821
Derivative liabilities	28	549
Other	11,044	18,702
Accrued liabilities	$363,751	$437,234

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Product warranty reserve activities were as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018

Beginning balances	$45,605	$87,882
Charged to cost of revenue	8,238	(2,481)
Changes related to pre-existing warranties	4,747	(3,402)
Settlement of claims	(10,556)	(10,024)
Ending balances	$48,034	$71,975

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total

Balance at December 31, 2018	$66	$—	$(132)	$(66)
Other comprehensive income (loss) before reclassifications	—	—	162	162
Amounts reclassified from AOCI	—	—	—	—
Other comprehensive income (loss)	—	—	162	162
Balance at March 30, 2019	$66	$—	$30	$96

5.    Leases

The Company leases its principal facilities located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2019 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company’s leases are primarily accounted for as operating leases. Operating lease ROU assets and short-term and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities. The Company has no leases that have not yet commenced as of March 30, 2019.

Total lease cost consists of the following (in thousands):

Three Months Ended
March 30, 2019

Finance lease costs:
Amortization of ROU assets	$573
Interest on lease liabilities	—
Operating lease costs(1)	7,574
Variable lease costs	1,315
Sublease income	(1,966)
Total lease costs	$7,496
(1) includes short-term leases, which are immaterial.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$597
Operating cash flows from finance leases	—
Operating cash flows from operating leases	5,512

ROU assets obtained in exchange for lease obligations:
Finance lease liabilities	$—
Operating lease liabilities	288

Supplemental balance sheet information related to leases was as follows (in thousands):

March 30, 2019

Finance leases:
Other assets	$2,127

Accrued liabilities	$2,102

Operating leases:
Operating lease ROU assets	$99,144

Operating lease liabilities	$30,209
Long-term operating lease liabilities	98,219
Total operating lease liabilities	$128,428

Weighted-average lease terms and discount rates are as follows:

March 30, 2019

Weighted-average remaining lease terms (in years):
Finance leases	0.8
Operating leases	4.9

Weighted-average discount rates:
Finance leases	—%
Operating leases	5.5%

Maturities of lease liabilities as of March 30, 2019 were as follow (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Finance Leases	Operating Leases
Remaining 2019	$2,102	$28,140
2020	—	29,017
2021	—	27,216
2022	—	26,819
2023	—	25,159
Thereafter	—	8,700
Total minimum lease payments	$2,102	$145,051
Less: amount representing interest	—	(16,623)
Total lease liabilities	$2,102	$128,428

6.    Commitments and Contingencies

Purchase Commitments

The aggregate amount of open purchase orders as of March 30, 2019 was approximately $605.8 million, of which $185.0 million related to the Company’s migration to a third-party hosting provider and $5.9 million was accrued for as of March 30, 2019. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduces forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of March 30, 2019, $12.7 million was accrued for such liabilities to contract manufacturers.

Letters of Credit

 As of March 30, 2019 and December 31, 2018, the Company had outstanding letters of credit of $36.6 million and $36.9 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

Legal Proceedings

Jawbone. Aliphcom, Inc. d/b/a Jawbone (“Jawbone”) and the Company each initiated civil lawsuits against each other in 2015. These included a complaint filed by Jawbone in California state court alleging the misappropriation of certain trade secrets by six former Jawbone employees who had joined Fitbit and who were also named as defendants. On December 8, 2017, the parties announced the global settlement of all of the outstanding civil litigation on confidential terms, and all of the cases were dismissed with prejudice.
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
Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs seek class certification, restitution, unspecified compensatory and punitive damages, reasonable costs and expenses including attorneys’ fees, and other further relief as the court may deem just and proper. On January 31, 2017, plaintiffs

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

filed a motion for class certification. Plaintiffs’ motion for class certification was granted on November 20, 2017. On April 20, 2017, the Company filed a motion for summary judgment. The Company’s motion for summary judgment was denied on December 8, 2017. During the three months ended June 30, 2018, the parties agreed to a settlement and on August 1, 2018, the plaintiffs filed a motion for preliminary approval of the class action settlement. At the hearing on September 13, 2018, the court denied preliminary settlement approval without prejudice and ordered revised settlement papers be filed by October 26, 2018. On November 29, 2018, the court granted preliminary settlement approval. The final approval hearing is scheduled for July 11, 2019.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of California alleging that the PurePulse® heart rate tracking technology does not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims, as well as violations of various states’ false advertising, unfair competition, and consumer protection statutes, and seek class certification, injunctive and declaratory relief, restitution, unspecified compensatory damages, exemplary damages, punitive damages, statutory penalties and damages, reasonable costs and expenses including attorneys’ fees, and other further relief as the court may deem just and proper. On April 15, 2016, the plaintiffs filed a consolidated master class action complaint, and on May 19, 2016, they filed an amended consolidated master class action complaint. On January 9, 2017, the Company filed a motion to compel arbitration. On October 11, 2017, the court granted the motion to compel arbitration. Plaintiffs filed a motion for reconsideration, and that motion was denied on January 24, 2018.
On February 20, 2018, a second amended consolidated master class action complaint (“SAC”) was filed on behalf of plaintiff Rob Dunn, the only plaintiff not ordered to arbitration, as a purported class action. The SAC alleges the same common law claims as the prior class actions, as well as violations of false advertising, unfair competition, and consumer protection statutes of California and Arizona. The SAC also seeks class certification, injunctive and declaratory relief, restitution, unspecified compensatory damages, exemplary damages, punitive damages, statutory penalties and damages, reasonable costs and expenses including attorneys’ fees, and other further relief as the court may deem just and proper. On March 13, 2018, the Company filed a motion to dismiss for failure to state a claim and separately moved to strike the class allegations. The court dismissed the claims for revocation of acceptance, violation of California’s Song-Beverly Consumer Warranty Act, and unjust enrichment, but allowed the remaining claims pending amendment to the complaint with further details. Plaintiff filed a third amended complaint on June 19, 2018. The court granted the Company’s motion to strike and ordered the plaintiff to amend to make clear that he is seeking to represent a class of opt-outs only, but added that plaintiff may amend in the event the Company’s arbitration agreement is found to be unenforceable.

In response to an April 3, 2018 arbitration demand from Kate McLellan, one of the original plaintiffs who was compelled to arbitration, the Company attempted to resolve the individual claim with Ms. McLellan. At a May 31, 2018 hearing, the court expressed concern that the Company was “picking off” Ms. McLellan, thereby undermining the arbitration option and the court’s prior order compelling arbitration, and it ordered additional briefing. On July 24, 2018, the court awarded the plaintiffs their attorneys’ fees on the motion practice, but denied plaintiffs’ request that the arbitration right should be waived as a sanction. The Company is moving forward in private arbitration with Ms. McLellan.

The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Securities Litigation I. In 2016, a putative class action was filed in federal court against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering (“IPO”) alleging violations of the federal securities laws based on alleged materially false and misleading statements about the Company’s PurePulse® heart rate tracking technology. A putative class action was also filed in California state court involving the same statements. The parties agreed to settle the putative federal and state class actions for $33.3 million, which the Company accrued for as of December 31, 2017. On January 19, 2018, the court entered an order preliminarily approving the proposed settlement, and on April 20, 2018, the court approved the final settlement. The federal and state class action cases have been dismissed with prejudice.

In the fourth quarter of 2016 and each quarter of 2017, a total of seven derivative lawsuits were filed in various federal courts and in the Delaware Court of Chancery naming the Company as nominal plaintiff and certain of the Company’s officers and directors as defendants. The federal cases are all stayed. The three cases filed in the Delaware Court of Chancery were consolidated and a second amended complaint was filed in which plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the Company’s initial public offering and/or a secondary offering. On April 26, 2017, the Company filed a motion to dismiss the Delaware cases for failure to state a claim. On December 14, 2018, the court denied the motion to

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

dismiss. The Company filed a motion for interlocutory appeal, which was denied on January 14, 2019. The Company then filed a Notice of Appeal in the Delaware Supreme Court, which was denied on January 30, 2019.
The Company believes that the allegations in the derivative lawsuits are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.
Securities Litigation II. On November 1, 2018, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint alleges violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) arising out of alleged materially false and misleading statements about the Company’s guidance for fiscal 2017 provided during the fourth quarter of 2016, as well as its updated guidance for the fourth quarter of 2016. Plaintiffs seek class certification, unspecified compensatory damages, reasonable costs and expenses including attorneys’ fees, and other relief as the court may deem just and proper.
The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.
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

7.    Stockholders’ Equity

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan, and any outstanding stock options and RSUs granted under the 2007 Plan would remain subject to the terms of the 2007 Plan. As of March 30, 2019, 24.4 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
Balance—December 31, 2018	16,263	$3.00
Granted	—	—
Exercised	(479)	$1.99
Forfeited or canceled	(10)	$3.03
Balance—March 30, 2019	15,774	$3.03	$50,435

Stock options vested and expected to vest—March 30, 2019	15,774	$3.03	$50,435
Stock options exercisable—March 30, 2019	15,181	$2.88	$50,010

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of March 30, 2019 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $5.92 as of March 30, 2019.

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2018	18,376	$6.69
Granted	10,021	$5.83
Vested	(2,983)	$7.38
Forfeited or canceled	(1,412)	$6.69
Unvested balance—March 30, 2019	24,002	$6.25

In March 2019, the Company issued 0.5 million shares of market-based awards that vest based upon the achievement of a specified stock price. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets. Stock-based compensation expense related to these awards will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

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

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cost of revenue	$1,430	$1,098
Research and development	11,988	14,671
Sales and marketing	3,138	3,447
General and administrative	3,988	4,425
Total stock-based compensation expense	$20,544	$23,641

As of March 30, 2019, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $138.8 million, which the Company expects to recognize over an estimated weighted average period of 2.2 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three months ended March 30, 2019, the Company recorded an expense for income taxes of $1.3 million for an effective tax rate of (1.7)%. The effective tax rate for the three months ended March 30, 2019, was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. and certain of its foreign deferred tax assets, the mix of income/losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

For the three months ended March 31, 2018, the Company recorded a benefit for income taxes of $0.6 million, for an effective tax rate of 0.8%. The effective tax rate for the three months ended March 31, 2018 was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. deferred tax assets.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law and includes several key tax provisions that affect the Company, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of the carryback of net operating losses generated after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations, among others.

In December 2017, the SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, the Company had finalized all provisional amounts related to the 2017 Tax Act. Finalizing provisional adjustments related to the 2017 Tax Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2018.

On July 24, 2018, the Ninth Circuit Court of Appeals (the “Court”) issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the U.S. Tax Court. On August 7, 2018, the appellate court withdrew the opinion issued on July 24, 2018 to allow time for a reconstituted panel of judges to confer. We will continue to monitor the case.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes,” which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of March 30, 2019, the Company maintains a valuation allowance against all its U.S. deferred tax assets and against certain of its foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

As of March 30, 2019, the total amount of gross unrecognized tax benefits was $48.6 million, of which $25.0 million would affect the effective tax rate if recognized. The Company did not have any tax positions as of March 30, 2019 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

9.    Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2019	March 31, 2018
Numerator:
Net loss	$(79,465)	$(80,877)

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	253,124	239,431
Effect of dilutive securities	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	253,124	239,431
Net loss per share:
Basic	$(0.31)	$(0.34)
Diluted	$(0.31)	$(0.34)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018

Stock options to purchase common stock	15,774	17,469
RSUs	24,002	10,030
Warrant	230	216
Diluted impact of ESPP	1,287	84
Diluted common stock subject to vesting	—	162
Total	41,293	25,186

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of total revenue for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
B	*	11%
* Represents less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at March 30, 2019 and December 31, 2018 were as follows:

	March 30, 2019	December 31, 2018
D	13%	*
F	10	*
B	*	21%

* Represents less than 10%.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
United States	$135,091	$139,496
Americas excluding United States	15,327	16,100
Europe, Middle East, and Africa	87,098	64,538
APAC	34,374	27,731
Total	$271,890	$247,865

As of March 30, 2019 and December 31, 2018, long-lived assets, which represent property and equipment, located outside the United States were $27.9 million and $36.9 million, respectively.

11.   Acquisitions

2018 Acquisition

In February 2018, the Company completed a purchase of Twine Health, Inc., a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $16.7 million, of which $5.4 million was allocated to developed technology intangible assets, $3.8 million to customer relationships intangible asset, $9.9 million to goodwill, $1.7 million to deferred tax liabilities, $0.2 million to deferred revenue, and $0.6 million to net assumed liabilities. Approximately $2.6 million of the consideration payable to Twine Health, Inc. was held as partial security for certain indemnification obligations, and will be held back for payment until August 2019. The acquisition is expected to extend the Company’s reach into healthcare and lay the foundation to expand its offerings to health plans, health systems and self-insured employers, while creating opportunities to increase subscription-based revenue. The amortization periods of the acquired developed technology and customer relationships are approximately four and seven years, respectively. Goodwill is not deductible for tax purposes.

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

In the first quarter of 2019, we continued to focus on providing more choice and accessibility to consumers in wearables to drive the acquisition of users. We introduced Fitbit Versa Lite Edition, an affordable everyday smartwatch that builds on the success of the Fitbit Versa family of devices. In addition, we introduced Fitbit Inspire HR, our most affordable heart rate tracking device, and Fitbit Inspire, our even lower-cost tracker.

Smartwatch revenue increased to 42% of revenue in the three months ended March 30, 2019, from 30% in the three months ended March 31, 2018. With the introduction of lower priced devices, average selling price decreased overall in the three months ended March 30, 2019 compared to the same period in 2018. The mix shift towards smartwatches negatively impacted our gross margin.

Acquiring customers through the sale of a device increases the size of our community of users and also increases the potential for future demand for devices and other monetization opportunities, such as software services or coaching revenue. While software revenue was immaterial in the first quarter of 2019, a growing community of active users provides us an opportunity to introduce or further develop software services for our community in the future.

In addition, we continue to focus on growing our Fitbit Health Solutions channel, which delivers health and wellness solutions for employers, health plans and health systems. In the fall of 2018, we launched Fitbit Care, a connected health platform that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment. Revenue from the Fitbit Health Solutions channel was approximately 11% of total revenue in the first quarter of 2019, and the growth of the channel provides us an opportunity to drive demand for devices and software services.

The following are financial highlights for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue	$271,890	$247,865
Net loss	$(79,465)	$(80,877)
Adjusted EBITDA	$(43,186)	$(46,226)
Devices sold	2,930	2,150

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

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement. A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device. In the three months ended March 30, 2019, 38.6%, of Activations came from Repeat Users, with Re-Activated Users representing 53.1% of those Repeat Users. The number of Activations from Repeat Users and the number of Re-Activated Users for any period is measured promptly after the measurement period and is not updated.

We believe that the Activations metric is a potential indicator of repeat purchase behavior but not a guarantee of repeat purchase behavior. Actual repeat purchase behavior may depend on a number of factors, including but not limited to our ability to anticipate and satisfy consumer preferences.

Active Users

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics-Active Users” in our Annual Report on Form 10-K for additional information.

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider adjusted EBITDA, which is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

We define adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation, intangible assets amortization, litigation expense related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of restructuring, interest income, net, and income tax expense (benefit).

We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe that adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses and other items that we exclude in adjusted EBITDA. In particular, exclusion of the effect of stock-based compensation expense and certain other expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhances overall understanding of our past performance and future prospects, and allows for greater transparency with respect to a key financial metric used by our management in its financial and operational decision-making.

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

The following table presents a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net loss	$(79,465)	$(80,877)
Stock-based compensation expense	20,544	23,641
Litigation expense	—	765
Restructuring	2,458	—
Depreciation and intangible assets amortization	15,433	12,204
Interest income, net	(3,466)	(1,350)
Income tax expense (benefit)	1,310	(609)
Adjusted EBITDA	$(43,186)	$(46,226)

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to non-GAAP free cash flow (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net cash provided by (used in) operating activities	$(67,653)	$10,158
Purchase of property and equipment	(6,096)	(12,616)
Non-GAAP free cash flow	$(73,749)	$(2,458)
Net cash provided by investing activities	$10,598	$31,170
Net cash used in financing activities	$(6,088)	$(4,934)

Components of our Operating Results

Revenue

We have three sources of revenue: consumer device revenue, Fitbit Health Solutions revenue, and consumer non-device revenue. The vast majority of our total revenue comes from the sale of wearable devices through the retail, direct, and Fitbit Health Solutions channels. Within the Fitbit Health Solutions channel, revenue is comprised of devices, services, and software, with most of our revenue driven by device sales. Consumer non-device revenue represents a small portion of total revenue, primarily from our subscription-based Fitbit Coach services.

We generate substantially all of our revenue from the sale of our wearable devices, which includes both trackers and accessories and smartwatches sold directly to consumers, as well as through our Fitbit Health Solutions channel. We also generate a small portion of our revenue from our subscription-based Fitbit Coach services and from software services sold through our Fitbit Health Solutions channel.

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

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the U.S. Tax Court. On August 7, 2018, the appellate court withdrew the opinion issued on July 24, 2018 to allow time for a reconstituted panel of judges to confer. We will continue to monitor the case.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act was signed into law and includes several key tax provisions that affected us, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of certain deductions, and changes to how the United States imposes income tax on multinational corporations, among others. We are required to recognize the effect of tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities, as well as re-assessing the net realizability of our deferred tax assets. As of December 31, 2018, we had determined all provisional amounts related to the 2017 Tax Act. Finalizing provisional adjustments related to the 2017 Tax Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2018.

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages). The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended
	March 30, 2019	March 31, 2018
Consolidated Statements of Operations Data:
Revenue	$271,890	$247,865
Cost of revenue(1)	182,437	133,742
Gross profit	89,453	114,123
Operating expenses:
Research and development(1)	77,039	89,336
Sales and marketing(1)	68,616	72,052
General and administrative(1)	26,692	36,088
Total operating expenses	172,347	197,476
Operating loss	(82,894)	(83,353)
Interest income, net	3,466	1,350
Other income, net	1,273	517
Loss before income taxes	(78,155)	(81,486)
Income tax expense (benefit)	1,310	(609)
Net loss	$(79,465)	$(80,877)

(1)	Includes stock-based compensation expense as follows (in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock-Based Compensation Expense:
Cost of revenue	$1,430	$1,098
Research and development	11,988	14,671
Sales and marketing	3,138	3,447
General and administrative	3,988	4,425
Total stock-based compensation expense	$20,544	$23,641
`

	Three Months Ended
	March 30, 2019	March 31, 2018
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	67	54
Gross profit	33	46
Operating expenses:
Research and development	28	36
Sales and marketing	25	29
General and administrative	10	15
Total operating expenses	63	80
Operating loss	(30)	(34)
Interest income, net	1	1
Other income, net	—	—
Loss before income taxes	(29)	(33)
Income tax expense (benefit)	—	—
Net loss	(29)%	(33)%

Revenue

	Three Months Ended		Change
(dollars in thousands)	March 30, 2019	March 31, 2018	$	%
Revenue	$271,890	$247,865	$24,025	10%

Revenue increased $24.0 million, or 10%, from $247.9 million for the three months ended March 31, 2018 to $271.9 million for the three months ended March 30, 2019. Consumers continued to migrate towards our higher-end smartwatches. Revenue from our smartwatches increased to 42% of our revenue in the three months ended March 30, 2019, compared to 30% of our revenue in the same period in 2018. Total number of devices sold increased by 36%, from 2.1 million devices sold in the three months ended March 31, 2018 to 2.9 million devices sold in the three months ended March 30, 2019. The average selling prices of our devices decreased by 19%, from $112 for the three months ended March 31, 2018 to $91 for the three months ended March 30, 2019, primarily due to sales of our recently introduced devices at lower price points. Revenue from new product introductions, or NPI, defined as new products shipped in the past 12 months, increased by 118% to $182 million, or 67% of revenue, in the three months ended March 30, 2019 compared to the same period in the prior fiscal year. NPI revenue for the three months ended March 30, 2019 was from Fitbit Versa Lite Edition, our new smartwatch, Fitbit Charge 3, Fitbit Inspire HR and Fitbit Inspire. Revenue from our direct channel, Fitbit.com, was flat and totaled $31 million, or 12% of revenue, in the three months ended March 30, 2019 and in the same period in the prior fiscal year.

U.S. revenue, based on ship-to destinations, decreased $4.4 million, or 3%, from $139.5 million for the three months ended March 31, 2018 to $135.1 million for the three months ended March 30, 2019. International revenue, based on ship-to destinations, increased $28.4 million, or 26%, from $108.4 million for the three months ended March 31, 2018 to $136.8 million for the three months ended March 30, 2019, primarily due to an increase in revenue of 35% in the EMEA region, driven by revenue increases in the United Kingdom region from NPI, and an increase in revenue of 24% in the APAC region.

For the full year 2019, we expect revenue to increase modestly as compared to the full year 2018.

Cost of Revenue

	Three Months Ended		Change
(dollars in thousands)	March 30, 2019	March 31, 2018	$	%
Cost of revenue	$182,437	$133,742	$48,695	36%
Gross profit	89,453	114,123	(24,670)	(22)%
Gross margin	33%	46%

Cost of revenue increased $48.7 million, or 36%, from $133.7 million for the three months ended March 31, 2018 to $182.4 million for the three months ended March 30, 2019. The increase during the three months ended March 30, 2019 compared to the same period in 2018 was primarily due to the product mix shift towards higher cost smartwatches, which increased from 30% of revenue in the three months ended March 31, 2018 to 42% of revenue in the three months ended March 30, 2019.

Gross margin decreased from 46% for the three months ended March 31, 2018 to 33% for the three months ended March 30, 2019, primarily due to our product mix shift towards higher cost smartwatches which have lower gross margins than our trackers. Gross margin for the three months ended March 31, 2018 also included a one-time decrease in warranty costs associated with certain legacy products, the utilization of previously reserved component materials, and the recognition of $12.4 million in revenue due to the release of outstanding product return and rebate reserves related to Wynit, a distributor who filed for bankruptcy protection in September 2017.

For full year 2019, we expect our gross margin to decrease primarily due to the continued mix shift towards lower margin smartwatches and the introduction of lower priced devices. We expect this to be partially offset by lower warranty costs and customer contact rates, and improved manufacturing processes.

Research and Development

	Three Months Ended		Change
(dollars in thousands)	March 30, 2019	March 31, 2018	$	%
Research and development	$77,039	$89,336	$(12,297)	(14)%

Research and development expenses decreased $12.3 million, or 14%, from $89.3 million for the three months ended March 31, 2018 to $77.0 million for the three months ended March 30, 2019. The decrease was due to a $5.4 million decrease in personnel related expenses primarily from a 14% decrease in headcount, a $3.9 million decrease in consulting and contractor expenses, a $1.7 million decrease in allocation of facilities and IT-related expense, and a $1.0 million decrease in travel expenses.

For full year 2019, we expect research and development expenses to decrease in absolute dollars and decrease as a percentage of revenue as compared to the full year 2018.

Sales and Marketing

	Three Months Ended		Change
(dollars in thousands)	March 30, 2019	March 31, 2018	$	%
Sales and marketing	$68,616	$72,052	$(3,436)	(5)%

Sales and marketing expenses for the three months ended March 30, 2019 decreased $3.4 million, or 5%, from $72.1 million for the three months ended March 31, 2018 to $68.6 million for the three months ended March 30, 2019. The decrease was primarily due to a decrease of $3.1 million in customer support costs due to improved quality and reduced case volume of our products.

For full year 2019, we expect sales and marketing expenses to decrease in absolute dollars and decrease as a percentage of revenue as compared to the full year 2018.

General and Administrative

	Three Months Ended		Change
(dollars in thousands)	March 30, 2019	March 31, 2018	$	%
General and administrative	$26,692	$36,088	$(9,396)	(26)%

General and administrative expenses for the three months ended March 30, 2019 decreased $9.4 million, or 26%, from $36.1 million for the three months ended March 31, 2018 to $26.7 million for the three months ended March 30, 2019. The decrease was primarily due to a $6.4 million decrease in legal fees, a $2.3 million decrease in consulting and contractor expenses, and a $1.0 million decrease in personnel related expenses primarily from a 6% decrease in headcount.

For full year 2019, we expect general and administrative expenses to remain relatively consistent in absolute dollars and as a percentage of revenue as compared to the full year 2018.

Interest and Other Income, Net

	Three Months Ended		Change
(dollars in thousands)	March 30, 2019	March 31, 2018	$	%
Interest income, net	$3,466	$1,350	$2,116	157%
Other income, net	1,273	517	756	146%

Interest income, net increased $2.1 million, from $1.4 million for the three months ended March 31, 2018 to $3.5 million for the three months ended March 30, 2019, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities.

Income Tax Expense (Benefit)

	Three Months Ended		Change
(dollars in thousands)	March 30, 2019	March 31, 2018	$	%
Income tax expense (benefit)	$1,310	$(609)	$1,919	(315)%
Effective tax rate	(1.7)%	0.8%

Income tax expense increased $1.9 million, from a benefit of $0.6 million for the three months ended March 31, 2018 to an expense of $1.3 million for the three months ended March 30, 2019. Our effective tax rate was (1.7)% and 0.8% for the three months ended March 30, 2019 and March 31, 2018, respectively. The decrease in our effective tax rate for the three months ended March 30, 2019 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets and certain of our foreign deferred tax assets, the mix of income and losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sale of our equity securities. As of March 30, 2019, we had cash and cash equivalents of $410.8 million and marketable securities of $233.4 million, approximately 84% of which are held by a U.S. legal entity in the United States.

Of our total cash, cash equivalents, and marketable securities, $101.2 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations, and based on our current plans, we do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

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

Credit Facility

On November 21, 2018, we voluntarily terminated our amended and restated credit agreement, or Senior Facility, with Silicon Valley Bank, or SVB, and other lenders. As of the date of termination, we did not have any outstanding borrowings under the Senior Facility but did have outstanding letters of credit, issued to cover various security deposits on our facility leases. In connection with this termination, all outstanding letters of credit issued under the Senior Facility are being held with SVB on an unsecured basis. We did not incur any early termination penalties in connection with the termination of the Senior Facility.

As of March 30, 2019, we had outstanding letters of credit of $36.6 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net cash provided by (used in):
Operating activities	$(67,653)	$10,158
Investing activities	10,598	31,170
Financing activities	(6,088)	(4,934)
Net change in cash and cash equivalents	$(63,143)	$36,394

Cash Flows from Operating Activities

Net cash used in operating activities of $67.7 million for the three months ended March 30, 2019 was primarily due to a decrease in net change in operating assets and liabilities of $33.3 million, which consisted of a decrease in accounts payables and accrued liabilities of $151.6 million as a result of lower operating activity during the current period, and an increase in inventory of $51.0 million primarily related to Fitbit Inspire, Inspire HR and Fitbit Versa Lite Edition, partially offset by a decrease in accounts receivable of $163.6 million due to a decline in sales compared to the fourth quarter of 2018. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 70 days as of December 31, 2018 to 64 days as of March 30, 2019 due to higher collections during the three months ended March 30, 2019 compared to the fourth quarter of 2018.

The net change in operating activities was also impacted by non-cash adjustments of $45.1 million, primarily resulting from stock-based compensation expense of $20.5 million, depreciation and amortization expense of $13.4 million, non-cash lease expense of $7.7 million, intangible assets amortization of $2.1 million, and provision for inventory obsolescence of $1.5 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 30, 2019 of $10.6 million was primarily due to maturities and sales of marketable securities of $128.3 million, offset by purchases of marketable securities of $111.6 million and purchases of property and equipment of $6.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 30, 2019 was primarily due to $6.4 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans, offset by $0.9 million in proceeds from exercise of stock options and stock purchases made through our 2015 ESPP.

Contractual Obligations and Other Commitments

Our future minimum lease payments under finance and operating leases as of March 30, 2019 were $2.1 million and $128.4 million, respectively.

The aggregate amount of open purchase orders as of March 30, 2019 was approximately $605.8 million, of which $185.0 million related to our migration to a third-party hosting provider and $5.9 million was accrued for as of March 30, 2019. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of March 30, 2019, $12.7 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $28.3 million as of March 30, 2019.

Off-Balance Sheet Arrangements

As of March 30, 2019, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 1, 2019, except for policies related to leases discussed in Note 1 and Note 5 of the notes to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of March 30, 2019, we had cash and cash equivalents of $410.8 million and marketable securities of $233.4 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated revenue and expenses, we may enter into foreign currency exchange forward and option contracts. We also hedge certain monetary assets and liabilities denominated in foreign currencies from time to time, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged.

We had no outstanding contracts in cash flow hedges for forecasted revenue transactions as of March 30, 2019. We had no outstanding balance sheet hedges as of March 30, 2019. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act as of March 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 30, 2019, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which has not yet been fully remediated.

Notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plans. As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, management determined that we did not maintain effective controls over the accuracy of the inputs in the sales order entry process. Specifically, we did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. This control deficiency did not result in a misstatement for the years ended December 31, 2017 and December 31, 2018; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness that had not been remediated as of March 30, 2019.

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

The wearables device market is highly competitive, with companies offering a variety of products and services. Wearables can be broadly defined as trackers, fitness watches, and smartwatches, as well as devices beyond the wrist. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. In terms of units sold, we have primarily operated in the health and fitness tracker and smartwatch segments of the wearables device market.

The wearables device market has a multitude of participants, including large, broad-based consumer electronics companies that either compete in our market or adjacent markets or have announced plans to do so, such as Apple, Google, LG and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. For example, Apple’s recently introduced Apple Watch includes electrocardiogram (ECG) functionality and fall detection capability. We also face competition from manufacturers of lower-cost devices, such as Xiaomi and its Mi Band devices. Market participants also include specialized consumer electronics companies such as Garmin, as well as traditional watch companies such as Fossil. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

We believe many of our competitors and potential competitors have significant advantages, including longer operating histories; ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services; larger and broader customer bases; more established relationships with a larger number of suppliers, contract manufacturers, and channel partners; greater brand recognition; ability to leverage app stores which they may operate; experience manufacturing particular wearable devices, such as smartwatches; and greater financial, research and development, marketing, distribution, and other resources than we do.

Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. In addition, our new products may have varying selling prices and costs compared to legacy products, which could negatively impact our gross margins and operating results. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do.

Furthermore, current or potential competitors may be acquired by third parties with greater available resources. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and consumer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their products and services more quickly than we do. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be adversely affected.

If we are unable to anticipate and satisfy consumer preferences in a timely manner, our business may be adversely affected.

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. In terms of units sold, we have primarily operated in the tracker segment of the wearables device market. However, consumer preference has increasingly shifted to the smartwatch segment of the wearables device market. Although we are building out our smartwatch offerings, consumers may ultimately decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices or away from these types of products and services altogether. In addition, adoption of our products may vary by geographic region. Our future success depends in part on our ability to anticipate and respond to shifts in consumer preferences. If we do not do so in a timely manner, our reputation and business may be adversely affected.

Our newer products and services that have additional features or new product designs, such as Fitbit Versa and Fitbit Versa Lite Edition, may also have higher prices than many of our earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our wearable devices, which could result in decreased sales of our products and services and a loss in market share.

In addition, although we intend to build out our recurring non-device revenue offerings, such as with a premium experience that offers a variety of features, insights and programs, it is possible that consumers or enterprise customers may not be receptive to these new services or that revenue from these offerings may continue to be immaterial. For example, in the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers. To date, revenue from non-device offerings has been an immaterial portion of our overall revenue. In addition, we have limited experience operating services outside of our core device business. Our ability to forecast revenue and other financial and operating results for any new service, such as Fitbit Care, is inherently uncertain, and our actual results may vary significantly from what we desire or predict or from the estimates of analysts.

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

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. For example, in the first quarter of 2019, we started shipping Fitbit Versa Lite Edition, an everyday smartwatch, and the Fitbit Inspire family, our newest activity trackers. In addition, in the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers. We typically have several products and services in development at the same time. The success of new or enhanced products and services depends on a number of factors including, among other things, anticipating and effectively addressing consumer preferences and demand; timely and successful research and development; the success of our sales and marketing efforts; effective forecasting and management of product demand, purchase commitments, and inventory levels; effective management of manufacturing and supply costs; and the quality of or any defects in our products.

The development of our products and services is complex and costly. Given the complexity, we occasionally have experienced, and could experience in the future, delays in the development and introduction of new and enhanced products and services, product costs that are higher than planned, or lower than expected manufacturing yields of new and enhanced products, which may adversely affect our revenue and gross margins.

If revenues decline, we may be forced to reduce costs and may not be able to compete effectively. Unanticipated problems in developing products and services could also divert substantial research and development resources, which may impair our ability to develop new products and services, or enhancements of existing products and services, and could substantially increase our costs. Problems in the design or quality of our products or services may also have an adverse effect on our brand, business, financial condition, and operating results.

We must also successfully manage introductions of new or enhanced products or services. Introductions of new or enhanced products or services could also adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches, retailers may be granted stock rotation rights and price protection, and we may experience higher returns from retailers or users of existing products or may continue to purchase existing products in lieu of new or enhanced products. We may face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new products may have varying selling prices and costs compared to legacy products, which could negatively impact our gross margins and operating results. For example, in the first quarter of 2019, gross margins decreased on a year-over-year basis, primarily due to our product mix towards higher cost smartwatches, which have lower gross margins than our trackers. We have also historically incurred higher levels of sales and marketing expenses accompanying each product introduction. Accordingly, if we fail to effectively manage introductions of new or enhanced products, our operating results could be harmed.

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

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs, the sale of inventory at discounted prices, and other actions, which have caused and may continue to cause our gross margin to decline and could impair the strength of our brand. For example, during 2018, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, price protection on certain products, and rebates. Reserves and write-downs for rebates, promotions, and excess inventory and tooling and manufacturing capacity are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than forecast, which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

Conversely, if we underestimate consumer demand for our products, we may in future periods be unable to meet customer, retailer or distributor demand for our products, or we may incur higher costs to secure the necessary production capacity and components, which could cause our business and operating results to be adversely affected and cause damage to our brand and customer relationships.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our wearable devices and our ability to maintain or increase the size and engagement of our community of users;

•	the timing and success of new product and service introductions by us and the transition from legacy products;

•	the timing and success of new product and service introductions by our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	the continued market acceptance of, and the growth of the market for, wearable devices, and evolution of this market into smartwatches and other form factors;

•	pricing pressure as a result of competition or otherwise;

•	delays or disruptions in our supply, manufacturing, or distribution chain;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs, or both;

•	seasonal buying patterns of consumers;

•	increases in levels of channel inventory resulting from sales to our retailers and distributors in anticipation of future demand;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	impact of sales and marketing efforts and promotions by competitors, which are difficult to predict;

•	insolvency, credit, or other difficulties faced by our distributors and retailers affecting their ability to purchase or pay for our products;

•	insolvency, credit, or other difficulties confronting our suppliers, contract manufacturers, or logistics providers leading to disruptions in our supply or distribution chain;

•	levels of product returns, stock rotation, and price protection rights;

•	levels of warranty claims or estimated costs of warranty claims;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, consumer product safety, advertising, and taxes;

•	product recalls, regulatory proceedings, or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions in either domestic or international markets, including potential changes in tariffs.
Any one of the factors above, or the cumulative effect of multiple factors, may result in significant fluctuations in our operating results.

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

Our historical revenue growth in some periods should not be considered indicative of our future performance. Our revenue has declined in recent periods, and we expect our revenue growth to be slower than in the past or to decline in future periods due to a number of factors, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure for any reason to capitalize on growth opportunities, or the maturation of our business.

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. Although our annual revenue in 2016 was up 17% compared to 2015, our annual revenue in 2017 declined 26% compared to 2016, and our revenue in 2018 declined 6% compared to 2017. Our revenue in the three months ended March 30, 2019 increased 10% compared to the three months ended March 31, 2018. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.

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

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $79.5 million in the three months ended March 30, 2019 and a net loss of $185.8 million for the fiscal year ended December 31, 2018. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses in the future.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success also depends on our ability to manage our operating expenses effectively. Our employee headcount and the scope and complexity of our business have increased significantly during recent years and we had 1,638 employees as of March 30, 2019. We have incurred significant net losses of $79.5 million in the three months ended March 30, 2019, and $185.8 million and $277.2 million in 2018 and 2017, respectively.

In addition, we are investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $77.0 million and $89.3 million for the three months ended March 30, 2019 and March 31, 2018, respectively.

We could also be required to continue to expand our sales and marketing, product development, and distribution functions; upgrade our business information technology systems and other processes and technology; and obtain more space for our expanding workforce. These efforts could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing employees.

If our continued investments do not result in future revenue as expected, we may incur greater than expected losses or lower than expected profits, and our liquidity position may be materially adversely affected.

Conversely, in the future, we may again need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, implement additional restructuring and workforce reductions, or downsize our facilities for our reduced workforce. Any such actions may result in the recording of special charges, including inventory-related write-offs, workforce reductions, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges.

If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Because some of the key components in our products come from a limited or single source of supply, we are susceptible to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain.

Some of the key components used to manufacture our products come from a limited or single source of supply. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers may discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. While component shortages have historically been immaterial, they could be material in the future. In the event of a component shortage or supply interruption from suppliers of these components, we may not be able to develop suitable alternate sources in a timely manner. In addition, some of our suppliers, contract manufacturers, and logistics providers may have more established relationships with our competitors, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. Developing suitable alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our requirements or to fill our orders in a timely or cost-effective manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to meet our scheduled product deliveries to our customers and users. This could harm our relationships with our channel partners and users and cause delays in shipment of our products, which could adversely affect our operating results. In addition, increased component costs could result in lower gross margins. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, this could negatively affect our ability to deliver products and services to our customers and users, which could adversely impact our revenue, gross margins, and operating results.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay area where we are located, and we may incur significant costs to attract personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment, and the significant decline in the price of our Class A common stock since our IPO may adversely affect our ability to attract or retain highly skilled employees. Fluctuations in the price of our Class A common stock may also make it more difficult or costly to use equity awards to motivate, incentivize and retain our employees. Furthermore, there can be no assurances that the number of shares reserved for issuance under our equity incentive plans will be sufficient to grant equity awards adequate to recruit new employees and to compensate existing employees. Additionally, changes in immigration laws may make it harder to attract and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost effective.

In order to increase awareness of our products and services and acquire new users, we have spent, and expect to continue spending, significant amounts on advertising and other marketing campaigns in various media, such as television, cinema, print advertising, and social media. In 2018 and the three months ended March 30, 2019, advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $161.5 million and $25.9 million, respectively, representing approximately 11% and 10% of our revenue, respectively. Co-op advertising costs were $80.3 million and $16.5 million for 2018 and the three months ended March 30, 2019, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, our campaigns may be less effective than anticipated if we fail to identify advertising opportunities that satisfy our anticipated return on advertising spend or fail to accurately predict user acquisition, including the conditions and behaviors that drive user behavior. In addition, the timing of our advertising and promotional spend may impact the timing of expected sales of our products and services. Particularly during the holiday season, there is significant competition for consumer spending, and we may not realize our expected sales or recover our advertising and promotional spend if other promotions or products are more compelling. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for new product introductions. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services. Further, promotional activity may adversely affect our gross margin.

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

Failure to detect, prevent, or fix defects, or an increase in defects, could result in a variety of consequences, including a greater number of returns of products than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results. We generally provide a 45-day right of return for purchases through Fitbit.com and a 12-month limited warranty on all of our products, though warranty duration and scope may vary by jurisdiction in compliance with applicable local law. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. Moreover, we may offer stock rotation rights and price protection to our distributors. If we experience greater returns from retailers or users, or greater warranty claims, in excess of our reserves, our business, revenue, gross margin, and operating results could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also affect our brand and decrease demand for our products and services, adversely affecting our operating results and financial condition.

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

To date, we have derived substantially all of our revenue from sales of our wearable devices, and revenue from our Fitbit Health Solutions channel has historically accounted for less than 10% of our revenue.

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2018 and 2017, we derived less than 10% of our revenue from sales of devices and software services through our Fitbit Health Solutions channel. However, in the future we plan to increase sales of devices and software services to employers, health plans and health systems through our Fitbit Health Solutions channel. For example, in September 2018, we launched Fitbit Care, a connected health platform for health plans, employers, and health systems that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment. If reception from employers, health plans, health systems or end users is unfavorable, or if we are unable to successfully further develop, market and sell our devices and software services through the Fitbit Health Solutions channel, we may be deprived of a potentially significant source of revenue in the future and our future growth and financial performance may be adversely affected.

To date, we have derived substantially all of our revenue from sales of our wearable devices, and sales of our subscription-based premium services to consumers have historically accounted for less than 1% of our revenue.

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2018 and 2017, we derived less than 1% of our revenue from sales of our subscription-based premium services to consumers. However, in the future we plan to increase sales of subscriptions to these services. For example, in October 2017, we launched Fitbit Coach, our premium guidance and coaching paid offering, and we intend to further build out our recurring non-device revenue offerings, such as with a premium experience that offers additional features, insights and programs. If consumer reception is unfavorable or we are unable to successfully further develop, market and sell our premium services, we may be deprived of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

We are, and may in the future, be subject to claims and lawsuits alleging that our products fail to provide accurate measurements and data to our users.

Our products and services are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, and heart rate, as well as GPS-based information such as speed, distance, and exercise routes. We anticipate new features and functionality in the future, as well. From time to time, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity and, in some cases, have required us to expend time and resources to defend litigation. For example, in 2016, class action lawsuits were filed against us based upon claims that the PurePulse heart rate tracking technology in the Fitbit Charge HR, Fitbit Surge, and Fitbit Blaze does not consistently and accurately record users’ heart rates during high-intensity exercise. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

Our gross margins have declined, and may continue to decline, and we have experienced operating losses as a result of decreased revenues, and increased product costs and operating expenses.

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

A substantial portion of our expenses are personnel related and include salaries, stock-based compensation, and benefits, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate a negative impact on operating margins in the short term. To the extent such revenue shortfalls recur in future periods, our operating results would be harmed.

Our success depends on our ability to maintain our brand. If events occur that damage our brand, our business and financial results may be harmed.

Our success depends on our ability to maintain the value of the “Fitbit” brand. The “Fitbit” name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts; our ability to provide consistent, high quality products and services; and our ability to successfully secure, maintain, and defend our rights to use the “Fitbit” mark and other trademarks important to our brand. Our brand could be harmed if we fail to achieve these objectives or if our public image or brand were to be tarnished by negative publicity. For example, there has been media coverage of some of the users of our products reporting skin irritation, as well as personal injury lawsuits filed against us relating to the Fitbit Zip, Fitbit One, Fitbit Flex, Fitbit Charge, Fitbit Charge HR, and Fitbit Surge products. We also believe that our reputation and brand may be harmed if we fail to maintain a consistently high level of customer service. In addition, we believe the popularity of the “Fitbit” brand makes it a target for counterfeiting or imitation, with third parties attempting to sell counterfeit and “knock-off” products that attempt to replicate our products and infringe on our intellectual property.

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

Any occurrence of counterfeiting, imitation, or confusion with our brand could adversely affect our reputation, place negative pricing pressure on our products, reduce sales of our products, and impair the value of our brand. Additionally, counterfeit and unauthorized grey market sales may result in secondary warranty replacement and service costs. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to successfully maintain, promote, and position our brand and protect our reputation, or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

If significant tariffs or other restrictions are placed on our goods imported into the United States from China or any related counter-measures are taken by China, our revenue, gross margin, and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on our goods imported into the United States from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Between July and September 2018, the U.S. Trade Representative’s Office imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China. While these tariffs do not currently apply to our products, if additional tariffs that cover our products are imposed, the cost of our products may increase. In addition, any such additional tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving our product manufacturing to other locations, modifying other business practices, or raising prices. If we are not successful in offsetting the impact of any such tariffs, our revenue, gross margins, and operating results may be adversely affected.

Any insolvency, credit problems, or other financial difficulties impacting our retailers and distributors could expose us to financial risk.

Some of our retailers and distributors have experienced, and may continue to experience, insolvency, credit challenges, or other financial difficulties that could expose us to significant financial risk. In addition, if the credit capacity of any retailer or distributor declines due to deterioration in their financial condition or increases in their outstanding payable balance to us, we may be subject to additional financial risk. Financial difficulties of our retailers and distributors could also impede their effectiveness and expose us to risks if they are unable to pay for the products they purchase from us. For example, Wynit, historically our largest customer, filed for bankruptcy protection in September 2017, which caused us to incur $7.6 million in net bad debt expenses and $1.4 million in net cost of revenues in 2017. Credit and financial difficulties of our retailers and distributors may also lead to a reduction in sales, price reductions, increased returns of our products, and adverse effects on our brand and operating results. We maintain credit insurance for the majority of our customer balances, perform ongoing credit evaluations of customers, and maintain allowances for potential credit losses on customers’ accounts when deemed necessary. We may not have sufficient insurance coverage to cover losses resulting from the credit and financial difficulties of retailers and distributors. These difficulties may further lead to an increase in our credit insurance premiums and make it more difficult or impossible to obtain sufficient coverage, which could increase our exposure and result in increased bad debt expense or additional write-offs. Any reduction in sales by our current retailers or distributors, loss of large retailers or distributors, or decrease in revenue from our retailers or distributors could adversely affect our revenue, operating results, and financial condition.

We depend on retailers and distributors to sell and market our products, and our failure to maintain and further develop our sales channels could harm our business.

We primarily sell our products through retailers and distributors and depend on these third parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend in part on retailers adequately displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. Our retailers also often offer products and services of our competitors. If our retailers and distributors are not successful in selling our products, overestimate demand for our products, or promote competing products and services more effectively than our products and services, our revenue would decrease and our gross margins could decline due to increased product returns or price protection claims. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com, and through our direct channel, Fitbit.com, as consumers increasingly make purchases online. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, our ability to sell our products and services could be adversely affected and our business may be harmed.

In 2018 and the three months ended March 30, 2019, our five largest retailers and distributors accounted for approximately 42% and 37%%, respectively, of our revenue. Of these retailers and distributors, D&H Distribution Company and Amazon.com each accounted for approximately 10% of our revenue for 2018, and none of the five largest retailers and distributors accounted for over 10% of our revenue for the three months ended March 30, 2019. No other retailers or distributors accounted for 10% or more of our revenue during these periods. The loss of, or reduction in business with, one or more of our large retailers or distributors could have a significant adverse impact on our operating results. For example, Wynit, historically our largest customer at the time, filed for bankruptcy protection in September 2017. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk and impair our ability to sell products.

The electronics retail and sporting goods markets in some countries, including the United States, our largest market, are dominated by a few large retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. This can further concentrate our credit risk to a relatively small number of retailers, and, if any of these retailers experience credit or liquidity issues, it would increase the risk that our receivables from these customers may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our wearable devices, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. These situations also may result in pricing pressure to us. Any reduction in sales by our retailers would adversely affect our revenue, operating results, and financial condition.

Our business is affected by seasonality and if our sales fall below our forecasts, our overall financial conditions and operating results could be adversely affected.

Our revenue and operating results are affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue and operating income, reflecting our historical strength in sales during the holiday season. We generated approximately 38%, 35% and 26% of our full year revenue during the fourth quarters of 2018, 2017 and 2016, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results, as well as our cash flow. We may also experience excess inventory levels or a shortage of products available for sale if we fail to accurately forecast consumer demand for the holiday season. In addition, revenue for our Fitbit Health Solutions channel is affected by seasonal trends associated with the health-care industry. For example, medical benefit plans typically start at the beginning of the calendar year, which may drive sales through the Fitbit Health Solutions channel in our first quarter.

Furthermore, our growth rate in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful, and our results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be significantly impacted by the introduction of new or enhanced products and services, including the costs associated with such introductions.

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

Our failure to comply with U.S. and foreign laws related to privacy, data security, and data protection, such as the European Union’s General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act, or CCPA, could adversely affect our financial condition, operating results, and brand.

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR, which became effective in May 2018, includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California enacted the CCPA, which becomes effective in January 2020. The CCPA will require covered companies to provide California consumers with new disclosures and will expand the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation. The CCPA is subject to proposed amendments and accordingly we cannot yet predict its potential impact on our business or operations. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

Additionally, we rely on various legal mechanisms for transferring certain personal data outside of the European Economic Area, or EEA, including the EU-U.S. Privacy Shield Framework, or Privacy Shield, and EU Standard Contractual Clauses, or SCCs. In November 2016, the U.S. Department of Commerce approved our Privacy Shield self-certification, which is available on the department’s Privacy Shield website. Both the Privacy Shield and the SCCs are the subject of ongoing legal challenges in European courts. If we fail or are perceived to fail to meet the Privacy Shield principles or our obligations under the SCCs, or if any of these legal mechanisms for transferring data from the EEA are invalidated by European courts or otherwise become defunct, European Union data protection authorities or the U.S. Federal Trade Commission, or FTC, could bring enforcement actions seeking to prohibit or suspend our data transfers or alleging unfair or deceptive practices. In such cases, we could be required to make potentially expensive changes to our information technology infrastructure and business operations, and we could face legal liability, fines, negative publicity, and resulting loss of business.

Certain privacy laws and regulations also apply to the collection of personal information from children, including the Children’s Online Privacy Protection Act and GDPR. In the first quarter of 2018, we introduced Fitbit Ace, our first activity tracker designed for kids ages 8 and up and Fitbit family accounts. If these products do not comply with any applicable laws or regulations, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.

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

Certain health-related laws and regulations such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, may also have an impact on our business. For example, we offer HIPAA-compliant capabilities to certain customers of our corporate wellness offerings who are “covered entities” under HIPAA, which may include our execution of HIPAA Business Associate Agreements, or BAAs, with such covered entities. In addition, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information under HIPAA and HITECH. Furthermore, because we accept payment via credit cards, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI DSS. If we are unable to comply with the applicable privacy and security requirements under HIPAA, HITECH, or PCI DSS, or we fail to comply with BAAs that we enter into with covered entities, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.

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

Any material disruption of our information technology systems, or those of third-party partners and data center providers could materially damage user and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.

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

Our failure or inability to protect our intellectual property rights, or claims by others that we are infringing upon or unlawfully using their intellectual property, could diminish the value of our brand and weaken our competitive position, and adversely affect our business, financial condition, operating results, and prospects.

We currently rely on a combination of patent, copyright, trademark, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our intellectual property rights. We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, commercial partners, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. Additionally, the process of obtaining patent or trademark protection is expensive and time-consuming, and we may not be able to file, apply for or prosecute all necessary or desirable patent applications or trademark applications at a reasonable cost or in a timely manner. We have obtained and applied for U.S. and foreign trademark registrations for the “Fitbit” brand and a variety of our product names, and we will continue to evaluate the registration of additional trademarks as appropriate. However, we cannot guarantee that any of our pending trademark or patent applications will be approved by the applicable governmental authorities. Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and our failure or inability to obtain or maintain trade secret protection or otherwise protect our proprietary rights could adversely affect our business.

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Companies and individuals may also be subject to criminal prosecution for trade secret theft under 18 U.S.C. section 1832. As we face increasing competition, the intellectual property rights claims against us and asserted by us have grown and will likely continue to grow. For example, we have been involved in litigation with Jawbone, as well as in a related federal criminal investigation concerning alleged theft of Jawbone’s trade secrets, which is described in Note 6 of the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. In addition, on June 14, 2018, the six former Jawbone employees who were named as individual defendants in the state trade secret case were charged in a federal indictment with being in possession of certain Jawbone trade secrets.

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

We are regularly subject to claims, lawsuits, including potential class actions, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, and other matters. The number and significance of these disputes and inquiries have increased as we have grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity.

The outcome and impact of such claims, lawsuits, government investigations, and proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines, or penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, criminal sanctions, or orders preventing us from offering certain products, or services, requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could harm our business.

We may experience difficulties managing our cloud infrastructure migration.

We recently announced our move to the Google Cloud Platform. Cloud infrastructure migrations are complex, time-consuming, and can involve substantial expenditures. Our cloud service is critical to developing and providing products and services to our customers, scaling our business for future growth, accurately maintaining data, and otherwise operating our business. Any such implementation involves risks inherent in the conversion to a new system, including loss of information; potential disruption to our normal operations; and deficiencies in our design, implementation or maintenance of the system, which could adversely affect our business.

The market for wearable devices is still evolving and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business and operating results would be harmed.

The market for wearable devices, which includes both health and fitness trackers and smartwatches, is still evolving and it is uncertain whether wearable devices will sustain high levels of demand and wide market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt these products and services. Adoption of our products and services depends in part on the increasing prevalence of wearable devices driven by the introduction of new form factors, related software services and other offerings. However, it is not certain whether consumers will respond to these new form factors, software services and other offerings, and if our offerings fail to satisfy consumer preferences, our business may be adversely affected.

Furthermore, some individuals may be reluctant or unwilling to use wearable devices due to concerns regarding data privacy and security. If the wider public does not perceive the benefits of our wearable devices or chooses not to adopt them as a result of concerns regarding privacy or data security or for other reasons, then the market for these products and services may not further develop, may develop more slowly than we expect, may not achieve the growth potential we expect, or the growth may not be sustained, any of which would adversely affect our operating results. The development and growth of this market may not be sustained.

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

See the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” in our Annual Report on Form 10-K for additional information.

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

The manufacturing, labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various U.S. state and federal and foreign agencies, including the U.S. Consumer Product Safety Commission, or CPSC, FTC, the U.S. Food and Drug Administration, or FDA, the Federal Communications Commission, and state attorneys general, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products and services are manufactured, distributed marketed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.

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

Our products are manufactured overseas and imported into the United States, the European Union, and other countries and may be subject to duties, tariffs and anti-dumping penalties imposed by applicable customs authorities. Those duties and tariffs are based on the classification of each of our products and is routinely subject to review by the applicable customs authorities. We are unable to predict whether those authorities will agree with our classifications, and if those authorities do not agree with our classifications, additional duties, tariffs or other trade restrictions may be imposed on the importation of our products. Such actions could result in increases in the cost of our products generally and might adversely affect our sales and profitability.

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

Government regulations outside the United States have, and may continue to, become increasingly stringent and common. In the European Union, for example, the European Union Medical Device Regulation was published in 2017 and, when it enters into full force in 2020, will include significant additional premarket and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions, and criminal sanctions. Future laws and regulations may have a material adverse effect on us.

An economic downturn or economic uncertainty may adversely affect consumer discretionary spending and demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, including economic conditions resulting from recent volatility in European markets, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products and services and consumer demand for our products and services may not grow as we expect. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services may have an adverse effect on our operating results and financial condition.

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

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates; changes in foreign currency exchange rates; changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations; or changes in the valuation of our deferred tax assets and liabilities. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions.

Uncertainties in the interpretation and application of the 2017 Tax Act could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the 2017 Act was signed into law. It includes several key tax provisions that affect us, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of certain deductions, and changes to how the United States imposes income tax on multinational corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

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

As part of our business strategy, we may make investments in other companies, products, or technologies. For example, in 2016, we acquired assets from Coin, Inc., Pebble Industries, Inc., and Vector Watch S.R.L, and in 2018 we acquired Twine Health, Inc. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our Company, the revenue and operating results of the combined company could be adversely affected.

Acquisitions may disrupt our or the acquired company’s ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, operating results, and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business and financial results. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and adversely affect our operating results.

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

We face product liability, product safety and product compliance risks relating to the marketing, sale, use, and performance of our products. The products we sell must be designed and manufactured to be safe for their intended purposes and must comply with applicable certain federal and state laws and regulations. For example, all of our products are subject to the Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the CPSC. The CPSC may take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty.

In March 2014, we voluntarily recalled one of our products, the Fitbit Force, after some users reported experiencing allergic reactions to adhesives in the wristband. These reactions included skin irritation, rashes, and blistering. We have provided and are continuing to provide full refunds to consumers who return the Fitbit Force. The remaining reserve for such refunds was immaterial as of March 30, 2019. In addition, a number of federal and state class action lawsuits were filed asserting personal injury claims relating to the Fitbit Force, all of which have been settled.

The CPSC has conducted investigations into several of our products. Although the CPSC did not find a substantial product hazard, there can be no assurances that investigations will not be conducted in the future or that product hazards or other defects will not be found in the future with respect to our products.

Regulatory investigations and proceedings, product recalls, and litigation have had and may continue to have an adverse impact on our financial condition, operating results, and brand. They may also divert management’s attention from our operations and result in substantial legal fees and costs, regardless of their merit. Furthermore, because of the global nature of our product sales, in the event we experience defects with respect to products sold outside the United States, we could become subject to recalls, regulatory proceedings, and litigation by foreign governmental agencies and private litigants, which could significantly increase the costs of managing any product issues.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs; make some activities more difficult, time-consuming, and costly; and strain our personnel, systems, and resources.

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

As disclosed in Item 4 of this Quarterly Report on Form 10-Q, we did not maintain effective controls over the accuracy of invoicing gross revenue. This represented a material weakness that did not result in the identification of any adjustments to our annual or interim consolidated financial statements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 and December 31, 2018, which was previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Management has identified and implemented changes to our internal control over financial reporting to remediate the control deficiencies that led to this material weakness. However, we cannot provide assurance that remediation efforts will be effective, and the enhanced controls and procedures could require increased management time and attention and resources.

Additionally, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, other additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Our business is subject to the risk of political events, war, terrorism, other business interruptions, earthquakes, fire, power outages, floods, and other catastrophic events.

War, terrorism, geopolitical uncertainties, trade restrictions, public health issues, natural disasters and other business interruptions may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, which could have a material adverse effect on our business, our customers, and the companies with which we do business. For example, the Trump Administration has altered trade terms between China and the United States, including limiting trade with China and/or imposing tariffs on imports from China, and has signaled it may make further changes. These trade terms could have a negative effect on consumer confidence and spending, which could adversely affect our business.

Our business is also vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, human errors, break-ins, and similar events. The third-party systems and operations and contract manufacturers we rely on, such as the data centers we lease, are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, or flood, could have an adverse effect on our business, operating results, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our corporate offices and one of our data center facilities are located in California, a state that experiences earthquakes. In addition, the facilities at which our contract manufacturers manufacture our products are located in parts of Asia that experience typhoons and earthquakes. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our business or that of our suppliers, contract manufacturers, and logistics providers, or to the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California or other locations where we have data centers or store significant inventory of our products. As we rely heavily on our data center facilities, computer and communications systems, and the Internet to conduct our business and provide high-quality customer service, these disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt suppliers’ businesses, which could have an adverse effect on our business, operating results, and financial condition.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, that require us to conduct due diligence on and disclose whether or not our products contain conflict minerals as defined under these provisions. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in June 2015 at a price of $20.00 per share, our stock price has ranged from $4.23 to $51.90 through March 30, 2019. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation, which is described in Note 6 “Commitments and Contingencies” in the notes to our condensed consolidated financial statements. This or any future securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

As of March 30, 2019, there were 254.7 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act, and various vesting agreements, as well as our insider trading policy.

In addition, as of March 30, 2019, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.3 million shares of Class A common stock and 14.4 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of March 30, 2019 that may be settled for 23.5 million shares of Class A common stock and 9,375 shares of Class B common stock. As of March 30, 2019, all of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 30, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change in control of our Company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

None.

Item 6. Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certification of Chief Executive Officer.					X
32.2#	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

# These certifications are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

FITBIT, INC.

Date:	May 3, 2019	/s/ Ronald W. Kisling
Ronald W. Kisling
Chief Financial Officer (Principal Financial and Accounting Officer)