Form 10-Q
period 2019-06-29
FITBIT, INC.
filed 2019-08-02
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission file number: 001-37444
__________________________________________
FITBIT, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware		20-8920744
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

199 Fremont Street,	14th Floor
San Francisco,	California	94105
(Address of principal executive offices)		(Zip Code)
(415) 513-1000
(Registrant’s telephone number, including area code)
____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	FIT	The New York Stock Exchange

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

As of July 24, 2019, there were 227,078,163 shares of the registrant’s Class A common stock outstanding and 31,267,322 shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future revenue, cost of revenue, gross margin, operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our smartwatches and their market acceptance and future potential;

•	our ability to develop and introduce new products and services, including recurring non-device revenue offerings, and improve our existing products and services;

•	our ability to grow and engage our user base;

•	our expectations to derive the substantial majority of our revenue from sales of devices;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	trends in our quarterly operating results and other operating metrics;

•	the impact of tariffs or other restrictions placed on our products imported into the United States from other countries, including China;

•	the impact of changes in tax laws on our operating results;

•	the impact of our adoption of accounting pronouncements;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers, and logistics providers and our limited control over such parties;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	June 29, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$335,229	$473,956
Marketable securities	229,708	249,493
Accounts receivable, net	258,599	414,209
Inventories	161,931	124,871
Income tax receivable	7,365	6,957
Prepaid expenses and other current assets	24,124	42,325
Total current assets	1,016,956	1,311,811
Property and equipment, net	91,718	106,286
Operating lease right-of-use assets	75,528	—
Goodwill	60,979	60,979
Intangible assets, net	19,499	23,620
Deferred tax assets	4,222	4,489
Other assets	9,278	8,362
Total assets	$1,278,180	$1,515,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157,204	$251,657
Accrued liabilities	332,857	437,234
Operating lease liabilities	23,907	—
Deferred revenue	28,076	29,400
Income taxes payable	578	1,092
Total current liabilities	542,622	719,383
Long-term deferred revenue	5,285	7,436
Long-term operating lease liabilities	75,309	—
Other liabilities	29,420	52,790
Total liabilities	652,636	779,609
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	25	25
Additional paid-in capital	1,092,306	1,055,046
Accumulated other comprehensive income (loss)	263	(66)
Accumulated deficit	(467,050)	(319,067)
Total stockholders’ equity	625,544	735,938
Total liabilities and stockholders’ equity	$1,278,180	$1,515,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	$313,556	$299,344	$585,446	$547,209
Cost of revenue	205,342	180,329	387,779	314,071
Gross profit	108,214	119,015	197,667	233,138
Operating expenses:
Research and development	70,919	87,047	147,958	176,383
Sales and marketing	83,060	100,845	151,676	172,897
General and administrative	24,865	30,211	51,557	66,299
Total operating expenses	178,844	218,103	351,191	415,579
Operating loss	(70,630)	(99,088)	(153,524)	(182,441)
Interest income, net	2,622	2,177	6,088	3,527
Other income, net	461	2,258	1,734	2,775
Loss before income taxes	(67,547)	(94,653)	(145,702)	(176,139)
Income tax expense	971	23,615	2,281	23,006
Net loss	$(68,518)	$(118,268)	$(147,983)	$(199,145)
Net loss per share:
Basic	$(0.27)	$(0.49)	$(0.58)	$(0.83)
Diluted	$(0.27)	$(0.49)	$(0.58)	$(0.83)
Shares used to compute net loss per share:
Basic	256,160	242,898	254,659	241,227
Diluted	256,160	242,898	254,659	241,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net loss	$(68,518)	$(118,268)	$(147,983)	$(199,145)
Other comprehensive loss:
Cash flow hedges:
Change in unrealized gain on cash flow hedges, net of tax (expense) of $0, ($666) and $0 and ($666), respectively	—	5,248	—	5,912
Less: reclassification for realized net gains included in net loss, net of tax expense of $0, $130, $0 and $130, respectively	—	(1,028)	—	(1,028)
Net change, net of tax	—	4,220	—	4,884

Available-for-sale investments:
Change in unrealized gain (loss) on investments	167	118	329	(208)
Less reclassification for realized net gain included in net loss	—	12	—	12
Net change, net of tax	167	130	329	(196)

Comprehensive loss	$(68,351)	$(113,918)	$(147,654)	$(194,457)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Three Months Ended June 29, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at March 30, 2019	254,744,029	$25	$1,070,224	$96	$(398,532)	$671,813
Issuance of common stock	3,395,423	—	5,881	—	—	5,881
Stock-based compensation expense	—	—	20,424	—	—	20,424
Taxes related to net share settlement of restricted stock units	—	—	(4,223)	—	—	(4,223)
Net loss	—	—	—	—	(68,518)	(68,518)
Other comprehensive income	—	—	—	167	—	167
Balance at June 29, 2019	258,139,452	$25	$1,092,306	$263	$(467,050)	$625,544

	Three Months Ended June 30, 2018
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at March 31, 2018	240,989,613	$24	$976,022	$329	$(214,116)	$762,259
Issuance of common stock	4,052,113	1	9,750	—	—	9,751
Stock-based compensation expense	—	—	25,681	—	—	25,681
Taxes related to net share settlement of restricted stock units	—	—	(4,814)	—	—	(4,814)
Net loss	—	—	—	—	(118,268)	(118,268)
Other comprehensive income	—	—	—	4,350	—	4,350
Balance at June 30, 2018	245,041,726	$25	$1,006,639	$4,679	$(332,384)	$678,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share amounts)
(unaudited)

	Six Months Ended June 29, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2018	252,362,841	$25	$1,055,046	$(66)	$(319,067)	$735,938
Issuance of common stock	5,776,611	—	6,812	—	—	6,812
Stock-based compensation expense	—	—	41,093	—	—	41,093
Taxes related to net share settlement of restricted stock units	—	—	(10,645)	—	—	(10,645)
Net loss	—	—	—	—	(147,983)	(147,983)
Other comprehensive income	—	—	—	329	—	329
Balance at June 29, 2019	258,139,452	$25	$1,092,306	$263	$(467,050)	$625,544

	Six Months Ended June 30, 2018
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2017	238,756,522	$24	$956,060	$(9)	$(132,112)	$823,963
Issuance of common stock	6,285,204	1	10,737	—	—	10,738
Stock-based compensation expense	—	—	49,829	—	—	49,829
Taxes related to net share settlement of restricted stock units	—	—	(9,987)	—	—	(9,987)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU 2014-09	—	—	—	—	(1,127)	(1,127)
Net loss	—	—	—	—	(199,145)	(199,145)
Other comprehensive income	—	—	—	4,688	—	4,688
Balance at June 30, 2018	245,041,726	$25	$1,006,639	$4,679	$(332,384)	$678,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018

Cash Flows from Operating Activities
Net loss	$(147,983)	$(199,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	48	—
Provision for inventory obsolescence	4,122	8,014
Depreciation	30,106	23,572
Non-cash lease expense	11,615	—
Write-off of property and equipment	170	7,485
Amortization of intangible assets	4,121	3,805
Stock-based compensation	41,091	49,498
Deferred income taxes	134	(1,299)
Other	162	(419)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	155,561	164,195
Inventories	(41,183)	(24,217)
Prepaid expenses and other assets	14,007	37,624
Fitbit Force recall reserve	136	(291)
Accounts payable	(100,517)	(64,184)
Accrued liabilities and other liabilities	(98,100)	(74,033)
Lease liabilities	(13,577)	—
Deferred revenue	(3,475)	(9,623)
Income taxes payable	(514)	21,801
Net cash used in operating activities	(144,076)	(57,217)
Cash Flows from Investing Activities
Purchase of property and equipment	(10,827)	(28,524)
Purchases of marketable securities	(220,495)	(224,812)
Sales of marketable securities	2,016	73,770
Maturities of marketable securities	239,429	236,575
Acquisition, net of cash acquired	—	(13,646)
Net cash provided by investing activities	10,123	43,363
Cash Flows from Financing Activities
Repayment of debt	—	(747)
Payment of financing lease liability	(937)	—
Proceeds from issuance of common stock	6,812	10,738
Taxes paid related to net share settlement of restricted stock units	(10,649)	(9,987)
Net cash provided by (used in) financing activities	(4,774)	4
Net decrease in cash and cash equivalents	(138,727)	(13,850)
Cash and cash equivalents at beginning of period	473,956	341,966
Cash and cash equivalents at end of period	$335,229	$328,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the six months ended June 29, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 91 days in each of the three months ended June 29, 2019 and June 30, 2018, respectively.

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

Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K, except for the policies in relation to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), discussed below in the section titled “Accounting Pronouncements Recently Adopted.”

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

During the six months ended June 30, 2018, the Company released $12.4 million in product return and rebate reserves related to Wynit, as it believed the possibility of future claims associated with these reserves was remote. This reserve release resulted in a $12.4 million increase in revenue during the six months ended June 30, 2018.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available for sale debt securities. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2016-13 and ASU 2019-05 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and corrects guidance related to Topic 326, Topic 815, and Topic 825. The applicable provisions of this ASU will become effective for the Company on January 1, 2020. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Accounting Pronouncements Recently Adopted

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases and subsequent amendments to the initial guidance; ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, “Topic 842”). Topic 842 requires lessees to recognize ROU assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. The Company adopted the standard effective January 1, 2019 using a modified retrospective approach. Prior periods were not retrospectively adjusted. The cumulative effect upon adoption on the opening accumulated deficit balance was zero. The Company elected the available practical expedients, which allowed for carryforward of historical assessments of whether contracts contain or are leases, historical lease classification, and remaining lease terms.

The standard had a material impact on the Company’s condensed consolidated balance sheets but did not have an impact on its condensed consolidated statements of operations. The most significant impact was the recognition of ROU assets and short-term and long-term lease liabilities for operating leases. The balances of operating lease ROU assets, operating lease liabilities, and long-term operating lease liabilities as of June 29, 2019 were $75.5 million, $23.9 million, and $75.3 million, respectively. The impact to other financial statement line items was immaterial. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in the Company’s consolidated statement of cash flows. Refer to Note 5 for further information on leases.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 29, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$123,291	$—	$—	$123,291
U.S. government agencies	—	94,766	—	94,766
Corporate debt securities	—	250,837	—	250,837
Derivative assets	—	19	—	19
Total	$123,291	$345,622	$—	$468,913
Liabilities:
Derivative liabilities	$—	$928	$—	$928
Total	$—	$928	$—	$928

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$273,546	$—	$—	$273,546
U.S. government agencies	—	72,840	—	72,840
Corporate debt securities	—	228,953	—	228,953
Derivative assets	—	623	—	623
Total	$273,546	$302,416	$—	$575,962
Liabilities:
Derivative liabilities	$—	$549	$—	$549
Stock warrant liability	—	—	410	410
Total	$—	$549	$410	$959

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

There were no Level 3 assets as of June 29, 2019 and December 31, 2018. There were no Level 3 liabilities as of June 29, 2019 and there were Level 3 liabilities as of December 31, 2018. There were no transfers between fair value measurement levels during the three and six months ended June 29, 2019 and June 30, 2018.

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

The following table sets forth cash, cash equivalents and marketable securities as of June 29, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$96,043	$—	$—	$96,043	$96,043	$—
Money market funds	123,291	—	—	123,291	123,291	—
U.S. government agencies	94,682	85	(1)	94,766	25,882	68,884
Corporate debt securities	250,723	129	(15)	250,837	90,013	160,824
Total	$564,739	$214	$(16)	$564,937	$335,229	$229,708

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$148,110	$—	$—	$148,110	$148,110	$—
Money market funds	273,546	—	—	273,546	273,546	—
U.S. government agencies	72,884	1	(45)	72,840	9,738	63,102
Corporate debt securities	229,040	—	(87)	228,953	42,562	186,391
Total	$723,580	$1	$(132)	$723,449	$473,956	$249,493

The gross unrealized gains or losses on marketable securities as of June 29, 2019 and December 31, 2018 were not material. There were no available-for-sale investments as of June 29, 2019 and December 31, 2018 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	June 29, 2019	December 31, 2018

Due in one year	$209,478	$249,493
Due in one to two years	20,230	—
Total	$229,708	$249,493

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

The Company had no outstanding contracts that were designated as cash flow hedges for forecasted revenue as of June 29, 2019 and December 31, 2018, respectively.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The Company had outstanding balance sheet hedges with a total notional amount of $69.0 million and $101.4 million as of June 29, 2019 and December 31, 2018, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		June 29, 2019		December 31, 2018
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Hedges not designated	Prepaid expenses and other current assets	$19	$—	$623	$—
Hedges not designated	Accrued liabilities	—	928	—	549
Total fair value of derivative instruments		$19	$928	$623	$549

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI – effective portion		$—	$5,914	$—	$6,578
Gain (loss) reclassified from OCI into income – effective portion	Revenue	—	1,157	—	1,157

Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income, net	$(115)	$4,793	$(474)	$2,299

As of June 29, 2019, there were no net derivative gains related to the Company’s cash flow hedges to be reclassified from OCI into revenue within the next 12 months.

Effect of Derivative Contracts on Condensed Consolidated Statements of Operations

The following table provides the location in the condensed consolidated statements of operations and amount of the recognized gains or losses to the Company’s derivative instruments designated as hedging instruments (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in revenue	$313,556	$299,344	$585,446	$547,209
Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in operating expenses	178,844	218,103	351,191	415,579
Gains (losses) on foreign exchange contracts designated as cash flow hedges reclassified from OCI into revenue	—	1,157	—	1,157

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

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of June 29, 2019 and December 31, 2018 (in thousands):

	June 29, 2019
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$19	$—	$19	$19	$—	$—
Foreign exchange contracts liabilities	928	—	928	19	—	909

	December 31, 2018
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$623	$—	$623	$549	$—	$74
Foreign exchange contracts liabilities	549	—	549	549	—	—

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

Changes in the total short-term and long-term deferred revenue balances were as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019

Beginning balances	$34,578	$36,836
Deferral of revenue	9,151	16,810
Recognition of deferred revenue	(10,368)	(20,285)
Ending balances	$33,361	$33,361

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Beginning balances	$75,998	$82,612	$104,001	$109,872
Increases (1)	45,866	36,929	77,125	63,001
Returns taken	(46,820)	(44,545)	(106,082)	(97,877)
Ending balances	$75,044	$74,996	$75,044	$74,996

(1)	Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	June 29, 2019	December 31, 2018

Components	$11,515	$8,866
Finished goods	150,416	116,005
Total inventories	$161,931	$124,871

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 29, 2019	December 31, 2018

Prepaid expenses	$9,427	$18,100
Point-of-purchase (“POP”) displays, net	3,201	5,143
Prepaid marketing	2,207	3,258
Derivative asset	19	623
Other	9,270	15,201
Total prepaid expenses and other current assets	$24,124	$42,325

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 29, 2019	December 31, 2018

Tooling and manufacturing equipment	$92,440	$80,685
Furniture and office equipment	20,049	22,738
Purchased and internally-developed software	24,538	21,741
Leasehold improvements	59,428	67,715
Total property and equipment	196,455	192,879
Less: Accumulated depreciation and amortization	(104,737)	(86,593)
Property and equipment, net	$91,718	$106,286

Total depreciation and amortization expense related to property and equipment, net was $16.7 million and $13.1 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $30.1 million and $23.6 million for the six months ended June 29, 2019 and June 30, 2018, respectively.

Goodwill and Intangible Assets

The carrying amount of goodwill was $61.0 million as of June 29, 2019 and December 31, 2018.

The carrying amounts of the intangible assets as of June 29, 2019 and December 31, 2018 were as follows (in thousands, except useful life):

	June 29, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$35,988	$(19,718)	$16,270	$35,988	$(15,983)	$20,005
Customer relationships	3,790	(721)	3,069	3,790	(451)	3,339
Trademarks and other	1,278	(1,118)	160	1,278	(1,002)	276
Total intangible assets, net	$41,056	$(21,557)	$19,499	$41,056	$(17,436)	$23,620

Total amortization expense related to intangible assets was $2.0 million and $2.1 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $4.1 million and $3.8 million for the six months ended June 29, 2019 and June 30, 2018, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after June 29, 2019 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2019	$2,928	$414	$3,342
2020	5,854	643	6,497
2021	5,854	597	6,451
2022	1,180	597	1,777
2023	—	597	597
Thereafter	—	835	835
Total finite-lived intangible assets, net	$15,816	$3,683	$19,499

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	June 29, 2019	December 31, 2018

Accrued sales incentives	$85,762	$126,400
Accrued revenue reserve from returns	75,044	104,001
Product warranty	45,260	45,605
Accrued co-op advertising and marketing development funds	26,434	30,435
Accrued manufacturing expense and freight	27,651	21,357
Accrued sales and marketing	16,106	18,171
Employee-related liabilities	14,582	33,916
Sales taxes and VAT payable	13,376	20,121
Accrued research and development	12,474	8,783
Accrued legal settlements and fees	3,608	2,821
Inventory received but not billed	545	6,373
Finance lease liabilities	1,762	—
Derivative liabilities	928	549
Other	9,325	18,702
Accrued liabilities	$332,857	$437,234

Product warranty reserve activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Beginning balances	$48,034	$71,975	$45,605	$87,882
Charged to cost of revenue	8,990	(8,486)	17,228	(10,967)
Changes related to pre-existing warranties	(2,074)	(4,469)	2,673	(7,872)
Settlement of claims	(9,690)	(8,552)	(20,246)	(18,575)
Ending balances	$45,260	$50,468	$45,260	$50,468

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total

Balance at December 31, 2018	$66	$—	$(132)	$(66)
Other comprehensive income before reclassifications	—	—	329	329
Other comprehensive income	—	—	329	329
Balance at June 29, 2019	$66	$—	$197	$263

5.    Leases

The Company leases its principal facilities located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2019 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company’s leases are primarily accounted for as operating leases. Operating lease ROU assets and short-term and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities. In June 2019, the lessors of certain of the Company’s San Francisco offices exercised their right to recapture a portion

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

of the office space, which resulted in a reduction of ROU assets of $18.0 million and a reduction of lease liabilities of $22.5 million for a net benefit to operating lease costs of $4.3 million. In addition, the Company accelerated depreciation of leasehold improvements related to the recaptured office space of $5.2 million. The Company has no leases that have not yet commenced as of June 29, 2019.

Total lease cost consists of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019

Finance lease costs:
Amortization of ROU assets	$1,078	$1,651
Interest on lease liabilities	—	—
Operating lease costs(1)	3,410	10,984
Variable lease costs	1,330	2,645
Sublease income	(1,665)	(3,631)
Total lease costs	$4,153	$11,649
(1) includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$340	$937
Operating cash flows from finance leases	—	—
Operating cash flows from operating leases	8,526	14,038

ROU assets obtained in exchange for lease obligations:
Finance lease liabilities	$—	—
Operating lease liabilities	—	$288

Supplemental balance sheet information related to leases was as follows (in thousands):

June 29, 2019

Finance leases:
Other assets	$1,048

Accrued liabilities	$1,762

Operating leases:
Operating lease ROU assets	$75,528

Operating lease liabilities	$23,907
Long-term operating lease liabilities	75,309
Total operating lease liabilities	$99,216

Weighted-average lease terms and discount rates are as follows:

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

June 29, 2019

Weighted-average remaining lease terms (in years):
Finance leases	0.5
Operating leases	4.7

Weighted-average discount rates:
Finance leases	—%
Operating leases	5.5%

Maturities of lease liabilities as of June 29, 2019 were as follow (in thousands):

	Finance Leases	Operating Leases
Remaining 2019	$1,762	$15,544
2020	—	23,876
2021	—	22,470
2022	—	21,941
2023	—	20,149
Thereafter	—	7,022
Total minimum lease payments	$1,762	$111,002
Less: amount representing interest	—	(11,786)
Total lease liabilities	$1,762	$99,216

6.    Commitments and Contingencies

Purchase Commitments

The aggregate amount of open purchase orders as of June 29, 2019 was approximately $584.6 million, of which $185.0 million related to the Company’s migration to a third-party hosting provider and $8.3 million was accrued for as of June 29, 2019. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduces forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of June 29, 2019, $19.1 million was accrued for such liabilities to contract manufacturers.

Letters of Credit

As of June 29, 2019 and December 31, 2018, the Company had outstanding letters of credit of $36.6 million issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

On August 12, 2016, the Company was notified by Jawbone that Jawbone had received a confidential subpoena from the U.S. Attorney’s Office for the Northern District of California requesting certain of the Company’s confidential business information that appeared to be related to Jawbone’s allegations of trade secret misappropriation. On February 17, 2017 and February 1, 2018, the Company received subpoenas for documents from the same office. The Company is cooperating with the U.S. Attorney’s Office. On June 14, 2018, the six former Jawbone employees who were named as individual defendants in the state trade secret case were charged in a federal indictment with being in possession of certain Jawbone trade secrets.
Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs sought class certification, restitution, unspecified compensatory and punitive damages, and reasonable costs and expenses including attorneys’ fees. On January 31, 2017, plaintiffs filed a motion for class certification. Plaintiffs’ motion for class certification was granted on November 20, 2017. On April 20, 2017, the Company filed a motion for summary judgment, which the court denied on December 8, 2017. The parties subsequently agreed to a settlement, and on August 1, 2018, the plaintiffs filed a motion for preliminary approval of the class action settlement. At the hearing on September 13, 2018, the court denied preliminary settlement approval without prejudice and ordered revised settlement papers be filed. On November 29, 2018, the court granted preliminary settlement approval and the final approval hearing is scheduled for August 1, 2019.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of California alleging that the PurePulse® heart rate tracking technology does not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims, as well as violations of various states’ false advertising, unfair competition, and consumer protection statutes, and seek class certification, injunctive and declaratory relief, restitution, unspecified compensatory damages, exemplary damages, punitive damages, statutory penalties and damages, and reasonable costs and expenses including attorneys’ fees. On April 15, 2016, the plaintiffs filed a consolidated master class action complaint, and on May 19, 2016, they filed an amended consolidated master class action complaint. On January 9, 2017, the Company filed a motion to compel arbitration. On October 11, 2017, the court granted the motion to compel arbitration. Plaintiffs filed a motion for reconsideration, and that motion was denied on January 24, 2018.
On February 20, 2018, a second amended consolidated master class action complaint was filed on behalf of plaintiff Rob Dunn, the only plaintiff not ordered to arbitration, as a purported class action. The complaint alleges the same common law claims as the prior class actions, as well as violations of false advertising, unfair competition, and consumer protection statutes of California and Arizona. The complaint seeks class certification, injunctive and declaratory relief, restitution, unspecified compensatory damages, exemplary damages, punitive damages, statutory penalties and damages, and reasonable costs and expenses including attorneys’ fees. On March 13, 2018, the Company filed a motion to dismiss for failure to state a claim and separately moved to strike the class allegations. The court dismissed the claims for revocation of acceptance, violation of California’s Song-Beverly Consumer Warranty Act, and unjust enrichment, but allowed the remaining claims pending amendment to the complaint with further details. Plaintiff filed a third amended complaint on June 19, 2018. The court granted the Company’s motion to strike and ordered the plaintiff to amend to make clear that he is seeking to represent a class of opt-outs only, but added that plaintiff may amend in the event the Company’s arbitration agreement is found to be unenforceable.

On April 3, 2018, the Company received an arbitration demand from Kate McLellan, one of the original plaintiffs who was compelled to arbitration.

On July 19, 2019, the parties entered into a settlement of the lawsuit and the arbitration on confidential terms, which are not material to the Company.

Securities Litigation I. In 2016, a putative class action was filed in federal court against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering alleging violations of the federal securities laws based on alleged materially false and misleading statements about the Company’s PurePulse® heart rate tracking technology. A second putative class action was filed in California state court involving the same statements. The parties agreed to settle the federal and state class actions for $33.3 million, which the Company accrued for as of December 31, 2017. Following court approval of the settlement, the federal and state class action cases were dismissed with prejudice in May 2018.

During 2016 and 2017, a total of seven derivative lawsuits were filed in various federal courts and in the Delaware Court of Chancery naming the Company as nominal plaintiff and certain of the Company’s officers and directors as defendants. The federal cases are all stayed. The three cases filed in the Delaware Court of Chancery were consolidated and a second amended complaint was filed in which plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the Company’s initial public offering and/or a secondary offering. On April 26, 2017, the Company filed a motion to dismiss the

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Delaware cases for failure to state a claim. On December 14, 2018, the court denied the motion to dismiss. The Company filed a motion for interlocutory appeal, which was denied on January 14, 2019. The Company then filed a Notice of Appeal in the Delaware Supreme Court, which was denied on January 30, 2019.
The Company believes that the allegations in the derivative lawsuits are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.
Securities Litigation II. On November 1, 2018, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint alleges violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) arising out of alleged materially false and misleading statements about the Company’s guidance for the fourth quarter of 2016 and full fiscal year 2016 that was provided during the third and fourth quarters of 2016. On November 15, 2018, a second putative securities class action was filed in the same court alleging similar claims against the same defendants. On April 25, 2019, the two actions were consolidated, and a consolidated amended class action complaint was filed on June 24, 2019. The consolidated complaint also alleges violations of Sections 10(b) and 20 of the Exchange Act against the Company and certain officers relating to the Company’s 2016 guidance, on behalf of a putative class of stockholders who purchased Fitbit stock from August 2, 2016 through January 30, 2017. Plaintiffs seek class certification, unspecified compensatory damages, and reasonable costs and expenses including attorneys’ fees.
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

7.    Stockholders’ Equity

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan upon the effectiveness of the 2015 Plan. However, any outstanding stock options and restricted stock units (“RSUs”) granted under the 2007 Plan remain subject to the terms of the 2007 Plan. As of June 29, 2019, 25.9 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
Balance—December 31, 2018	16,263	$3.00
Granted	—	—
Exercised	(658)	$1.55
Forfeited or canceled	(11)	$6.16
Balance—June 29, 2019	15,594	$3.06	$28,482

Stock options vested and expected to vest—June 29, 2019	15,594	$3.06	$28,482
Stock options exercisable—June 29, 2019	15,255	$2.96	$28,479

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of June 29, 2019 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $4.40 as of June 29, 2019.

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2018	18,376	$6.69
Granted	10,919	$5.77
Vested	(5,739)	$7.36
Forfeited or canceled	(2,844)	$6.55
Unvested balance—June 29, 2019	20,712	$6.04

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

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of revenue	$1,521	$2,032	$2,951	$3,130
Research and development	11,892	15,090	23,880	29,761
Sales and marketing	3,175	3,911	6,313	7,358
General and administrative	3,959	4,824	7,947	9,249
Total stock-based compensation expense	$20,547	$25,857	$41,091	$49,498

As of June 29, 2019, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $115.0 million, which the Company expects to recognize over an estimated weighted average period of 2.0 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three and six months ended June 29, 2019, the Company recorded an expense for income taxes of $1.0 million and $2.3 million, respectively, for an effective tax rate of (1.4)% and (1.5)%, respectively. The effective tax rate for the six months ended June 29, 2019 was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. and certain of its foreign deferred tax assets, the mix of income/losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

For the three and six months ended June 30, 2018, the Company recorded a benefit for income taxes of $23.6 million and $23.0 million, for an effective tax rate of (24.9)% and (13.1)%, respectively. The effective tax rate for the six months ended June 30, 2018 was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. deferred tax assets, the mix of income and losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), was signed into law and includes several key tax provisions that affect the Company, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of the carryback of net operating losses generated after December 31, 2017, and changes to how the United States imposes income tax on multinational corporations, among others.

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

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. Since the Ninth Circuit ruling is potentially subject to further judicial review, the Company will continue to monitor developments and potential impacts to our consolidated financial statements.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes,” which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of June 29, 2019, the Company maintains a valuation allowance against all its U.S. deferred tax assets and against certain of its foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

As of June 29, 2019, the total amount of gross unrecognized tax benefits was $55.7 million, of which $25.4 million would affect the effective tax rate if recognized. The Company did not have any tax positions as of June 29, 2019 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

9.    Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net loss	$(68,518)	$(118,268)	$(147,983)	$(199,145)

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	256,160	242,898	254,659	241,227
Effect of dilutive securities	—	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	256,160	242,898	254,659	241,227
Net loss per share:
Basic	$(0.27)	$(0.49)	$(0.58)	$(0.83)
Diluted	$(0.27)	$(0.49)	$(0.58)	$(0.83)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Stock options to purchase common stock	15,594	12,201	15,684	12,203
RSUs	20,712	8,035	22,357	8,865
Warrant	230	—	230	—
Diluted impact of ESPP	1,354	189	1,321	170
Total	37,890	20,425	39,592	21,238

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors that accounted for equal to or greater than 10% of total revenue for the three months ended June 29, 2019 and June 30, 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
C	11%	11%	*	*
B	*	*	*	10%
* Represents less than 10%.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at June 29, 2019 and December 31, 2018 were as follows:

	June 29, 2019	December 31, 2018
C	13%	12%
B	11	16
D	11	10
E	*	11
F	*	10

* Represents less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$180,862	$182,451	$315,953	$321,947
Americas excluding United States	19,178	15,838	34,505	31,938
Europe, Middle East, and Africa	87,563	65,969	174,661	130,507
APAC	25,953	35,086	60,327	62,817
Total	$313,556	$299,344	$585,446	$547,209

As of June 29, 2019 and December 31, 2018, long-lived assets, which represent property and equipment, located outside the United States were $32.9 million and $36.9 million, respectively.

11.   Acquisitions

2018 Acquisition

In February 2018, the Company completed a purchase of Twine Health, Inc., a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $16.7 million, of which $5.4 million was allocated to developed technology intangible assets, $3.8 million to customer relationships intangible asset, $9.9 million to goodwill, $1.7 million to deferred tax liabilities, $0.2 million to deferred revenue, and $0.6 million to net assumed liabilities. Approximately $2.6 million of the consideration payable to Twine Health, Inc. was held as partial security for certain indemnification obligations and will be held back for payment until August 2019. The acquisition is expected to extend the Company’s reach into healthcare and lay the foundation to expand its offerings to health plans, health systems and self-insured employers, while creating opportunities to increase subscription-based revenue. The amortization periods of the acquired developed technology and customer relationships are approximately four years and seven years, respectively. Goodwill is not deductible for tax purposes.

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

Overview

Today, most of our revenue comes from the sale of wearable devices, including both trackers and smartwatches. Our products are available in 87 countries worldwide through a variety of channels, including approximately 39,000 retail stores, retailer websites, Fitbit.com and through Fitbit Health Solutions.

In the first half of 2019, we continued to focus on providing more choice and accessibility to consumers in wearables to drive the acquisition of users. During the first quarter of 2019, we introduced Fitbit Versa Lite Edition, an affordable everyday smartwatch, Fitbit Inspire HR, our most affordable heart rate tracking device, Fitbit Inspire, our even lower-cost tracker, and Fitbit Ace 2, our new tracker for children ages 6 and older.

Smartwatch revenue decreased to 38% of revenue in the three months ended June 29, 2019, from 54% in the three months ended June 30, 2018. The decrease in smartwatch revenue was partly driven by weaker than expected sales of Fitbit Versa Lite Edition that we attribute to our initial go-to-market pricing and promotional strategies.

With the introduction of lower priced devices, average selling price decreased overall in the three and six months ended June 29, 2019 compared to the same periods in 2018. The decrease in average selling price negatively impacted our gross margin.

Acquiring customers through the sale of a device increases the size of our community of users and also increases the potential for future demand for devices and other monetization opportunities, such as software services or coaching revenue. While software revenue was immaterial in the first half of 2019, we believe a growing community of active users provides us an opportunity to introduce or further develop software services for our community in the future.

In addition, we continue to focus on growing our Fitbit Health Solutions channel, which delivers health and wellness solutions for employers, health plans and health systems and provides an opportunity to drive demand for our devices and software services. In the fall of 2018, we launched Fitbit Care, a connected health platform that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment. Revenue from the Fitbit Health Solutions channel was approximately 7% of total revenue in the second quarter of 2019.

The following are financial highlights for the three and six months ended June 29, 2019 and June 30, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue	$313,556	$299,344	$585,446	$547,209
Net loss	$(68,518)	$(118,268)	$(147,983)	$(199,145)
Adjusted EBITDA	$(30,830)	$(55,800)	$(74,016)	$(102,026)
Devices sold	3,529	2,684	6,459	4,834

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

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement. A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device. In the three and six months ended June 29, 2019, 41% and 40%, respectively, of Activations came from Repeat Users, with Re-Activated Users representing 53% of those Repeat Users in each period. The number of Activations from Repeat Users and the number of Re-Activated Users for any period is measured promptly after the measurement period and is not updated.

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

The following table presents a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net loss	$(68,518)	$(118,268)	$(147,983)	$(199,145)
Stock-based compensation expense	20,547	25,857	41,091	49,498
Litigation expense	—	—	—	765
Restructuring	—	—	2,458	—
Depreciation and intangible assets amortization	18,792	15,173	34,225	27,377
Interest income, net	(2,622)	(2,177)	(6,088)	(3,527)
Income tax expense	971	23,615	2,281	23,006
Adjusted EBITDA	$(30,830)	$(55,800)	$(74,016)	$(102,026)

Non-GAAP free cash flow

We define non-GAAP free cash flow as net cash provided by (used in) operating activities and adjusted for purchase of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

The following table presents a reconciliation of net cash used in operating activities to non-GAAP free cash flow (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Net cash used in operating activities	$(144,076)	$(57,217)
Purchase of property and equipment	(10,827)	(28,524)
Non-GAAP free cash flow	$(154,903)	$(85,741)
Net cash provided by investing activities	$10,123	$43,363
Net cash provided by (used in) financing activities	$(4,774)	$4

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

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. Since the Ninth Circuit ruling is potentially subject to further judicial review, we will continue to monitor developments and potential impacts to our consolidated financial statements.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act, or 2017 Tax Act was signed into law and includes several key tax provisions that affected us, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of certain deductions, and changes to how the United States imposes income tax on multinational corporations, among others. We are required to recognize the effect of tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities, as well as re-assessing the net realizability of our deferred tax assets. As of December 31, 2018, we had determined all provisional amounts related to the 2017 Tax Act. Finalizing provisional adjustments related to the 2017 Tax Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2018.

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages). The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Consolidated Statements of Operations Data:
Revenue	$313,556	$299,344	$585,446	$547,209
Cost of revenue(1)	205,342	180,329	387,779	314,071
Gross profit	108,214	119,015	197,667	233,138
Operating expenses:
Research and development(1)	70,919	87,047	147,958	176,383
Sales and marketing(1)	83,060	100,845	151,676	172,897
General and administrative(1)	24,865	30,211	51,557	66,299
Total operating expenses	178,844	218,103	351,191	415,579
Operating loss	(70,630)	(99,088)	(153,524)	(182,441)
Interest income, net	2,622	2,177	6,088	3,527
Other income, net	461	2,258	1,734	2,775
Loss before income taxes	(67,547)	(94,653)	(145,702)	(176,139)
Income tax expense	971	23,615	2,281	23,006
Net loss	$(68,518)	$(118,268)	$(147,983)	$(199,145)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock-Based Compensation Expense:
Cost of revenue	$1,521	$2,032	$2,951	$3,130
Research and development	11,892	15,090	23,880	29,761
Sales and marketing	3,175	3,911	6,313	7,358
General and administrative	3,959	4,824	7,947	9,249
Total stock-based compensation expense	$20,547	$25,857	$41,091	$49,498

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	65	60	66	57
Gross profit	35	40	34	43
Operating expenses:
Research and development	23	29	25	32
Sales and marketing	26	34	26	32
General and administrative	8	10	9	12
Total operating expenses	57	73	60	76
Operating loss	(23)	(33)	(26)	(33)
Interest income, net	1	—	1	1
Other income, net	—	1	—	1
Loss before income taxes	(22)	(32)	(25)	(31)
Income tax expense	—	8	—	5
Net loss	(22)%	(40)%	(25)%	(36)%

Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 29, 2019	June 30, 2018	$	%	June 29, 2019	June 30, 2018	$	%
Revenue	$313,556	$299,344	$14,212	5%	$585,446	$547,209	$38,237	7%

Revenue increased $14.2 million, or 5%, from $299.3 million for the three months ended June 30, 2018 to $313.6 million for the three months ended June 29, 2019. The increase was driven by higher demand for our trackers, which increased to 59% of our revenue in the three months ended June 29, 2019 compared to 41% in the same period in 2018, while demand for our smartwatches decreased to 38% of our revenue in the three months ended June 29, 2019, compared to 54% of our revenue in the same period in 2018. Total number of devices sold increased by 31%, from 2.7 million devices sold in the three months ended June 30, 2018 to 3.5 million devices sold in the three months ended June 29, 2019. The average selling price of our devices decreased by 19%, from $106 for the three months ended June 30, 2018 to $86 for the three months ended June 29, 2019, primarily due to sales of our recently introduced devices at lower price points. The decrease in average selling price was also driven by an increase in rebates and promotions to retailers and distributors, primarily for the Fitbit Versa family. Revenue from new product introductions, or NPI, defined as new products shipped in the past 12 months, increased by 22% to $213.2 million, or 68% of revenue, in the three months ended June 29, 2019 compared to the same period in 2018. NPI revenue for the three months ended June 29, 2019 was from Fitbit Ace 2, our newest tracker, Fitbit Versa Lite Edition, Fitbit Charge 3, Fitbit Inspire HR and Fitbit Inspire. Revenue from our direct channel, Fitbit.com, decreased 25% to $32.5 million, or 10% of revenue, in the three months ended June 29, 2019 compared to $43.4 million or 14% of revenue in the same period in 2018.

Revenue increased $38.2 million, or 7%, from $547.2 million for the six months ended June 30, 2018 to $585.4 million for the six months ended June 29, 2019. The increase was driven by higher demand for our trackers offset in part by decreased demand for our smartwatches, which decreased to 40% of our revenue in the six months ended June 29, 2019, compared to 43% in the same period in 2018. Total number of devices sold increased by 34%, from 4.8 million in the six months ended June 30, 2018 to 6.5 million in the six months ended June 29, 2019. The average selling price of our devices decreased by 19%, from $109 for the six months ended June 30, 2018 to $88 for the six months ended June 29, 2019, primarily due to sales of our recently-introduced devices at lower price points. The decrease in average selling price was also driven by an increase in rebates and promotions to retailers and distributors, primarily for the Fitbit Versa Family. During the six months ended June 30, 2018, we also benefited from $12.4 million in revenue from the release of outstanding product return and rebate reserves related to Wynit Distribution, LLC, or Wynit, a distributor who filed for bankruptcy protection in September 2017, as we believe the possibility of future claims associated with these reserves is remote. NPI revenue increased by 49% to $385.9 million, or 66% of revenue, in the six months ended June 29, 2019, compared to the same period in 2018. NPI revenue for the six months ended June 30, 2019 included Fitbit Ace 2, Fitbit

Versa Lite Edition, Fitbit Charge 3, Fitbit Inspire HR and Fitbit Inspire. Revenue from our direct channel decreased by 17% to $61.6 million, or 11% of revenue, in the six months ended June 29, 2019, compared to the same period in 2018.

U.S. revenue, based on ship-to destinations, decreased $1.6 million, or 1%, from $182.5 million for the three months ended June 30, 2018 to $180.9 million for the three months ended June 29, 2019. International revenue, based on ship-to destinations, increased $15.8 million, or 14%, from $116.9 million for the three months ended June 30, 2018 to $132.7 million for the three months ended June 29, 2019, primarily due to an increase in revenue of 33% in the EMEA region, driven by revenue increases in the United Kingdom region from NPI, and an increase in revenue of 21% in the Americas excluding the United States region, partially offset by a decrease of 26% in the APAC region.

U.S. revenue decreased $6.0 million, or 2%, from $321.9 million for the six months ended June 30, 2018 to $316.0 million for the six months ended June 29, 2019. International revenue increased $44.2 million, or 20%, from $225.3 million for the six months ended June 30, 2018 to $269.5 million for the six months ended June 29, 2019, primarily due to an increase in revenue of 34% in the EMEA region, driven by strong sales in the United Kingdom, partially offset by a decrease in revenue of 4% in the APAC region.

For the full year 2019, we expect revenue to decrease as compared to the full year 2018 primarily due to weaker than expected sales of Fitbit Versa Lite Edition.

Cost of Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 29, 2019	June 30, 2018	$	%	June 29, 2019	June 30, 2018	$	%
Cost of revenue	$205,342	$180,329	$25,013	14%	$387,779	$314,071	$73,708	23%
Gross profit	108,214	119,015	(10,801)	(9)%	197,667	233,138	(35,471)	(15)%
Gross margin	35%	40%			34%	43%

Cost of revenue increased $25.0 million, or 14%, from $180.3 million for the three months ended June 30, 2018 to $205.3 million for the three months ended June 29, 2019 and increased $73.7 million, or 23%, from $314.1 million for the six months ended June 30, 2018 to $387.8 million for the six months ended June 29, 2019. The increases during both periods were primarily due to a one-time decrease in warranty costs associated with certain legacy products in the three and six months ended June 30, 2018.

Gross margin decreased from 40% for the three months ended June 30, 2018 to 35% for the three months ended June 29, 2019, primarily due to NPI products having lower gross margins, partially offset by improved yield loss and efficiencies. Gross margin for the three months ended June 30, 2018 also included lower warranty costs associated with certain legacy products. Gross margin decreased from 43% for the six months ended June 30, 2018 to 34% for the six months ended June 29, 2019, primarily due to the decrease in average selling price associated with NPI products. The six months ended June 30, 2018 also benefited from lower warranty costs associated with certain legacy products.

For the full year 2019, we expect our gross margin to decrease compared to the full year 2018 primarily due to the expected decrease in revenue and higher than expected promotional activity, excess inventory charges, and product returns.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 29, 2019	June 30, 2018	$	%	June 29, 2019	June 30, 2018	$	%
Research and development	$70,919	$87,047	$(16,128)	(19)%	$147,958	$176,383	$(28,425)	(16)%

Research and development expenses decreased $16.1 million, or 19%, from $87.0 million for the three months ended June 30, 2018 to $70.9 million for the three months ended June 29, 2019. The decrease was primarily due to a $13.4 million decrease in personnel-related expenses mainly from a 12% decrease in headcount, and a $1.8 million decrease in consulting and contractor expenses.

Research and development expenses decreased $28.4 million, or 16%, from $176.4 million for the six months ended June 30, 2018 to $148.0 million for the six months ended June 29, 2019. The decrease was primarily due to a $19.1 million decrease in personnel related expenses mainly from a 13% decrease in headcount, a $5.8 million decrease in consulting and contractor expenses, a $2.3 million decrease in allocation of facilities and IT-related expense, and a $1.1 million decrease in travel expenses.

For the full year 2019, we expect research and development expenses to decrease in absolute dollars and decrease as a percentage of revenue as compared to the full year 2018.

Sales and Marketing

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 29, 2019	June 30, 2018	$	%	June 29, 2019	June 30, 2018	$	%
Sales and marketing	$83,060	$100,845	$(17,785)	(18)%	$151,676	$172,897	$(21,221)	(12)%

Sales and marketing expenses for the three months ended June 29, 2019 decreased $17.8 million, or 18%, from $100.8 million for the three months ended June 30, 2018 to $83.1 million for the three months ended June 29, 2019. The decrease was primarily due to a reduction of $13.0 million related to marketing activities, driven by our shift in focus from traditional television marketing to digital media, and a decrease in POP display costs due to a reduced number of new displays. In addition, there was a decrease of $2.1 million in customer support costs due to improved quality and reduced case volume of our products, and a $2.5 million decrease in personnel related expenses due to a 6% decrease in headcount.

Sales and marketing expenses decreased $21.2 million, or 12%, from $172.9 million for the six months ended June 30, 2018 to $151.7 million for the six months ended June 29, 2019. The decline was primarily due to a decrease of $13.3 million related to marketing activities as described above, a decrease of $5.3 million in customer support costs due to improved quality and reduced case volume of our products, and a $1.7 million decrease in personnel related expenses due to a 7% decrease in headcount.

For the second half of 2019, we expect sales and marketing expenses to slightly increase as compared to the same period in 2018 driven by increased advertising spend. For the full year 2019, we expect sales and marketing expenses to decrease in absolute dollars and decrease as a percentage of revenue as compared to the full year 2018.

General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 29, 2019	June 30, 2018	$	%	June 29, 2019	June 30, 2018	$	%
General and administrative	$24,865	$30,211	$(5,346)	(18)%	$51,557	$66,299	$(14,742)	(22)%

General and administrative expenses for the three months ended June 29, 2019 decreased $5.3 million, or 18%, from $30.2 million for the three months ended June 30, 2018 to $24.9 million for the three months ended June 29, 2019. The decrease was primarily due to a $3.2 million decrease in personnel related expenses related to a 1% decrease in headcount, and a $2.3 million decrease in legal fees.

General and administrative expenses decreased $14.7 million, or 22%, from $66.3 million for the six months ended June 30, 2018 to $51.6 million for the six months ended June 29, 2019. The decrease was primarily due to a $8.7 million decrease in legal fees, a $4.1 million decrease in personnel related expenses primarily related to a 4% decrease in headcount, and a $3.5 million decrease in consulting and contractor expenses.

For the full year 2019, we expect general and administrative expenses to decrease in absolute dollars and to remain relatively consistent as a percentage of revenue as compared to the full year 2018.

Interest and Other Income, Net

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 29, 2019	June 30, 2018	$	%	June 29, 2019	June 30, 2018	$	%
Interest income, net	$2,622	$2,177	$445	20%	$6,088	$3,527	$2,561	73%
Other income, net	461	2,258	(1,797)	(80)%	1,734	2,775	(1,041)	(38)%

Interest income, net increased $0.4 million, from $2.2 million for the three months ended June 30, 2018 to $2.6 million for the three months ended June 29, 2019, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income, net decreased primarily due to a decrease in foreign currency gains.

Interest income, net increased $2.6 million, from $3.5 million for the six months ended June 30, 2018 to $6.1 million for the six months ended June 29, 2019, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income, net decreased primarily due to a decrease in foreign currency gains.

Income Tax Expense

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 29, 2019	June 30, 2018	$	%	June 29, 2019	June 30, 2018	$	%
Income tax expense	$971	$23,615	$(22,644)	(96)%	$2,281	$23,006	$(20,725)	(90)%
Effective tax rate	(1.4)%	(24.9)%			(1.5)%	(13.1)%

Income tax expense decreased $22.6 million, from an expense of $23.6 million for the three months ended June 30, 2018, to an expense of $1.0 million for the three months ended June 29, 2019. Our effective tax rate was (1.4)% and (24.9)% for the three months ended June 29, 2019 and June 30, 2018, respectively. The increase in our effective tax rate for the three months ended June 29, 2019 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets, and the mix of income/losses between our U.S. and foreign jurisdictions.

Income tax expense decreased $20.7 million, from an expense of $23.0 million for the six months ended June 30, 2018 to an expense of $2.3 million for the six months ended June 29, 2019. Our effective tax rate was (1.5)% and (13.1)% for the six months ended June 29, 2019 and June 30, 2018, respectively. The increase in our effective tax rate for the six months ended June 29, 2019 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets, and the mix of income/losses between our U.S. and foreign jurisdictions.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sale of our equity securities. As of June 29, 2019, we had cash and cash equivalents of $335.2 million and marketable securities of $229.7 million, approximately 85% of which are held by a U.S. legal entity in the United States.

Of our total cash, cash equivalents, and marketable securities, $84.7 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations, and based on our current plans, we do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

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

As of June 29, 2019, we had outstanding letters of credit of $36.6 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 29, 2019	June 30, 2018
Net cash provided by (used in):
Operating activities	$(144,076)	$(57,217)
Investing activities	10,123	43,363
Financing activities	(4,774)	4
Net change in cash and cash equivalents	$(138,727)	$(13,850)

Cash Flows from Operating Activities

Net cash used in operating activities of $144.1 million for the six months ended June 29, 2019 was primarily due to a decrease in net change in operating assets and liabilities of $87.7 million, which consisted of a decrease in accounts payables and accrued liabilities of $198.6 million as a result of lower operating activity during the current period, and an increase in inventory of $41.2 million, primarily related to Fitbit Versa Lite Edition, Fitbit Inspire, and Fitbit Inspire HR, partially offset by a decrease in accounts receivable of $155.6 million due to higher collections. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 70 days as of December 31, 2018 to 65 days as of June 29, 2019 due to higher collections during the six months ended June 29, 2019 compared to the fourth quarter of 2018.

The net change in operating activities was also impacted by non-cash adjustments of $91.6 million, primarily resulting from stock-based compensation expense of $41.1 million, non-cash lease expense of $11.6 million, depreciation and amortization expense of $30.1 million, intangible assets amortization of $4.1 million, and provision for inventory obsolescence of $4.1 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 29, 2019 of $10.1 million was primarily due to maturities and sales of marketable securities of $239.4 million, offset by purchases of marketable securities of $220.5 million and purchases of property and equipment of $10.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 29, 2019 was primarily due to $10.6 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans, offset by $6.8 million in proceeds from exercise of stock options and stock purchases made through our 2015 ESPP.

Contractual Obligations and Other Commitments

Our future minimum lease payments under finance and operating leases as of June 29, 2019 were $1.8 million and $99.2 million, respectively.

The aggregate amount of open purchase orders as of June 29, 2019 was approximately $584.6 million, of which $185.0 million related to our migration to a third-party hosting provider and $8.3 million was accrued for as of June 29, 2019. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of June 29, 2019, $19.1 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $28.9 million as of June 29, 2019.

Off-Balance Sheet Arrangements

As of June 29, 2019, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of June 29, 2019, we had cash and cash equivalents of $335.2 million and marketable securities of $229.7 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had no outstanding contracts in cash flow hedges for forecasted revenue transactions as of June 29, 2019. We had no outstanding balance sheet hedges as of June 29, 2019. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act as of June 29, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 29, 2019, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which has not yet been fully remediated.

Notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plans. As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, management determined that we did not maintain effective controls over the accuracy of the inputs in the sales order entry process. Specifically, we did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. This control deficiency did not result in a misstatement for the years ended December 31, 2017 and December 31, 2018; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness that had not been remediated as of June 29, 2019.

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

The wearables device market has a multitude of participants, including large, broad-based consumer electronics companies that either compete in our market or adjacent markets or have announced plans to do so, such as Apple, Google, LG and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. For example, Apple’s recently introduced Apple Watch includes electrocardiogram (ECG) functionality and fall detection capability. We also face competition from manufacturers of lower-cost devices, such as Xiaomi with its Mi Band devices, and Huawei. Market participants also include specialized consumer electronics companies such as Garmin, as well as traditional watch companies such as Fossil. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

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

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. In terms of units sold, we have primarily operated in the tracker and smartwatch segments of the wearables device market. Consumer preference has increasingly shifted to the smartwatch segment of the wearables device market. Although we are continuing to build out our smartwatch offerings, consumers may ultimately decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices, or away from these types of products and services altogether. In addition, adoption of our products may vary by geographic region.

Our newer products and services may have different features, designs, or prices than our existing or earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. For example, in the second quarter of 2019, Fitbit Versa Lite Edition sales were weaker than expected, which we attribute to our initial go-to-market pricing and promotional strategies. Partly as a result, smartwatch revenue declined on a year over year basis. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our wearable devices, which could result in decreased sales of our products and services and a loss in market share.

In addition, although we intend to build out our recurring non-device revenue offerings, such as with a premium subscription experience that offers a variety of features, insights and programs, it is possible that consumers or enterprise customers may not be receptive to these new services or that revenue from these offerings may continue to be immaterial. For example, in the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers. To date, revenue from non-device offerings has been an immaterial portion of our overall revenue. In addition, we have limited experience operating services outside of our core device business. Our ability to forecast revenue and other financial and operating results for any new service, such as Fitbit Care, is inherently uncertain, and our actual results may vary significantly from what we desire or predict or from the estimates of analysts.

Our future success depends on our ability to anticipate and respond effectively to shifts in consumer preferences. If we fail to anticipate and satisfy consumer preferences in a timely manner, or if it is perceived that our future products and services will not satisfy consumer preferences, our business may be adversely affected.

If we are unable to successfully develop, timely introduce, and effectively manage the introduction of new products and services or enhance existing products and services, our business may be adversely affected.

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. For example, in the first quarter of 2019, we started shipping Fitbit Versa Lite Edition, an everyday smartwatch and we also started shipping the Fitbit Inspire family, our newest activity trackers. In addition, in the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers. We typically have several products and services in development at the same time. The success of new or enhanced products and services depends on a number of factors including, among other things, anticipating and effectively addressing consumer preferences and demand; timely and successful research and development; appropriate pricing and go-to-market strategies; the success of our sales and marketing efforts; effective forecasting and management of product demand, purchase commitments, and inventory levels; effective management of manufacturing and supply costs; and the quality of or any defects in our products.

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

We must also successfully manage introductions of new or enhanced products or services. Introductions of new or enhanced products or services could adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches, retailers may be granted stock rotation rights and price protection, and we may experience higher returns from retailers or users of existing products, although some may continue to purchase existing products in lieu of new or enhanced products. We may face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new products may have varying selling prices and costs compared to legacy products, which could negatively impact our gross margins and operating results. For example, in the second quarter of 2019, gross margins decreased on a year-over-year basis, due in part to a decrease in average selling price associated with new products. We have also historically incurred higher levels of sales and marketing expenses accompanying each product introduction.

Accordingly, if we fail to successfully develop, manufacture, market, and manage the introduction of new or enhanced products, we may incur higher than expected costs, weaker than anticipated demand for new or enhanced products, and changes in demand for existing products, and our operating results, business, and reputation could be harmed.

Our operating results could be materially harmed if we are unable to accurately forecast consumer demand for our products and services and adequately manage our inventory.

If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale. Demand for our products and services could be affected by many factors that may be difficult to predict, including changes in consumer preferences, the nature of new product and service introductions by us and our competitors, channel inventory levels, sales promotions by us or our competitors, changes in wearable device market conditions, and changes in general economic conditions or consumer confidence in future economic conditions.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. We have previously faced and may continue to face challenges acquiring adequate and timely supplies of our products to satisfy demand, particularly in connection with new product introductions, which we believe may negatively affect our revenue. For example, during the three months ended June 30, 2018, we were impacted by supply constraints associated with Fitbit Versa, which limited our ability to fully satisfy demand for this product. As we continue to introduce new products, we also may face challenges managing the inventory of existing products.

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs, the sale of inventory at discounted prices, and other actions, which have caused and may continue to cause our gross margin to decline and could impair the strength of our brand. For example, during 2018 and the six months ending June 29, 2019, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, price protection on certain products, and rebates. Reserves and write-downs for rebates, promotions, and excess inventory and tooling and manufacturing capacity are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than forecast, which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our wearable devices and our ability to maintain or increase the size and engagement of our community of users;

•	the timing and success of new product and service introductions by us and the transition from legacy products;

•	the timing and success of new product and service introductions by our competitors or any other change in the competitive landscape of our market;

•	the mix of products sold in a quarter;

•	the continued market acceptance of, and the growth of the market for, wearable devices, and evolution of this market into smartwatches and other form factors;

•	pricing pressure as a result of competition or otherwise;

•	delays or disruptions in our supply, manufacturing, or distribution chain;

•	errors in our forecasting of the demand for our products, which could lead to lower revenue or increased costs, or both;

•	seasonal buying patterns of consumers;

•	increases in levels of channel inventory resulting from sales to our retailers and distributors in anticipation of future demand;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	impact of sales and marketing efforts and promotions by competitors, which are difficult to predict;

•	insolvency, credit, or other difficulties faced by our distributors and retailers affecting their ability to purchase or pay for our products;

•	insolvency, credit, or other difficulties confronting our suppliers, contract manufacturers, or logistics providers leading to disruptions in our supply or distribution chain;

•	levels of product returns, stock rotation, and price protection rights;

•	levels of warranty claims or estimated costs of warranty claims;

•	adverse litigation judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, consumer product safety, advertising, and taxes;

•	product recalls, regulatory proceedings, or other adverse publicity about our products;

•	fluctuations in foreign exchange rates;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	changes in the trade policies of the United States or other countries, such as the imposition of new tariffs on goods made in China; and

•	general economic conditions in either domestic or international markets.

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

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. Although our annual revenue in 2016 was up 17% compared to 2015, our annual revenue in 2017 declined 26% compared to 2016, and our revenue in 2018 declined 6% compared to 2017. Our revenue in the six months ended June 29, 2019 increased 7% compared to the six months ended June 30, 2018. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.

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

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $148.0 million in the six months ended June 29, 2019, and a net loss of $185.8 million for the fiscal year ended December 31, 2018. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses in the future.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success also depends on our ability to manage our operating expenses effectively. Our employee headcount and the scope and complexity of our business have increased significantly during recent years, although the number of employees decreased 7% on a year-over-year basis to 1,625 employees as of June 29, 2019. We have incurred significant net losses of $148.0 million in the six months ended June 29, 2019, and $185.8 million and $277.2 million in 2018 and 2017, respectively.

In addition, we are investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $70.9 million and $87.0 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $148.0 million and $176.4 million for the six months ended June 29, 2019 and June 30, 2018, respectively.

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

In order to increase awareness of our products and services and acquire new users, we have spent, and expect to continue spending, significant amounts on advertising and other marketing campaigns in various media, such as television, cinema, print advertising, and social media. In 2018 and the six months ended June 29, 2019, advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $161.5 million and $71.2 million, respectively, representing approximately 11% and 12% of our revenue, respectively. Co-op advertising costs were $80.3 million and $35.7 million for 2018 and the six months ended June 29, 2019, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, our campaigns may be less effective than anticipated if we fail to identify advertising opportunities that satisfy our anticipated return on advertising spend or fail to accurately predict user acquisition, including the conditions and behaviors that drive user behavior. In addition, the timing of our advertising and promotional spend may impact the timing of expected sales of our products and services. Particularly during the holiday season, there is significant competition for consumer spending, and we may not realize our expected sales or recover our advertising and promotional spend if other promotions or products are more compelling. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for new product introductions. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services. Further, promotional activity may adversely affect our gross margin.

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

We rely on a limited number of suppliers, contract manufacturers, and logistics providers. In particular, we use contract manufacturers located in Asia, and each of our products is manufactured by a single contract manufacturer. Our reliance on a limited number of suppliers and a sole contract manufacturer for each of our products presents various risks. These include the risk that in the event of an interruption from any part of our supply chain for any reason, such as a natural catastrophe, labor dispute, system interruption, or increased tariffs on goods produced in certain countries such as China, we may not be able to develop an alternate source without incurring material additional costs and substantial delays.

If addition, if we experience a significant increase in demand, or if we need to replace an existing supplier, contract manufacturer, or logistics provider, or move our contract manufacturing to a different country, we may be unable to supplement or replace such supply, contract manufacturing, or logistics capacity on terms that are acceptable to us, which may adversely impact our ability to deliver our products to customers in a timely manner. For example, for certain of our products, it may take a significant amount of time to onboard a contract manufacturer that has the capability and resources to build the product to our specifications in sufficient volume. Identifying suitable suppliers, contract manufacturers, and logistics providers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. In addition, our contract manufacturers often make significant investments to build capacity based upon our forecasted production. If we experience a significant decrease in demand as compared to our forecast, our contract manufacturers may seek to renegotiate the terms of their commitments or choose to limit or terminate their relationship with us. Accordingly, an interruption in performance by, or the loss of, any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

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

We have limited control over our suppliers, contract manufacturers, and logistics providers, including aspects of their specific manufacturing processes and their labor, environmental, or other practices, which subjects us to significant risks, including the following:

•	inability to satisfy demand for our products;

•	reduced control over delivery timing and product reliability;

•	reduced ability to oversee the manufacturing process and components used in our products;

•	reduced ability to monitor compliance with our product manufacturing specifications;

•	price increases;

•	insolvency, credit problems, or other financial difficulties confronting our suppliers, contract manufacturers, or logistic providers;

•	risks related to the computer systems used by our suppliers, contract manufacturers, or logistic providers, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions;

•	difficulties in establishing additional or alternative contract manufacturing relationships if we experience difficulties with our existing suppliers, contract manufacturers or logistic providers;

•	shortages of materials or components;

•	misappropriation of our intellectual property;

•	suppliers, contract manufacturers, and logistics providers may choose to limit or terminate their relationship with us;

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

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2018, 2017 and the six months ended June 29, 2019, we derived less than 1% of our revenue from sales of our subscription-based premium services to consumers. However, in the future we plan to increase sales of subscriptions to these services. For example, in October 2017, we launched Fitbit Coach, our premium guidance and coaching paid offering, and we intend to further build out our recurring non-device revenue offerings, such as with a premium experience that offers additional features, insights and programs. If consumer reception is unfavorable or we are unable to successfully further develop, market and sell our premium services, we may be deprived of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

If new tariffs or other restrictions are placed on our products imported into the United States from China or any related counter-measures are taken by China, it could have a material adverse impact on our business.

In general, our products are assembled in China by contract manufacturers using components sourced from suppliers worldwide, making the pricing and availability of our products susceptible to international trade risks. In 2018, the United States imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China. While these tariffs did not affect our products, in May 2019, the United States proposed an additional tariff of up to 25% on essentially all remaining Chinese-origin imports, which likely would cover our products. Imposition of the latest proposed tariffs was suspended after a June 2019 meeting between U.S. and Chinese leaders. However, on August 1, 2019, the Trump Administration announced that it currently plans to go forward with additional tariffs of 10% on the products subject to the May proposal, effective September 1, 2019.

If tariffs covering our products are imposed and we are unable to obtain an exception, it could have a material adverse impact on our business. For example, additional tariffs imposed by the United States, and any related counter-measures by China, could increase our cost of goods and reduce our gross margins. The tariffs may require us to raise the prices of our products, which could drive down demand. Increased tariffs or other trade actions may also require us to relocate assembly operations or otherwise modify our sourcing strategies or other business practices, which could be costly and cause disruption to our business. If we are not successful in mitigating the effects of any tariffs or trade actions, our revenue, gross margins, and operating results may be adversely affected.

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

Our gross margins have declined, and may continue to decline, and we have experienced operating losses as a result of decreased revenues and increased product costs and operating expenses.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, new product introductions, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, warranty claims, and changes in consumer demand. Costs for our manufactured products and the components used to make our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, tariffs, and other factors that are generally unpredictable and beyond our control. Any change to pricing and costs could have an adverse effect on, among other things, our average selling price, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, or if our sales volume declines and we are not able to reduce our costs, our operating results and financial condition may be harmed.

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

Our success depends on our ability to maintain the value of the “Fitbit” brand. The “Fitbit” name is integral to our business as well as to implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand depends largely on the success of our marketing and merchandising efforts; our ability to provide consistent, high quality products and services; our ability to successfully secure, maintain, and defend our rights to use the “Fitbit” mark and other trademarks important to our brand; and our ability to maintain a consistently high level of customer service. Our brand could be harmed if we fail to achieve these objectives and by any associated negative publicity.

The unlawful actions of third parties can harm our brand. The popularity of the “Fitbit” name makes it a target for counterfeiting or imitation. In recent years there has been an increase in third parties attempting to sell counterfeit and “knock-off” devices that try to replicate our products and that may infringe on our intellectual property.

Fitbit products may also be diverted or misappropriated from our authorized retailers, distributors, and other business partners and sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, making it difficult to forecast demand accurately. Also, gray market products are often heavily discounted, which adversely affects demand for devices sold by us and by our channel partners and negatively impacts our margins. In addition, gray market activities may result in customer satisfaction issues as devices purchased outside our authorized sales channels may be substandard, including those that have been designated for scrap, altered, mishandled, damaged, or previously used. Further, gray market products may not be eligible for warranty replacement, which can erode customer satisfaction.

Any occurrence of counterfeiting, imitation, gray market sales, or other confusion with our brand could adversely affect our reputation, place negative pricing pressure on our products, reduce sales of our products, and impair the value of our brand. Additionally, counterfeit and unauthorized grey market sales may result in secondary warranty replacement and service costs. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, which may not be successful. If we fail to effectively maintain, promote, and position our brand and protect our reputation, or if we incur significant expenses in this effort, our business, financial condition, and operating results may be adversely affected.

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

In 2018 and the six months ended June 29, 2019, our five largest retailers and distributors accounted for approximately 42% and 39%, respectively, of our revenue. Of these retailers and distributors, D&H Distribution Company and Amazon.com each accounted for approximately 10% of our revenue for 2018, and Amazon.com accounted for approximately 11% of our revenue for the three months ended June 29, 2019. No retailer or distributor accounted for over 10% of our revenue for the six months ended June 29, 2019. The loss of, or reduction in business with, one or more of our large retailers or distributors could have a significant adverse impact on our operating results. For example, Wynit, historically our largest customer at the time, filed for bankruptcy protection in September 2017. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

Certain privacy laws and regulations also apply to the collection of personal information from children, including the Children’s Online Privacy Protection Act (COPPA) and GDPR. In the first quarter of 2018, we introduced Fitbit Ace, our first activity tracker designed for children ages 8 and up and for use with and Fitbit family accounts.

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

We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, HIPAA, and similar laws may limit the use and adoption of our products and services, and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. In addition, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations; the failure or perceived failure by third-party apps with which our users choose to share their Fitbit data to comply with their privacy policies or privacy-related legal obligations as they relate to the Fitbit data shared with them; or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, damages, penalties, and negative publicity, and could also have an adverse effect on our brand and operating results.

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations. These attacks could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

Any material disruption of our information technology systems, or those of third-party partners and data center providers, could materially damage user and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, was signed into law. It includes several key tax provisions that affected us, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of certain deductions, and changes to how the United States imposes income tax on multinational corporations, among others. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, and preparation and analysis of information not previously required or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

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

In March 2014, we voluntarily recalled one of our products, the Fitbit Force, after some users reported experiencing allergic reactions to adhesives in the wristband. These reactions included skin irritation, rashes, and blistering. We have provided and are continuing to provide full refunds to consumers who return the Fitbit Force. The remaining reserve for such refunds was immaterial as of June 29, 2019. In addition, a number of federal and state class action lawsuits were filed asserting personal injury claims relating to the Fitbit Force, all of which have been settled.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose whether or not our products contain conflict minerals as defined under these provisions. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $4.21 to $51.90 through June 29, 2019. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of June 29, 2019, there were 258.1 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act, and various vesting agreements, as well as our insider trading policy.

In addition, as of June 29, 2019, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.3 million shares of Class A common stock and 14.3 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of June 29, 2019 that may be settled for 20.7 million shares of Class A common stock. As of June 29, 2019, all of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 29, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

None.

Item 6. Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certification of Chief Executive Officer.					X
32.2#	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2019 is formatted in iXBRL.					X

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

FITBIT, INC.

Date:	August 2, 2019	/s/ Ronald W. Kisling
Ronald W. Kisling
Chief Financial Officer (Principal Financial and Accounting Officer)