Form 10-Q
period 2019-09-28
FITBIT, INC.
filed 2019-11-07
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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

As of October 23, 2019, there were 228,860,902 shares of the registrant’s Class A common stock outstanding and 31,267,322 shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the expected timing and anticipated closing of our pending acquisition by Google LLC;

•	our future revenue, cost of revenue, gross margin, operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;

•	continued investments in research and development, sales and marketing and international expansion and the impact of those investments;

•	competitors and competition in our markets;

•	our ability to anticipate and satisfy consumer preferences;

•	our smartwatches and their market acceptance and future potential;

•	our ability to develop and introduce new products and services, including recurring non-device revenue offerings, and improve our existing products and services;

•	our ability to grow and engage our user base;

•	our expectations to derive the substantial majority of our revenue from sales of devices;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	trends in our quarterly operating results and other operating metrics;

•	the impact of tariffs or other restrictions placed on our products imported into the United States from other countries, including China;

•	the impact of changes in tax laws on our operating results;

•	the impact of our adoption of accounting pronouncements;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects;

•	our reliance on third-party suppliers, contract manufacturers, and logistics providers and our limited control over such parties;

•	legal proceedings and the impact of such proceedings;

•	the effect of seasonality on our results of operations;

•	our ability to attract and retain highly skilled employees;

•	the impact of our acquisitions in enhancing the features and functionality of our devices;

•	the impact of foreign currency exchange rates;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
FITBIT, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 28, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$287,431	$473,956
Marketable securities	214,817	249,493
Accounts receivable, net	345,562	414,209
Inventories	245,096	124,871
Income tax receivable	965	6,957
Prepaid expenses and other current assets	33,376	42,325
Total current assets	1,127,247	1,311,811
Property and equipment, net	88,232	106,286
Operating lease right-of-use assets	71,529	—
Goodwill	60,979	60,979
Intangible assets, net	17,519	23,620
Deferred tax assets	3,925	4,489
Other assets	7,170	8,362
Total assets	$1,376,601	$1,515,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$263,181	$251,657
Accrued liabilities	365,812	437,234
Operating lease liabilities	23,313	—
Deferred revenue	28,076	29,400
Income taxes payable	986	1,092
Total current liabilities	681,368	719,383
Long-term deferred revenue	6,174	7,436
Long-term operating lease liabilities	70,202	—
Other liabilities	29,883	52,790
Total liabilities	787,627	779,609
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	26	25
Additional paid-in capital	1,107,659	1,055,046
Accumulated other comprehensive income (loss)	232	(66)
Accumulated deficit	(518,943)	(319,067)
Total stockholders’ equity	588,974	735,938
Total liabilities and stockholders’ equity	$1,376,601	$1,515,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue	$347,200	$393,575	$932,646	$940,784
Cost of revenue	239,248	240,061	627,027	554,132
Gross profit	107,952	153,514	305,619	386,652
Operating expenses:
Research and development	65,693	79,840	213,651	256,223
Sales and marketing	71,296	66,676	222,972	239,573
General and administrative	23,083	24,812	74,640	91,111
Total operating expenses	160,072	171,328	511,263	586,907
Operating loss	(52,120)	(17,814)	(205,644)	(200,255)
Interest income, net	2,388	2,072	8,476	5,599
Other income (expense), net	(492)	(5,141)	1,242	(2,366)
Loss before income taxes	(50,224)	(20,883)	(195,926)	(197,022)
Income tax expense (benefit)	1,669	(18,827)	3,950	4,179
Net loss	$(51,893)	$(2,056)	$(199,876)	$(201,201)
Net loss per share:
Basic	$(0.20)	$(0.01)	$(0.78)	$(0.83)
Diluted	$(0.20)	$(0.01)	$(0.78)	$(0.83)
Shares used to compute net loss per share:
Basic	258,753	245,838	256,046	242,746
Diluted	258,753	245,838	256,046	242,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net loss	$(51,893)	$(2,056)	$(199,876)	$(201,201)
Other comprehensive loss:
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax benefit of $0, $43, $0 and $709, respectively	(66)	868	(66)	6,780
Less: reclassification for realized net loss included in net loss, net of tax benefit of $0, $(115), $0 and $(244), respectively	—	(2,334)	—	(3,362)
Net change, net of tax	(66)	(1,466)	(66)	3,418

Available-for-sale investments:
Change in unrealized gain (loss) on investments	35	120	364	(88)
Less reclassification for realized net gain included in net loss	—	—	—	12
Net change, net of tax	35	120	364	(76)

Comprehensive loss	$(51,924)	$(3,402)	$(199,578)	$(197,859)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Three Months Ended September 28, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at June 29, 2019	258,139,452	$25	$1,092,306	$263	$(467,050)	$625,544
Issuance of common stock	1,746,274	1	232	—	—	233
Stock-based compensation expense	—	—	17,971	—	—	17,971
Taxes related to net share settlement of restricted stock units	—	—	(2,850)	—	—	(2,850)
Net loss	—	—	—	—	(51,893)	(51,893)
Other comprehensive loss	—	—	—	(31)	—	(31)
Balance at September 28, 2019	259,885,726	$26	$1,107,659	$232	$(518,943)	$588,974

	Three Months Ended September 29, 2018
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at June 30, 2018	245,041,726	$25	$1,006,639	$4,679	$(332,384)	$678,959
Issuance of common stock	2,569,552	—	908	—	—	908
Stock-based compensation expense	—	—	23,954	—	—	23,954
Taxes related to net share settlement of restricted stock units	—	—	(5,698)	—	—	(5,698)
Net loss	—	—	—	—	(2,056)	(2,056)
Other comprehensive loss	—	—	—	(1,346)	—	(1,346)
Balance at September 29, 2018	247,611,278	$25	$1,025,803	$3,333	$(334,440)	$694,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except share amounts)
(unaudited)

	Nine Months Ended September 28, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2018	252,362,841	$25	$1,055,046	$(66)	$(319,067)	$735,938
Issuance of common stock	7,522,885	1	7,044	—	—	7,045
Stock-based compensation expense	—	—	59,064	—	—	59,064
Taxes related to net share settlement of restricted stock units	—	—	(13,495)	—	—	(13,495)
Net loss	—	—	—	—	(199,876)	(199,876)
Other comprehensive income	—	—	—	298	—	298
Balance at September 28, 2019	259,885,726	$26	$1,107,659	$232	$(518,943)	$588,974

	Nine Months Ended September 29, 2018
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2017	238,756,522	$24	$956,060	$(9)	$(132,112)	$823,963
Issuance of common stock	8,854,756	1	11,645	—	—	11,646
Stock-based compensation expense	—	—	73,783	—	—	73,783
Taxes related to net share settlement of restricted stock units	—	—	(15,685)	—	—	(15,685)
Cumulative effect adjustment related to opening retained earnings for adoption of ASU 2014-09	—	—	—	—	(1,127)	(1,127)
Net loss	—	—	—	—	(201,201)	(201,201)
Other comprehensive income	—	—	—	3,342	—	3,342
Balance at September 29, 2018	247,611,278	$25	$1,025,803	$3,333	$(334,440)	$694,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018

Cash Flows from Operating Activities
Net loss	$(199,876)	$(201,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	29	37
Provision for inventory obsolescence	5,163	9,019
Depreciation	43,215	35,388
Non-cash lease expense	17,961	—
Write-off of property and equipment	169	7,513
Amortization of intangible assets	6,100	5,866
Stock-based compensation	59,175	73,613
Deferred income taxes	618	(1,690)
Impairment of equity investment	—	6,000
Other	(50)	(693)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	68,617	80,227
Inventories	(125,500)	(80,064)
Prepaid expenses and other assets	11,872	123,356
Fitbit Force recall reserve	242	(395)
Accounts payable	11,826	16,357
Accrued liabilities and other liabilities	(61,005)	(67,813)
Lease liabilities	(20,975)	—
Deferred revenue	(2,586)	(9,649)
Income taxes payable	(107)	5,653
Net cash provided by (used in) operating activities	(185,112)	1,524
Cash Flows from Investing Activities
Purchase of property and equipment	(26,277)	(40,174)
Purchases of marketable securities	(287,969)	(284,986)
Sales of marketable securities	2,016	93,020
Maturities of marketable securities	322,132	309,323
Acquisition, net of cash acquired	(2,625)	(13,646)
Net cash provided by investing activities	7,277	63,537
Cash Flows from Financing Activities
Repayment of debt	—	(747)
Payment of financing lease liability	(2,239)	—
Proceeds from issuance of common stock	7,044	11,641
Taxes paid related to net share settlement of restricted stock units	(13,495)	(15,684)
Net cash used in financing activities	(8,690)	(4,790)
Net increase (decrease) in cash and cash equivalents	(186,525)	60,271
Cash and cash equivalents at beginning of period	473,956	341,966
Cash and cash equivalents at end of period	$287,431	$402,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the nine months ended September 28, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 91 days in each of the three months ended September 28, 2019 and September 29, 2018, respectively.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The primary estimates and assumptions made by management are related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock-based awards, fair value of derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the recoverability of intangible assets and their useful lives, contingencies, income taxes, and impairment of an equity investment. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

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

The standard had a material impact on the Company’s condensed consolidated balance sheets but did not have an impact on its condensed consolidated statements of operations. The most significant impact was the recognition of ROU assets and short-term and long-term lease liabilities for operating leases. The balances of operating lease ROU assets, operating lease liabilities, and long-term operating lease liabilities as of September 28, 2019 were $71.5 million, $23.3 million, and $70.2 million, respectively. The impact to other financial statement line items was immaterial. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in the Company’s consolidated statement of cash flows. Refer to Note 5 for further information on leases.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 28, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$95,079	$—	$—	$95,079
U.S. government agencies	—	83,246	—	83,246
Corporate debt securities	—	222,823	—	222,823
Derivative assets	—	775	—	775
Total	$95,079	$306,844	$—	$401,923
Liabilities:
Derivative liabilities	$—	$9	$—	$9
Total	$—	$9	$—	$9

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$273,546	$—	$—	$273,546
U.S. government agencies	—	72,840	—	72,840
Corporate debt securities	—	228,953	—	228,953
Derivative assets	—	623	—	623
Total	$273,546	$302,416	$—	$575,962
Liabilities:
Derivative liabilities	$—	$549	$—	$549
Stock warrant liability	—	—	410	410
Total	$—	$549	$410	$959

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

There were no Level 3 assets as of September 28, 2019 and December 31, 2018. There were no Level 3 liabilities as of September 28, 2019 and there were Level 3 liabilities as of December 31, 2018. There were no transfers between fair value measurement levels during the three and nine months ended September 28, 2019 and September 29, 2018.

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

The following table sets forth cash, cash equivalents and marketable securities as of September 28, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$101,100	$—	$—	$101,100	$101,100	$—
Money market funds	95,079	—	—	95,079	95,079	—
U.S. government agencies	83,190	61	(5)	83,246	18,232	65,014
Corporate debt securities	222,712	124	(13)	222,823	73,020	149,803
Total	$502,081	$185	$(18)	$502,248	$287,431	$214,817

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$148,110	$—	$—	$148,110	$148,110	$—
Money market funds	273,546	—	—	273,546	273,546	—
U.S. government agencies	72,884	1	(45)	72,840	9,738	63,102
Corporate debt securities	229,040	—	(87)	228,953	42,562	186,391
Total	$723,580	$1	$(132)	$723,449	$473,956	$249,493

The gross unrealized gains or losses on marketable securities as of September 28, 2019 and December 31, 2018 were not material. There were no available-for-sale investments as of September 28, 2019 and December 31, 2018 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following table classifies marketable securities by contractual maturities (in thousands):

	September 28, 2019	December 31, 2018

Due in one year	$205,923	$249,493
Due in one to two years	8,894	—
Total	$214,817	$249,493

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

The Company had no outstanding contracts that were designated as cash flow hedges for forecasted revenue as of September 28, 2019 and December 31, 2018, respectively.

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

The Company had outstanding balance sheet hedges with a total notional amount of $118.6 million and $101.4 million as of September 28, 2019 and December 31, 2018, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

		September 28, 2019		December 31, 2018
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Hedges not designated	Prepaid expenses and other current assets	$775	$—	$623	$—
Hedges not designated	Accrued liabilities	—	9	—	549
Total fair value of derivative instruments		$775	$9	$623	$549

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Foreign exchange cash flow hedges:
Gain recognized in OCI – effective portion		$—	$911	$—	$7,489
Gain reclassified from OCI into income – effective portion	Revenue	—	2,449	—	3,606

Foreign exchange balance sheet hedges:
Gain recognized in income	Other income, net	$2,041	$1,035	$1,567	$3,335

As of September 28, 2019, there were no net derivative gains related to the Company’s cash flow hedges to be reclassified from OCI into revenue within the next 12 months.

Effect of Derivative Contracts on Condensed Consolidated Statements of Operations

The following table provides the location in the condensed consolidated statements of operations and amount of the recognized gains or losses to the Company’s derivative instruments designated as hedging instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in revenue	$347,200	$393,575	$932,646	$940,784
Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded in operating expenses	160,072	171,328	511,263	586,907
Gains on foreign exchange contracts designated as cash flow hedges reclassified from OCI into revenue	—	2,449	—	3,606

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of September 28, 2019 and December 31, 2018 (in thousands):

	September 28, 2019
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$775	$—	$775	$9	$—	$766
Foreign exchange contracts liabilities	9	—	9	9	—	—

	December 31, 2018
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$623	$—	$623	$549	$—	$74
Foreign exchange contracts liabilities	549	—	549	549	—	—

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

Changes in the total short-term and long-term deferred revenue balances were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019

Beginning balances	$33,361	$36,836
Deferral of revenue	10,515	27,325
Recognition of deferred revenue	(9,626)	(29,911)
Ending balances	$34,250	$34,250

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Beginning balances	$75,044	$74,996	$104,001	$109,872
Increases (1)	41,945	43,383	119,070	106,385
Returns taken	(42,845)	(39,862)	(148,927)	(137,740)
Ending balances	$74,144	$78,517	$74,144	$78,517

(1)	Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Inventories

Inventories consisted of the following (in thousands):

	September 28, 2019	December 31, 2018

Components	$6,504	$8,866
Finished goods	238,592	116,005
Total inventories	$245,096	$124,871

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 28, 2019	December 31, 2018

Prepaid expenses	$10,841	$18,100
Point-of-purchase (“POP”) displays, net	3,467	5,143
Prepaid marketing	2,941	3,258
Derivative asset	775	623
Other	15,352	15,201
Total prepaid expenses and other current assets	$33,376	$42,325

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 28, 2019	December 31, 2018

Tooling and manufacturing equipment	$98,773	$80,685
Furniture and office equipment	20,015	22,738
Purchased and internally-developed software	26,634	21,741
Leasehold improvements	59,741	67,715
Total property and equipment	205,163	192,879
Less: Accumulated depreciation and amortization	(116,931)	(86,593)
Property and equipment, net	$88,232	$106,286

Total depreciation expense related to property and equipment, net was $13.1 million and $11.8 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $43.2 million and $35.4 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Goodwill and Intangible Assets

The carrying amount of goodwill was $61.0 million as of September 28, 2019 and December 31, 2018.

The carrying amounts of the intangible assets as of September 28, 2019 and December 31, 2018 were as follows (in thousands):

	September 28, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$35,988	$(21,506)	$14,482	$35,988	$(15,983)	$20,005
Customer relationships	3,790	(857)	2,933	3,790	(451)	3,339
Trademarks and other	1,278	(1,174)	104	1,278	(1,002)	276
Total intangible assets, net	$41,056	$(23,537)	$17,519	$41,056	$(17,436)	$23,620

Total amortization expense related to intangible assets was $2.0 million and $2.1 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $6.1 million and $5.9 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after September 28, 2019 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2019	$2,392	$207	$2,599
2020	6,192	643	6,835
2021	4,504	597	5,101
2022	955	597	1,552
2023	—	597	597
Thereafter	—	835	835
Total finite-lived intangible assets, net	$14,043	$3,476	$17,519

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	September 28, 2019	December 31, 2018

Accrued sales incentives	$92,087	$126,400
Accrued revenue reserve from returns	74,144	104,001
Product warranty	44,904	45,605
Accrued manufacturing expense and freight	36,952	21,357
Accrued sales and marketing	29,725	18,171
Accrued co-op advertising and marketing development funds	27,783	30,435
Accrued research and development	16,521	8,783
Sales taxes and VAT payable	14,108	20,121
Employee-related liabilities	13,513	33,916
Inventory received but not billed	4,397	6,373
Accrued legal settlements and fees	3,375	2,821
Finance lease liabilities	464	—
Derivative liabilities	9	549
Other	7,830	18,702
Accrued liabilities	$365,812	$437,234

Product warranty reserve activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Beginning balances	$45,260	$50,468	$45,605	$87,882
Charged to cost of revenue	11,019	9,245	28,247	(1,722)
Changes related to pre-existing warranties	2,201	(1,354)	4,874	(9,226)
Settlement of claims	(13,576)	(10,504)	(33,822)	(29,079)
Ending balances	$44,904	$47,855	$44,904	$47,855

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Total

Balance at December 31, 2018	$66	$—	$(132)	$(66)
Other comprehensive income (loss) before reclassifications	(66)	—	364	298
Other comprehensive income (loss)	(66)	—	364	298
Balance at September 28, 2019	$—	$—	$232	$232

5.    Leases

The Company leases its principal facilities located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2019 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company’s leases are primarily accounted for as operating leases. Operating lease ROU assets and short-term and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

liabilities. In June 2019, the lessors of certain of the Company’s San Francisco offices exercised their right to recapture a portion of the office space, which resulted in a reduction of ROU assets of $18.0 million and a reduction of lease liabilities of $22.5 million for a net benefit to operating lease costs of $4.3 million. In addition, the Company accelerated depreciation of leasehold improvements related to the recaptured office space of $5.2 million. The Company has no leases that have not yet commenced as of September 28, 2019.

Total lease cost consists of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019

Finance lease costs:
Amortization of ROU assets	$989	$2,640
Interest on lease liabilities	—	—
Operating lease costs(1)	5,850	16,834
Variable lease costs	1,463	4,108
Sublease income	(479)	(4,110)
Total lease costs	$7,823	$19,472
(1) includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,302	$2,239
Operating cash flows from finance leases	—	—
Operating cash flows from operating leases	6,737	20,775

ROU assets obtained in exchange for lease obligations:
Finance lease liabilities	$—	—
Operating lease liabilities	—	$288

Supplemental balance sheet information related to leases was as follows (in thousands):

September 28, 2019

Finance leases:
Other assets	$—

Accrued liabilities	$464

Operating leases:
Operating lease ROU assets	$71,529

Operating lease liabilities	$23,313
Long-term operating lease liabilities	70,202
Total operating lease liabilities	$93,515

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Weighted-average lease terms and discount rates are as follows:

September 28, 2019

Weighted-average remaining lease terms (in years):
Finance leases	0.3
Operating leases	4.4

Weighted-average discount rates:
Finance leases	—%
Operating leases	5.5%

Maturities of lease liabilities as of September 28, 2019 were as follow (in thousands):

	Finance Leases	Operating Leases
Remaining 2019	$464	$8,808
2020	—	23,862
2021	—	22,459
2022	—	21,931
2023	—	20,149
Thereafter	—	8,321
Total minimum lease payments	$464	$105,530
Less: amount representing interest	—	(12,015)
Total lease liabilities	$464	$93,515

6.    Commitments and Contingencies

Purchase Commitments

The aggregate amount of open purchase orders as of September 28, 2019 was approximately $319.0 million. Of the aggregate amount, $185.0 million related to the Company’s migration to a third-party hosting provider, of which $12.9 million was accrued for as of September 28, 2019. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduces forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of September 28, 2019, $19.1 million was accrued for such liabilities to contract manufacturers.

Letters of Credit

As of September 28, 2019 and December 31, 2018, the Company had outstanding letters of credit of $25.3 million and $36.6 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

Legal Proceedings

Jawbone. Aliphcom, Inc. d/b/a Jawbone (“Jawbone”) and the Company each initiated civil lawsuits against each other in 2015. These included a complaint filed by Jawbone in California state court alleging the misappropriation of certain trade secrets by six former Jawbone employees who had joined Fitbit and who were also named as defendants. On December 8, 2017, the parties

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Sleep Tracking. On May 8, 2015, a purported class action lawsuit was filed against the Company in the U.S. District Court for the Northern District of California, alleging that the sleep tracking function available in certain trackers does not perform as advertised. Plaintiffs sought class certification, restitution, unspecified compensatory and punitive damages, and reasonable costs and expenses including attorneys’ fees. On January 31, 2017, plaintiffs filed a motion for class certification. Plaintiffs’ motion for class certification was granted on November 20, 2017. On April 20, 2017, the Company filed a motion for summary judgment, which the court denied on December 8, 2017. The parties subsequently agreed to a settlement, and on August 1, 2018, the plaintiffs filed a motion for preliminary approval of the class action settlement. At the hearing on September 13, 2018, the court denied preliminary settlement approval without prejudice and ordered revised settlement papers be filed. On November 29, 2018, the court granted preliminary settlement approval and the final approval hearing was scheduled for August 1, 2019. On May 10, 2019, the plaintiffs filed a request for attorneys’ fees. The Company opposed that request. At the final approval hearing, the court indicated that it wanted to see a larger claims rate and asked the parties to submit a re-notice plan. On the fees request, the court offered plaintiffs the option of either having a court-appointed accountant review all of the challenged fees and expenses, or to accept a 90% reduction on those. On August 18, 2019, the plaintiffs filed their fee election, opting for the 90% reduction of challenged fees and expenses. The re-notice plan was approved on October 16, 2019, and new notices have been sent out. The claims deadline is now December 22, 2019. The court has not yet ruled on plaintiff’s fee request.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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
Securities Litigation II. On November 1, 2018, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint alleges violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) arising out of alleged materially false and misleading statements about the Company’s guidance for the fourth quarter of 2016 and full fiscal year 2016 that was provided during the third and fourth quarters of 2016. On November 15, 2018, a second putative securities class action was filed in the same court alleging similar claims against the same defendants. On April 25, 2019, the two actions were consolidated, and a consolidated amended class action complaint was filed on June 24, 2019. The consolidated complaint also alleges violations of Sections 10(b) and 20 of the Exchange Act against the Company and certain officers relating to the Company’s 2016 guidance, on behalf of a putative class of stockholders who purchased Fitbit stock from August 2, 2016 through January 30, 2017. Plaintiffs seek class certification, unspecified compensatory damages, and reasonable costs and expenses including attorneys’ fees. On August 23, 2019, the Company filed a motion to dismiss. The hearing is scheduled for January 8, 2020.
The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.
Philips. On December 4, 2017, Koninklijke Philips N.V. filed a patent infringement suit in Germany in the Regional Court of Mannheim alleging infringement by certain of Fitbit’s products of the German part of EP 1 247 229 B1 (EP229). In October 2018, the case was stayed, pending an appeal of a January 2014 decision by the European Patent Office (EPO) to revoke EP229. On May 31, 2019, the EPO Board of Appeal dismissed the appeal, affirming the decision to revoke EP229. Koninklijke Philips N.V. appealed the EPO Board of Appeal decision on July 30, 2019. On May 30, 2018, Koninklijke Philips N.V. filed a patent infringement suit in the Regional Court of Mannheim alleging infringement by certain of Fitbit’s products of the German part of EP 1 076 806 B1 (EP806). In October 2018, the case was stayed, pending the decision in a parallel nullity proceeding challenging the validity of EP806. On July 22, 2019, Philips North America filed a patent infringement suit in U.S. District Court for the District of Massachusetts alleging infringement of U.S. Patent No. 6,013,007, U.S. Patent No. 7,088,233, U.S. Patent No. 8,277,377, and U.S. Patent No. 6,976,958 by certain of Fitbit’s products. The Company’s response to the complaint is due November 22, 2019.
The Company believes that the allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.

Wynit. In September 2017, Wynit Distribution LLC (“Wynit”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Wynit was previously the Company’s largest customer. The Company ceased to recognize revenue from Wynit, which totaled $8.1 million during the third quarter of 2017. Additionally, the Company recorded a charge of $35.8 million during the third quarter of 2017 comprised of cost of revenue of $5.5 million associated with shipments to Wynit in the third quarter of 2017 and bad debt expense of $30.3 million associated with all of Wynit’s outstanding accounts receivables. The Company maintains credit insurance that covers a portion of the exposure related to its customer receivables. The Company recorded an insurance receivable based on an analysis of its insurance policies, including their exclusions, an assessment of the nature of the claim, and information from its insurance carrier. As of September 30, 2017, the Company had recorded an insurance receivable of $26.8

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

million, included in prepaid expenses and other current assets, associated with the amount it had concluded was probable related to the claim. The $26.8 million insurance receivable allowed the Company to recover $22.7 million of bad debt expense and $4.1 million of cost of revenue, resulting in a net charge of $9.0 million in the consolidated statement of operations comprised of net bad debt expense of $7.6 million and net cost of revenue of $1.4 million. The Company received $21.4 million of the insurance receivable during the fourth quarter of 2017 and the remaining $5.4 million in January 2018.

During the nine months ended September 29, 2018, the Company released $12.4 million in product return and rebate reserves related to Wynit, as it believed the possibility of future claims associated with these reserves was remote. This reserve release resulted in a $12.4 million increase in revenue during the nine months ended September 29, 2018.

On September 4, 2019, plaintiff Nauni Manty, as the chapter 7 trustee of the bankruptcy estate of Wynit Distribution, LLC, et al, filed a complaint in U.S. Bankruptcy Court in the District of Minnesota. The complaint seeks: (1) avoidance and recovery under 11 U.S.C. §§ 547, 550, and 551 against Fitbit; and (2) avoidance and preservation under 11 U.S.C. §§ 547, 551 of a second lien granted to Fitbit on substantially all the debtors’ assets.

The Company believes that the allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.

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

7.    Stockholders’ Equity

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan upon the effectiveness of the 2015 Plan. However, any outstanding stock options and restricted stock units (“RSUs”) granted under the 2007 Plan remain subject to the terms of the 2007 Plan. As of September 28, 2019, 26.7 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
Balance—December 31, 2018	16,263	$3.00
Granted	—	—
Exercised	(817)	$1.53
Forfeited or canceled	(62)	$5.74
Balance—September 28, 2019	15,384	$3.07	$21,357

Stock options vested and expected to vest—September 28, 2019	15,384	$3.07	$21,357
Stock options exercisable—September 28, 2019	15,158	$3.00	$21,357

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of September 28, 2019 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $3.90 as of September 28, 2019.

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2018	18,376	$6.69
Granted	11,987	$5.59
Vested	(8,125)	$7.33
Forfeited or canceled	(3,959)	$6.56
Unvested balance—September 28, 2019	18,279	$5.71

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

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of revenue	$1,446	$1,999	$4,397	$5,129
Research and development	10,557	14,097	34,437	43,858
Sales and marketing	2,587	3,638	8,900	10,996
General and administrative	3,494	4,381	11,441	13,630
Total stock-based compensation expense	$18,084	$24,115	$59,175	$73,613

As of September 28, 2019, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $94.3 million, which the Company expects to recognize over an estimated weighted average period of 1.9 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three and nine months ended September 28, 2019, the Company recorded an expense for income taxes of $1.7 million and $4.0 million, respectively, for an effective tax rate of (3.3)% and (2.0)%, respectively. The effective tax rate for the nine months ended September 28, 2019 was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. and certain of its foreign deferred tax assets, the mix of income/losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

For the three and nine months ended September 29, 2018, the Company recorded an expense (benefit) for income taxes of $(18.8) million and $4.2 million, for an effective tax rate of 90.2% and (2.1)%, respectively. The effective tax rate for the nine months ended September 29, 2018 was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. deferred tax assets, the mix of income and losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized. Included in this tax amount was a discrete tax benefit of $4.0 million in connection with a fixed assets depreciation tax method change filed with the Company’s 2017 income tax return.

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

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. On July 23, 2019, Altera Corp. petitioned the Ninth Circuit Court of Appeals for an en banc rehearing of the Ninth Circuit’s previous decision on June 7, 2019. Since the Ninth Circuit ruling is potentially subject to further judicial review, the Company will continue to monitor developments and potential impacts to our consolidated financial statements.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes,” which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of September 28, 2019, the Company maintains a valuation allowance against all its U.S. deferred tax assets and against certain of its foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

As of September 28, 2019, the total amount of gross unrecognized tax benefits was $47.9 million, of which $25.8 million would affect the effective tax rate if recognized. The Company did not have any tax positions as of September 28, 2019 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

9.    Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net loss	$(51,893)	$(2,056)	$(199,876)	$(201,201)

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	258,753	245,838	256,046	242,746
Effect of dilutive securities	—	—	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	258,753	245,838	256,046	242,746
Net loss per share:
Basic	$(0.20)	$(0.01)	$(0.78)	$(0.83)
Diluted	$(0.20)	$(0.01)	$(0.78)	$(0.83)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Stock options to purchase common stock	15,384	11,982	15,584	12,150
RSUs	18,279	8,123	20,998	8,607
Warrant	230	230	230	230
Diluted impact of ESPP	1,412	191	1,351	177
Total	35,305	20,526	38,163	21,164

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors that accounted for equal to or greater than 10% of total revenue for the three months ended September 28, 2019 and September 29, 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
G	12%	10%	*	*
D	11%	13%	*	*
C	*	12%	*	10%
* Represents less than 10%.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at September 28, 2019 and December 31, 2018 were as follows:

	September 28, 2019	December 31, 2018
G	15%	*
D	13	10%
C	10	12
B	*	16
E	*	11
F	*	10

* Represents less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	$206,654	$230,171	$522,607	$552,118
Americas excluding United States	16,722	24,799	51,227	56,737
Europe, Middle East, and Africa	82,951	104,186	257,612	234,693
APAC	40,873	34,419	101,200	97,236
Total	$347,200	$393,575	$932,646	$940,784

As of September 28, 2019 and December 31, 2018, long-lived assets, which represent property and equipment, located outside the United States were $30.6 million and $36.9 million, respectively.

11.   Acquisitions

2018 Acquisition

In February 2018, the Company completed a purchase of Twine Health, Inc., a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $16.7 million, of which $5.4 million was allocated to developed technology intangible assets, $3.8 million to customer relationships intangible asset, $9.9 million to goodwill, $1.7 million to deferred tax liabilities, $0.2 million to deferred revenue, and $0.6 million to net assumed liabilities. Approximately $2.6 million of the consideration payable to Twine Health, Inc. was held as partial security for certain indemnification obligations, which was paid in August 2019. The acquisition is expected to extend the Company’s reach into healthcare and lay the foundation to expand its offerings to health plans, health systems and self-insured employers, while creating opportunities to increase subscription-based revenue. The amortization periods of the acquired developed technology and customer relationships are approximately four years and seven years, respectively. Goodwill is not deductible for tax purposes.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

12.   Subsequent Events

In October 2019, the Company acquired a privately-held company for total consideration of $6.0 million, which includes contingent consideration of up to $2.2 million. This acquisition is to be accounted for as a business combination. Management is currently evaluating the purchase price allocation for this transaction.

In November 2019, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google LLC, a Delaware limited liability company (“Google”) and Magnoliophyta Inc., a Delaware corporation and wholly owned subsidiary of Google (the “Merger Sub”). Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, the Merger Sub will merge with and into the Company, and the Company will become a wholly owned subsidiary of Google (the “Merger”). If the Merger is completed, Google will acquire all the shares of the Company’s Class A common stock and Class B common stock (together, the “Shares”) for $7.35 per share in cash, without interest (the “Merger Consideration”). All Shares underlying vested stock options and vested stock-based awards will be converted into the right to receive the Merger Consideration (or, in the case of stock options, the difference between the Merger Consideration and the applicable per share exercise price), less any applicable tax withholdings. Unvested stock options and stock-based awards will generally be converted into cash-based awards with an equivalent value based on the Merger Consideration and vesting schedule. The Merger is expected to close in 2020, subject to customary closing conditions, including approval by the Company’s stockholders, the expiration or termination of any waiting periods or receipt of any requisite consents under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval under the antitrust laws of the European Union and other jurisdictions agreed by the parties and satisfaction of other closing conditions.

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

Overview

Today, most of our revenue comes from the sale of wearable devices, including both trackers and smartwatches. Our products are available in over 100 countries worldwide through a variety of channels, including approximately 39,000 retail stores, retailer websites, Fitbit.com and through Fitbit Premium and Fitbit Health Solutions.

On November 1, 2019, we entered into an Agreement and Plan of Merger with Google LLC, or Google, pursuant to which Google has agreed to acquire us for $7.35 per share in cash, valuing us at a fully diluted equity value of approximately $2.1 billion. The merger is expected to close in 2020, subject to customary closing conditions, including approval by our stockholders and regulatory approvals. For more information see Note 12, “Subsequent Events,” in the notes to our condensed consolidated financial statements.

In the first three quarters of 2019, we continued to focus on providing more choice and accessibility to consumers in wearables to drive the acquisition of users. During the first quarter of 2019, we introduced Fitbit Versa Lite Edition, an affordable everyday smartwatch, Fitbit Inspire HR, our most affordable heart rate tracking device, Fitbit Inspire, our even lower-cost tracker, and Fitbit Ace 2, our new tracker for children ages 6 and older. During the third quarter of 2019, we introduced Fitbit Versa 2, a premium, voice-enabled lifestyle smartwatch.

Smartwatch revenue increased to 58% of revenue in the three months ended September 28, 2019, from 48% in the three months ended September 29, 2018. The increase in smartwatch revenue was partly driven by the launch of Fitbit Versa 2.

With the introduction of lower priced devices, average selling price decreased overall in the three and nine months ended September 28, 2019 compared to the same periods in 2018. The decrease in average selling price negatively impacted our gross margin.

Acquiring customers through the sale of a device increases the size of our community of users and also increases the potential for future demand for devices and other monetization opportunities, such as software services or coaching revenue. While software revenue was immaterial in the first three quarters of 2019, we believe a growing community of active users provides us an opportunity to introduce or further develop software services for our community in the future.

During the third quarter of 2019, we launched Fitbit Premium, a paid subscription service that uses the unique data of users to deliver our most personalized experience yet, with actionable guidance and coaching to help users achieve their health and fitness goals. Fitbit Premium leverages insights from over 10 years of Fitbit data, as well as academic and medical expertise to help users move more, sleep better, and eat well with customized programs, advance sleep features, personal insights, thousands of workouts, new challengers, health reports, and more, all in the Fitbit app.

In addition, we continue to focus on growing our Fitbit Health Solutions channel, which delivers health and wellness solutions for employers, health plans and health systems and provides an opportunity to drive demand for our devices and software services. In the fall of 2018, we launched Fitbit Care, a connected health platform that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment. Revenue from the Fitbit Health Solutions channel was approximately 5% of total revenue in the third quarter of 2019.

The following are financial highlights for the three and nine months ended September 28, 2019 and September 29, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue	$347,200	$393,575	$932,646	$940,784
Net loss	$(51,893)	$(2,056)	$(199,876)	$(201,201)
Adjusted EBITDA	$(19,439)	$21,037	$(93,455)	$(80,989)
Devices sold	3,540	3,539	9,999	8,372

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

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement. A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device. In the three and nine months ended September 28, 2019, 45% and 41%, respectively, of Activations came from Repeat Users, with Re-Activated Users representing 52% and 53% of those Repeat Users in each period, respectively. The number of Activations from Repeat Users and the number of Re-Activated Users for any period is measured promptly after the measurement period and is not updated.

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

We define adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation, intangible assets amortization, litigation expense related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of restructuring, impairment of equity investment, interest income, net, and income tax expense (benefit).

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

The following table presents a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net loss	$(51,893)	$(2,056)	$(199,876)	$(201,201)
Stock-based compensation expense	18,084	24,115	59,175	73,613
Litigation expense	—	—	—	765
Restructuring	—	—	2,458	—
Impairment of equity investment	—	6,000	—	6,000
Depreciation and intangible assets amortization	15,089	13,877	49,314	41,254
Interest income, net	(2,388)	(2,072)	(8,476)	(5,599)
Income tax expense (benefit)	1,669	(18,827)	3,950	4,179
Adjusted EBITDA	$(19,439)	$21,037	$(93,455)	$(80,989)

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

The following table presents a reconciliation of net cash used in operating activities to non-GAAP free cash flow (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net cash used in operating activities	$(185,112)	$1,524
Purchase of property and equipment	(26,277)	(40,174)
Non-GAAP free cash flow	$(211,389)	$(38,650)
Net cash provided by investing activities	$7,277	$63,537
Net cash provided by (used in) financing activities	$(8,690)	$(4,790)

Components of our Operating Results

Revenue

We have three sources of revenue: consumer device revenue, Fitbit Health Solutions revenue, and consumer non-device revenue. The vast majority of our total revenue comes from the sale of wearable devices through the retail, direct, and Fitbit Health Solutions channels. Within the Fitbit Health Solutions channel, revenue is comprised of devices, services, and software, with most of our revenue driven by device sales. Consumer non-device revenue represents a small portion of total revenue, primarily from our subscription-based Fitbit Coach and premium services.

We generate substantially all of our revenue from the sale of our wearable devices, which includes both trackers and accessories and smartwatches sold directly to consumers, as well as through our Fitbit Health Solutions channel. We also generate a small portion of our revenue from our subscription-based Fitbit Coach and premium services and from software services sold through our Fitbit Health Solutions channel.

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

Other Income (Expense), Net

Other income (expense), net consists of foreign currency gains and losses, and impairment loss from equity investment.

Income Tax Expense

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits, and changes in tax laws.

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding the U.S. Treasury Department’s regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. This opinion reversed the prior decision of the U.S. Tax Court. On July 23, 2019, Altera Corp. petitioned the Ninth Circuit Court of Appeals for an en banc rehearing of the Ninth Circuit’s previous decision on June 7, 2019. Since the Ninth Circuit ruling is potentially subject to further judicial review, we will continue to monitor developments and potential impacts to our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Consolidated Statements of Operations Data:
Revenue	$347,200	$393,575	$932,646	$940,784
Cost of revenue(1)	239,248	240,061	627,027	554,132
Gross profit	107,952	153,514	305,619	386,652
Operating expenses:
Research and development(1)	65,693	79,840	213,651	256,223
Sales and marketing(1)	71,296	66,676	222,972	239,573
General and administrative(1)	23,083	24,812	74,640	91,111
Total operating expenses	160,072	171,328	511,263	586,907
Operating loss	(52,120)	(17,814)	(205,644)	(200,255)
Interest income, net	2,388	2,072	8,476	5,599
Other income, net	(492)	(5,141)	1,242	(2,366)
Loss before income taxes	(50,224)	(20,883)	(195,926)	(197,022)
Income tax expense	1,669	(18,827)	3,950	4,179
Net loss	$(51,893)	$(2,056)	$(199,876)	$(201,201)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock-Based Compensation Expense:
Cost of revenue	$1,446	$1,999	$4,397	$5,129
Research and development	10,557	14,097	34,437	43,858
Sales and marketing	2,587	3,638	8,900	10,996
General and administrative	3,494	4,381	11,441	13,630
Total stock-based compensation expense	$18,084	$24,115	$59,175	$73,613

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	69	61	67	59
Gross profit	31	39	33	41
Operating expenses:
Research and development	19	20	23	27
Sales and marketing	21	17	24	25
General and administrative	7	6	8	10
Total operating expenses	46	43	55	62
Operating loss	(15)	(4)	(22)	(21)
Interest income, net	1	1	1	1
Other income (expense), net	—	(1)	—	—
Loss before income taxes	(14)	(4)	(21)	(20)
Income tax expense (benefit)	—	(5)	—	—
Net loss	(15)%	(1)%	(21)%	(20)%

Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 28, 2019	September 29, 2018	$	%	September 28, 2019	September 29, 2018	$	%
Revenue	$347,200	$393,575	$(46,375)	(12)%	$932,646	$940,784	$(8,138)	(1)%

Revenue decreased $46.4 million, or 12%, from $393.6 million for the three months ended September 29, 2018 to $347.2 million for the three months ended September 28, 2019. The decrease was driven by a decrease in average selling price, which decreased by 12%, from $108 for the three months ended September 29, 2018 to $96 for the three months ended September 28, 2019, primarily due to sales of our recently introduced devices at lower price points. The decrease in average selling price was also driven by an increase in rebates and promotions to retailers and distributors, primarily for the Fitbit Versa family. Demand for our smartwatches increased to 58% of revenue in the three months ended September 28, 2019, compared to 48% in the same period in 2018, while demand for our trackers decreased to 39% of our revenue in the three months ended September 28, 2019, compared to 50% of our revenue in the same period in 2018. Total number of devices sold remained flat with 3.5 million devices sold both in the three months ended September 29, 2018 and in the three months ended September 28, 2019. Revenue from new product introductions, or NPI, defined as new products shipped in the past 12 months, decreased by 2% to $211.7 million, or 61% of revenue, in the three months ended September 28, 2019 compared to the same period in 2018. NPI revenue for the three months ended September 28, 2019 was from Fitbit Ace 2, Fitbit Versa Lite Edition, Fitbit Inspire HR, Fitbit Inspire, and Fitbit Versa 2. Revenue from our direct channel, Fitbit.com, increased 23% to $27.2 million, or 8% of revenue, in the three months ended September 28, 2019 compared to $22.1 million, or 6% of revenue, in the same period in 2018.

Revenue decreased $8.1 million, or 1%, from $940.8 million for the nine months ended September 29, 2018 to $932.6 million for the nine months ended September 28, 2019. The decrease was driven by a decrease in average selling price, which decreased from $108 for the nine months ended September 29, 2018 to $91 for the nine months ended September 28, 2019, primarily due to sales of our recently-introduced devices at lower price points. The decrease in average selling price was also driven by an increase in rebates and promotions to retailers and distributors, primarily for the Fitbit Versa family. Total number of devices sold increased 19%, from 8.4 million in the nine months ended September 29, 2018 to 10.0 million in the nine months ended September 28, 2019. During the nine months ended September 29, 2018, we also benefited from $12.4 million in revenue from the release of outstanding product return and rebate reserves related to Wynit Distribution, LLC, or Wynit, a distributor who filed for bankruptcy protection in September 2017, as we believe the possibility of future claims associated with these reserves is remote. NPI revenue remained flat at $499.8 million or 54% of revenue in the nine months ended September 28, 2019, compared to $503.7 million or 54% of revenue in the same period in 2018. NPI revenue for the nine months ended September 28, 2019 included Fitbit Ace 2, Fitbit Versa Lite Edition, Fitbit Inspire HR, Fitbit Inspire and Fitbit Versa 2. Revenue from our direct channel remained flat at 10% of revenue or $88.8 million in the nine months ended September 28, 2019, compared to 10% of revenue or $96.4 million in the nine months ended September 29, 2018.

U.S. revenue, based on ship-to destinations, decreased $23.5 million, or 10%, from $230.2 million for the three months ended September 29, 2018 to $206.7 million for the three months ended September 28, 2019. International revenue, based on ship-to destinations, decreased $22.9 million, or 14%, from $163.4 million for the three months ended September 29, 2018 to $140.5 million for the three months ended September 28, 2019, primarily due to a decrease of 20% in the EMEA region.

U.S. revenue decreased $29.5 million, or 5%, from $552.1 million for the nine months ended September 29, 2018 to $522.6 million for the nine months ended September 28, 2019. International revenue increased $21.4 million, or 5%, from $388.7 million for the nine months ended September 29, 2018 to $410.0 million for the nine months ended September 28, 2019, primarily due to an increase in revenue of 10% in the EMEA region.

Cost of Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 28, 2019	September 29, 2018	$	%	September 28, 2019	September 29, 2018	$	%
Cost of revenue	$239,248	$240,061	$(813)	—%	$627,027	$554,132	$72,895	13%
Gross profit	107,952	153,514	(45,562)	(30)%	305,619	386,652	(81,033)	(21)%
Gross margin	31%	39%			33%	41%

Cost of revenue remained flat from $240.1 million for the three months ended September 29, 2018 to $239.2 million for the three months ended September 28, 2019, and increased $72.9 million, or 13%, from $554.1 million for the nine months ended September 29, 2018 to $627.0 million for the nine months ended September 28, 2019. The increase during the nine months ended September 28, 2019 was primarily due to lower warranty costs in the nine months ended September 29, 2018.

Gross margin decreased from 39% for the three months ended September 29, 2018 to 31% for the three months ended September 28, 2019, and from 41% for the nine months ended September 29, 2018 to 33% for the nine months ended September 28, 2019, primarily due to our product mix shift from trackers to smartwatches, as well as a decrease in average selling price. The nine months ended September 29, 2018 also benefited from lower warranty costs associated with certain legacy products.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 28, 2019	September 29, 2018	$	%	September 28, 2019	September 29, 2018	$	%
Research and development	$65,693	$79,840	$(14,147)	(18)%	$213,651	$256,223	$(42,572)	(17)%

Research and development expenses decreased $14.1 million, or 18%, from $79.8 million for the three months ended September 29, 2018 to $65.7 million for the three months ended September 28, 2019. The decrease was primarily due to an $11.8 million decrease in personnel-related expenses related to a 6% decrease in headcount, and a $1.2 million decrease in IT-related expenses.

Research and development expenses decreased $42.6 million, or 17%, from $256.2 million for the nine months ended September 29, 2018 to $213.7 million for the nine months ended September 28, 2019. The decrease was primarily due to a $30.9 million decrease in personnel-related expenses related to a 10% decrease in headcount, a $6.8 million decrease in consulting and contractor expenses, a $4.1 million decrease in allocation of facilities and IT-related expenses, and a $1.3 million decrease in travel expenses.

Sales and Marketing

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 28, 2019	September 29, 2018	$	%	September 28, 2019	September 29, 2018	$	%
Sales and marketing	$71,296	$66,676	$4,620	7%	$222,972	$239,573	$(16,601)	(7)%

Sales and marketing expenses for the three months ended September 28, 2019 increased $4.6 million, or 7%, from $66.7 million for the three months ended September 29, 2018 to $71.3 million for the three months ended September 28, 2019. The increase was primarily due to an increase of $11.6 million related to marketing activities, driven by higher media spend to support the Fitbit Versa 2 launch, offset by a decrease of $3.2 million in personnel-related expenses related to an 8% decrease in headcount, and a $2.6 million decrease in customer support costs due to improved quality and reduced case volume of our products.

Sales and marketing expenses decreased $16.6 million, or 7%, from $239.6 million for the nine months ended September 29, 2018 to $223.0 million for the nine months ended September 28, 2019. The decline was primarily due to a $7.9 million decrease in customer support costs, a $4.9 million decrease in personnel-related expenses related to an 8% decrease in headcount, a $1.9 million decrease in IT-related expenses, and a $1.7 million decrease in marketing spend.

General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 28, 2019	September 29, 2018	$	%	September 28, 2019	September 29, 2018	$	%
General and administrative	$23,083	$24,812	$(1,729)	(7)%	$74,640	$91,111	$(16,471)	(18)%

General and administrative expenses for the three months ended September 28, 2019 decreased $1.7 million, or 7%, from $24.8 million for the three months ended September 29, 2018 to $23.1 million for the three months ended September 28, 2019. The decrease was primarily due to a $4.0 million decrease in personnel-related expenses related to a 1% decrease in headcount, offset by a $1.7 million increase in legal fees.

General and administrative expenses decreased $16.5 million, or 18%, from $91.1 million for the nine months ended September 29, 2018 to $74.6 million for the nine months ended September 28, 2019. The decrease was primarily due to a $8.1 million decrease in personnel-related expenses related to a 3% decrease in headcount, a $7.0 million decrease in legal fees, and a $3.7 million decrease in consulting and contractor expenses.

Interest and Other Income, Net

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 28, 2019	September 29, 2018	$	%	September 28, 2019	September 29, 2018	$	%
Interest income, net	$2,388	$2,072	$316	15%	$8,476	$5,599	$2,877	51%
Other income (expense), net	(492)	(5,141)	4,649	(90)%	1,242	(2,366)	3,608	(152)%

Interest income, net increased $0.3 million, from $2.1 million for the three months ended September 29, 2018 to $2.4 million for the three months ended September 28, 2019, primarily due to slightly higher interest rates earned on cash, cash equivalents and marketable securities. Other income (expense), net increased primarily due an impairment loss of $6.0 million from an equity investment during the three months ended September 29, 2018, offset partially by a decrease in foreign currency gains.

Interest income, net increased $2.9 million, from $5.6 million for the nine months ended September 29, 2018 to $8.5 million for the nine months ended September 28, 2019, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income (expense), net decreased primarily due an impairment loss of $6.0 million from an equity investment during the nine months ended September 29, 2018, offset partially by a decrease in foreign currency gains.

Income Tax Expense

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 28, 2019	September 29, 2018	$	%	September 28, 2019	September 29, 2018	$	%
Income tax expense (benefit)	$1,669	$(18,827)	$20,496	(109)%	$3,950	$4,179	$(229)	(5)%
Effective tax rate	(3.3)%	90.2%			(2.0)%	(2.1)%

Income tax expense increased $20.5 million, from a benefit of $18.8 million for the three months ended September 29, 2018, to an expense of $1.7 million for the three months ended September 28, 2019. Our effective tax rate was (3.3)% and 90.2% for the three months ended September 28, 2019 and September 29, 2018, respectively. The change in our effective tax rate for the three months ended September 28, 2019 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets, and the mix of income/losses between our U.S. and foreign jurisdictions.

Income tax expense decreased $0.2 million, from an expense of $4.2 million for the nine months ended September 29, 2018 to an expense of $4.0 million for the six months ended September 28, 2019. Our effective tax rate was (2.0)% and (2.1)% for the nine months ended September 28, 2019 and September 29, 2018, respectively. The change in our effective tax rate for the nine months ended September 28, 2019 was primarily due to the impact of a full valuation allowance on our U.S. deferred tax assets, and the mix of income/losses between our U.S. and foreign jurisdictions.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sale of our equity securities. As of September 28, 2019, we had cash and cash equivalents of $287.4 million and marketable securities of $214.8 million, approximately 85% of which are held by a U.S. legal entity in the United States.

Of our total cash, cash equivalents, and marketable securities, $85.3 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations, and based on our current plans, we do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

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

As of September 28, 2019, we had outstanding letters of credit of $25.3 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net cash provided by (used in):
Operating activities	$(185,112)	$1,524
Investing activities	7,277	63,537
Financing activities	(8,690)	(4,790)
Net change in cash and cash equivalents	$(186,525)	$60,271

Cash Flows from Operating Activities

Net cash used in operating activities of $185.1 million for the nine months ended September 28, 2019 was primarily due to a decrease in net change in operating assets and liabilities of $117.6 million, which consisted of a decrease in accounts payables and accrued liabilities of $49.2 million as a result of lower operating activity during the current period, and an increase in inventory of $125.5 million, primarily related to Fitbit Versa Lite Edition, Fitbit Inspire, Fitbit Inspire HR, and Fitbit Versa 2, partially offset by a decrease in accounts receivable of $68.6 million. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, increased from 70 days as of December 31, 2018 to 72 days as of September 28, 2019 due to slower collections during the three months ended September 28, 2019 compared to the fourth quarter of 2018.

The net change in operating activities was also impacted by non-cash adjustments of $132.4 million, primarily resulting from stock-based compensation expense of $59.2 million, non-cash lease expense of $18.0 million, depreciation expense of $43.2 million, intangible assets amortization of $6.1 million, and provision for inventory obsolescence of $5.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 28, 2019 of $7.3 million was primarily due to maturities and sales of marketable securities of $322.1 million, offset by purchases of marketable securities of $288.0 million and purchases of property and equipment of $26.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 28, 2019 was primarily due to $13.5 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans, offset by $7.0 million in proceeds from exercise of stock options and stock purchases made through our 2015 ESPP.

Contractual Obligations and Other Commitments

Our future minimum lease payments under finance and operating leases as of September 28, 2019 were $0.5 million and $93.5 million, respectively.

The aggregate amount of open purchase orders as of September 28, 2019 was approximately $319.0 million. Of the aggregate amount, $185.0 million related to our migration to a third-party hosting provider, of which $12.9 million was accrued for as of September 28, 2019. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of September 28, 2019, $19.1 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $29.5 million as of September 28, 2019.

Off-Balance Sheet Arrangements

As of September 28, 2019, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of September 28, 2019, we had cash and cash equivalents of $287.4 million and marketable securities of $214.8 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had no outstanding contracts in cash flow hedges for forecasted revenue transactions as of September 28, 2019. Our outstanding balance sheet hedges were $118.6 million as of September 28, 2019. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act as of September 28, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 28, 2019, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting, previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which has not yet been fully remediated.

Notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plans. As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, management determined that we did not maintain effective controls over the accuracy of the inputs in the sales order entry process. Specifically, we did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. This control deficiency did not result in a misstatement for the years ended December 31, 2017 and December 31, 2018; however, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness that had not been remediated as of September 28, 2019.

We have identified and begun implementing changes to our internal control over financial reporting to remediate the control deficiencies that led to the material weakness. We have made progress toward remediating the material weakness by:

•redesigning controls over the inputs of the sales order entry process, including the design of systematic checks and new reports to review inputs, and design of monitoring controls,
•adding additional resources, and
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

Risks Related to Our Business

The announcement and pendency of our agreement to be acquired by Google LLC could have an adverse effect on our business.

On November 1, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Google LLC, or Google, pursuant to which a wholly-owned subsidiary of Google will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into us, and we will be the surviving corporation of the merger and will become a wholly owned subsidiary of Google. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger, each share of our Class A common stock and Class B common stock issued and outstanding immediately prior to the effective time of the merger will be canceled and automatically converted into the right to receive $7.35 in cash, without interest.

Uncertainty about the effect of the proposed merger on our employees, customers, users, partners and suppliers may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management attention and resources towards the completion of the merger, which could materially adversely affect our business and operations.

Our customers and users may experience uncertainty associated with the merger, including with respect to treatment of user data and concerns about possible changes to our products and services or policies. Similarly, our partners and suppliers may experience uncertainty associated with the merger, including with respect to current or future business relationships with us. Uncertainty may cause customers or users to refrain from purchasing our products and services, and partners and suppliers may seek to change existing business relationships, which could result in an adverse effect on our business, operations and financial condition in a way that may be material to our company.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the merger with Google could adversely affect our business.

Completion of the merger with Google is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. If the merger or a similar transaction is not completed, the share price of our Class A common stock may drop to the extent that the current market price of our Class A common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement provides that we will be required to pay Google a termination fee of $80 million in certain circumstances, including if we terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) and $21 million if either we or Google terminate the Merger Agreement because our stockholders fail to adopt the Merger Agreement at a special meeting of our stockholders at which a vote on such adoption is taken. Further, a failure to complete the merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, users, partners and suppliers, could continue or accelerate in the event of a failure to complete the merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

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

The wearables device market has a multitude of participants, including large, broad-based consumer electronics companies that either compete in our market or adjacent markets or have announced plans to do so, such as Apple, Google, LG and Samsung. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. For example, the Apple Watch includes electrocardiogram (ECG) functionality and fall detection capability. We also face competition from manufacturers of lower-cost devices, such as Xiaomi with its Mi Band devices, and Huawei. Market participants also include specialized consumer electronics companies such as Garmin, as well as traditional watch companies such as Fossil. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

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

In addition, although we intend to build out our recurring non-device revenue offerings, it is possible that consumers or enterprise customers may not be receptive to these new services or that revenue from these offerings may continue to be immaterial. For example, in the third quarter of 2019, we launched Fitbit Premium, a paid subscription service that delivers a personalized experience with guidance and coaching. In addition, in the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers. To date, revenue from non-device offerings has been an immaterial portion of our overall revenue. In addition, we have limited experience operating services outside of our core device business. Our ability to forecast revenue and other financial and operating results for any new service, such as Fitbit Premium and Fitbit Care, is inherently uncertain, and our actual results may vary significantly from what we desire or predict or from the estimates of analysts.

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

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services and other offerings. For example, in 2019, we started shipping Fitbit Versa 2, the next generation of Fitbit Versa, Fitbit Versa Lite Edition, an everyday smartwatch, and the Fitbit Inspire family, our newest activity trackers. In the third quarter of 2019, we launched Fitbit Premium, a paid subscription service. In addition, in the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers. We typically have several products and services in development at the same time. The success of new or enhanced products and services depends on a number of factors including, among other things, anticipating and effectively addressing consumer preferences and demand; timely and successful research and development; appropriate pricing and go-to-market strategies; the success of our sales and marketing efforts; effective forecasting and management of product demand, purchase commitments, and inventory levels; effective management of manufacturing and supply costs; and the quality of or any defects in our products.

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

We must also successfully manage introductions of new or enhanced products or services. Introductions of new or enhanced products or services could adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches, retailers may be granted stock rotation rights and price protection, and we may experience higher returns from retailers or users of existing products, although some may continue to purchase existing products in lieu of new or enhanced products. We may face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new products may have varying selling prices and costs compared to legacy products, which could negatively impact our gross margins and operating results. For example, in the third quarter of 2019, gross margins decreased on a year-over-year basis, due in part to a decrease in average selling price associated with new products. We have also historically incurred higher levels of sales and marketing expenses accompanying each product introduction.

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

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs, the sale of inventory at discounted prices, and other actions, which have caused and may continue to cause our gross margin to decline and could impair the strength of our brand. For example, during 2018 and the nine months ending September 28, 2019, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, price protection on certain products, and rebates. Reserves and write-downs for rebates, promotions, and excess inventory and tooling and manufacturing capacity are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than forecast, which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

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

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. Although our annual revenue in 2016 was up 17% compared to 2015, our annual revenue in 2017 declined 26% compared to 2016, and our revenue in 2018 declined 6% compared to 2017. Our revenue in the nine months ended September 28, 2019 decreased 1% compared to the nine months ended September 29, 2018. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.

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

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $199.9 million in the nine months ended September 28, 2019, and a net loss of $185.8 million for the fiscal year ended December 31, 2018. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses in the future.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success also depends on our ability to manage our operating expenses effectively. Our employee headcount and the scope and complexity of our business have increased significantly during recent years, although the number of employees decreased 7% on a year-over-year basis to 1,625 employees as of September 28, 2019. We have incurred significant net losses of $199.9 million in the nine months ended September 28, 2019, and $185.8 million and $277.2 million in 2018 and 2017, respectively.

In addition, we are investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $65.7 million and $79.8 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $213.7 million and $256.2 million for the nine months ended September 28, 2019 and September 29, 2018, respectively.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay area where our corporate headquarters are located, and we may incur significant costs to attract personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment, and the significant decline in the price of our Class A common stock since our initial public offering may adversely affect our ability to attract or retain highly skilled employees. Fluctuations in the price of our Class A common stock may also make it more difficult or costly to use equity awards to motivate, incentivize and retain our employees. Furthermore, there can be no assurances that the number of shares reserved for issuance under our equity incentive plans will be sufficient to grant equity awards adequate to recruit new employees and to compensate existing employees. Additionally, changes in immigration laws may make it harder to attract and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost effective.

In order to increase awareness of our products and services and acquire new users, we have spent, and expect to continue spending, significant amounts on advertising and other marketing campaigns in various media, such as television, cinema, print advertising, and social media. In 2018 and the nine months ended September 28, 2019, advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $161.5 million and $105.9 million, respectively, both representing approximately 11% of our revenue. Co-op advertising costs were $80.3 million and $54.7 million for 2018 and the nine months ended September 28, 2019, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, our campaigns may be less effective than anticipated if we fail to identify advertising opportunities that satisfy our anticipated return on advertising spend or fail to accurately predict user acquisition, including the conditions and behaviors that drive user behavior. In addition, the timing of our advertising and promotional spend may impact the timing of expected sales of our products and services. Particularly during the holiday season, there is significant competition for consumer spending, and we may not realize our expected sales or recover our advertising and promotional spend if other promotions or products are more compelling. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for new product introductions. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services. Further, promotional activity may adversely affect our gross margin.

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

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2018, 2017 and the nine months ended September 28, 2019, we derived less than 1% of our revenue from sales of our subscription-based premium services to consumers. However, in the future we plan to increase sales of subscriptions to these services. For example, in the third quarter of 2019, we launched Fitbit Premium, a paid subscription service that delivers a personalized experience with guidance and coaching. In addition, in October 2017, we launched Fitbit Coach, our premium guidance and coaching paid offering, and we intend to further build out our recurring non-device revenue offerings. If consumer reception is unfavorable or we are unable to successfully further develop, market and sell our premium services, we may be deprived of a potentially significant source of revenue in the future. In addition, sales of our premium services may lead to additional sales of our wearable devices and user engagement with our platform. As a result, our future growth and financial performance may depend, in part, on our ability to sell more subscriptions to our premium services.

If efforts to mitigate tariffs on our products imported into the United States from China are unsuccessful, or if related counter-measures are taken by China, it could have a material adverse impact on our business.

In general, our products are assembled in China by contract manufacturers using components sourced from suppliers worldwide, making the pricing and availability of our products susceptible to international trade risks. In 2018, the United States imposed additional duties, ranging from 10% to 25%, on a variety of goods imported from China. While these tariffs did not affect our products, in May 2019, the United States proposed to place tariffs on essentially all remaining Chinese-origin imports. Subsequently, the Trump Administration announced that 15% tariffs would be imposed on a subset of these goods, including wearables, effective September 1, 2019.
We began exploring possibilities to mitigate proposed tariffs in 2018, in response to the Administration's concerns regarding China and the ongoing tariff threat.  We have made and continue to seek to make additional changes to our supply chain and manufacturing operations that we believe will significantly reduce our exposure to the tariffs on Chinese-origin products.  Based on the progress we have made to date, we do not expect these tariffs to have a substantial ongoing impact on our operations beginning in 2020. We will also continue to seek opportunities to mitigate the impact of these tariffs on our fourth quarter results, including by petitioning for an exclusion when the request period opens on October 31, 2019. However, if we are not successful in mitigating the effects of the tariffs or any related counter-measures that may be taken by China, our revenue, gross margins, and operating results may be adversely affected.

We are, and may in the future be, subject to claims and lawsuits alleging that our products fail to provide accurate measurements and data to our users.

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

In 2018 and the nine months ended September 28, 2019, our five largest retailers and distributors accounted for approximately 42% and 41%, respectively, of our revenue. Of these retailers and distributors, D&H Distribution Company and Amazon.com each accounted for approximately 10% of our revenue for 2018, and for the three months ended September 28, 2019, Kohl's Department Stores, Inc. accounted for approximately 12% of our revenue and D&H Distribution Company accounted for approximately 11% of our revenue . No retailer or distributor accounted for over 10% of our revenue for the nine months ended September 28, 2019. The loss of, or reduction in business with, one or more of our large retailers or distributors could have a significant adverse impact on our operating results. For example, Wynit, historically our largest customer at the time, filed for bankruptcy protection in September 2017. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

Certain privacy laws and regulations also apply to the collection of personal information from children, including the Children’s Online Privacy Protection Act (COPPA) and GDPR. In the first quarter of 2018, we introduced Fitbit Ace, our first activity tracker designed for children and, in the first quarter of 2019, we introduced Fitbit Ace 2, our new tracker for children ages 6 and older for use with Fitbit family accounts.

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

Governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users’ data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

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

The outcome and impact of such claims, lawsuits, government investigations, and proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines, or penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, criminal sanctions, or orders preventing us from offering certain products or services, requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could harm our business.

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

 The global nature of our business operations also creates various domestic and foreign regulatory challenges and subjects us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, and our products are also subject to U.S. export controls, including the U.S.

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

In March 2014, we voluntarily recalled one of our products, the Fitbit Force, after some users reported experiencing allergic reactions to adhesives in the wristband. These reactions included skin irritation, rashes, and blistering. We have provided and are continuing to provide full refunds to consumers who return the Fitbit Force. The remaining reserve for such refunds was immaterial as of September 28, 2019. In addition, a number of federal and state class action lawsuits were filed asserting personal injury claims relating to the Fitbit Force, all of which have been settled.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $2.81 to $51.90 through September 28, 2019. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of September 28, 2019, there were 259.9 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act, and various vesting agreements, as well as our insider trading policy.

In addition, as of September 28, 2019, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.3 million shares of Class A common stock and 14.0 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had RSUs outstanding as of September 28, 2019 that may be settled for 18.3 million shares of Class A common stock. As of September 28, 2019, all of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 28, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

None.

Item 6. Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certification of Chief Executive Officer.					X
32.2#	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2019 is formatted in iXBRL.					X

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

FITBIT, INC.

Date:	November 7, 2019	/s/ Ronald W. Kisling
Ronald W. Kisling
Chief Financial Officer (Principal Financial and Accounting Officer)