Form 10-K
period 2019-12-31
FITBIT, INC.
filed 2020-02-27
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

(Mark one)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sale price of the registrant's Class A common stock on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.0 billion.

As of February 14, 2020, there were 235,956,941 shares of the registrant’s Class A common stock outstanding and 29,318,245 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

Fitbit, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2019

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•the expected timing and anticipated closing of our pending acquisition by Google LLC;
•our future revenue, cost of revenue, gross margin, operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
•continued investments in research and development, sales and marketing, and international expansion, and the impact of those investments;
•competitors and competition in our markets;
•our ability to anticipate and satisfy consumer preferences;
•our smartwatches and their market acceptance and future potential;
•our ability to develop and introduce new products and services, including recurring non-device revenue offerings, and improve our existing products and services;
•our ability to grow and engage our user base;
•our expectations to derive the substantial majority of our revenue from sales of devices;
•our ability to accurately forecast consumer demand and adequately manage inventory;
•trends in our quarterly operating results and other operating metrics;
•the impact of the recent outbreak of the COVID-19 virus on the development, manufacturing, and shipment of our products, particularly in China;
•the impact of tariffs or other restrictions placed on our products imported into the United States from other countries, including China;
•the impact of changes in tax laws on our operating results;
•the impact of our adoption of accounting pronouncements;
•our ability to deliver an adequate supply of product to meet demand;
•our ability to maintain and promote our brand and expand brand awareness;
•our ability to detect, prevent, or fix defects;
•our reliance on third-party suppliers, contract manufacturers, and logistics providers and our limited control over such parties;
•legal proceedings and the impact of such proceedings;
•the effect of seasonality on our results of operations;
•our ability to attract and retain highly skilled employees;
•the impact of our acquisitions in enhancing the features and functionality of our devices;
•the impact of foreign currency exchange rates;
•the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and
•general market, political, economic and business conditions.

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

PART I

Item 1. Business

Unless the context otherwise requires, the terms “Fitbit,” “we,” “us,” “our,” and the “Company” in this Annual Report on Form 10-K refer to Fitbit, Inc. and, as applicable, its consolidated subsidiaries.

Our Vision

To make everyone in the world healthier.

Our Mission

To help people achieve positive health, wellness, and fitness outcomes by empowering them with intelligent insights, personalized guidance, and the motivation to reach their goals.

Overview

Fitbit is a technology company focused on delivering health solutions that impact health outcomes. The Fitbit platform combines wearable devices with software and services to give our users tools to help them reach their health and fitness goals, augmented by general purpose features that add further utility and drive user engagement. Our wearable devices, which include health and fitness trackers and smartwatches, enable our users to view data about their daily activity, exercise, and sleep in real-time. Our software and services, which include an online dashboard and mobile app, provide our users with data analytics, motivational and social tools, and virtual coaching through customized fitness plans and interactive workouts. In addition, our software and services drive engagement and can be leveraged to provide personalized insights. Together, our devices, services, and software have helped millions of users on their health and fitness journeys be more active, sleep better, eat smarter, and manage their weight. Fitbit appeals to a wide spectrum of consumers by addressing key health and fitness needs with advanced technology embedded in simple-to-use products and services.

The core of our platform is our family of wearable devices. These devices automatically track users’ daily steps, calories burned, distance traveled, and active minutes, and display real-time feedback to encourage users to become more active in their daily lives. Most of our wearable devices also measure floors climbed, and sleep duration and quality, and our more advanced products track heart rate and GPS-based information such as speed, distance, and exercise routes. Several of our devices also have more advanced features such as the ability to receive call and text notifications, and certain of our devices offer contactless payments, on-board music, notifications, and the ability to download third-party apps. To accompany certain of our products, we offer accessories that include interchangeable wrist bands and frames, colored clips, device charging cables, wireless sync dongles, band clasps, and Fitbit apparel. In addition, we offer Wi-Fi and Bluetooth® connected scales that record weight, body fat, and body mass index or BMI. We are able to enhance the functionality and features of our wearables through wireless updates.

Our platform also includes software that helps to encourage healthy behavior changes in three areas: activity, sleep, and nutrition. The software includes our online dashboard and mobile apps, which wirelessly and automatically sync with our devices. It enables users to see trends and achievements and access motivational tools such as coaching and guidance, or connections to our community. We believe gamifying behaviors and providing virtual badges, real-time progress notifications, social support, and a competition dashboard helps drive engagement. Our direct connection with our users also enables us to provide personalized insights. In addition, we extend the value of our platform through our open application programming interface, or API, which enables third-party developers to create health and fitness apps that interact with our platform. Through our open platform and our large community of users, we have established an ecosystem that includes thousands of third-party health and fitness apps that connect with our products and enhance the Fitbit experience.

Our platform enables a wide range of people to get fit their own way, whatever their interests and goals. Our users range from people interested in improving their health and fitness through everyday activities, to endurance athletes seeking to maximize their performance. To address this wide range of needs, we design our devices, apps, and services to be easy to use so that they fit seamlessly into peoples’ daily lives and activities. Our users can sync their Fitbit devices with and view their dashboard on their computers and over 200 mobile devices, including iOS, Android, and Windows Phone products. This cross-platform capability coupled with broad global distribution has enabled us to attract what we believe is one of the largest communities of wearable device users. The size of our user community increases the likelihood that our users will be able to find and engage with like-minded individuals, friends, and family, creating positive network effects that reinforce our growth. In addition, data from our large community enables us to enhance our product features, provide improved insights, and offer more valuable guidance for our users.

On November 1, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google LLC, or Google, pursuant to which Google has agreed to acquire us for $7.35 per share in cash, valuing us at a fully diluted equity value of approximately $2.1 billion. Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, we will become a wholly owned subsidiary of Google (the “Merger”). The Merger is expected to close in 2020, subject to customary closing conditions, including regulatory approvals. The Merger was approved by our stockholders on January 3, 2020. For more information see Note 1, “Basis of Presentation,” in the notes to our consolidated financial statements.

The Fitbit Platform

Our wearable platform is designed to enable our users to improve their health and fitness by:

•Tracking activities through our wearable devices. We empower users to live healthier, more active lifestyles by both tracking the information that matters most to them and providing them with real-time feedback. Our wearable devices span multiple styles, form factors, and price points, and, as a result, address the needs of a wide range of people—from people simply looking to get fit by increasing their activity levels, to endurance athletes seeking to maximize their performance. Our devices, which include both health and fitness trackers and smartwatches and our Wi-Fi and Bluetooth connected scales, feature proprietary and advanced sensor technologies and algorithms, and long battery lives. In addition, the ease of use and small, lightweight, and durable designs of our devices help them fit effortlessly into our users’ lifestyles.

•Learning through our online dashboard and mobile apps. We offer our users a personalized online dashboard and mobile apps that sync automatically with and display data from our wearable devices. We provide our users with a wide range of information and analytics, such as charts and graphs of their progress and the ability to log caloric intake. Both our online dashboard and mobile apps are free and work with all of our wearable devices. Our internally-developed software is regularly updated and enhanced, increasing the utility of our platform.

•Staying motivated through social features, notifications, challenges, and virtual badges. Our products help millions of users achieve their goals both individually and within the community that they choose. On an individual level, we motivate users by delivering real-time feedback, including notifications, leaderboard and challenge updates, and virtual badges. Our platform also offers users social features that allow them to view and participate in a social feed, receive and provide support through specific groups organized by activity or health, and engage in friendly competition. Users can securely share some or all of their health and fitness information on an opt-in basis with friends, family, and other parties, and compete against each other on key statistics through leaderboards and daily or multi-day fitness challenges. In addition, users can choose to share their data with thousands of third-party apps and through social networks on an opt-in basis. As users create more connections on our network, they often benefit from higher levels of activity.

•Improving health and fitness through goal-setting, personalized insights, premium services, and virtual coaching. Our primary goal is to help our users improve their health and fitness. We believe our platform assists users in changing their daily behavior, such as going for a run or walking more to reach a goal or win a challenge. We empower our users to set their own health and fitness goals and track their progress towards these goals. We also offer premium services on a subscription basis that provide personalized insights and virtual coaching through customized guidance and coaching, customized programs, advanced sleep features, and interactive video-based exercise experiences on mobile devices and computers. Our premium services feature in-depth data analysis and personalized reports, as well as benchmarking against peers.

Our Competitive Strengths

We believe our competitive strengths are brand, community, and data.

Brand

•Fitbit is a leading global wearables brand. We stand for health and fitness and have a trusted relationship with our users. We have a singular focus on driving positive health outcomes by targeting activity, sleep, and nutrition.

•Broad and differentiated go-to-market strategy. We have developed a broad go-to-market strategy designed to reach individuals regardless of where they shop. We sell our products in over 39,000 retail stores and in over 100 countries, through our retailers’ websites, through our online store at Fitbit.com, and through Fitbit Health Solutions. We believe the breadth and depth of our established selling channels and prominent presence in retail stores would be difficult for a competitor to replicate.

Community

•Broad range of wearable devices. We believe everyone’s approach to fitness is different, so we offer our users a range of wearable devices spanning multiple styles, form factors, features, and price points to allow people to find the devices that fit their lifestyles and goals. In addition to our wrist-based and clippable wearable health and fitness devices, we also offer Wi-Fi and Bluetooth connected scales, which track weight, body fat, and BMI. We believe the breadth of our wearable devices provides us with a competitive advantage over our competitors, which often have a more limited line of products.

•Large and growing community and powerful network effects. We believe the size of our community of users makes it more likely that users can connect with like-minded individuals, friends, and family, and in turn attracts new users to our platform. Achieving meaningful health and fitness outcomes over the long-term is difficult. We believe that access to a network of users who provide support and motivation can increase a user’s engagement with and duration on the platform, especially when that network provides positive support as observed on our social feed. Each of our users adds value to our platform by making progress towards their goals and syncing their data with our platform, which we leverage to provide better insights for our users. As our community of users continues to grow, we will develop a deeper understanding of our users and expect to deliver additional value to them through more detailed insights and analysis. We believe the growth and scale of our user community allows users to become not only more engaged with personalized and relevant content, but also less likely to leave a community in which many of their friends and family are active members.

•Direct relationship and continuous communication with our users. The connectivity of our devices allows us to better understand our users’ health and fitness goals. This connectivity also allows us to communicate the most relevant analysis, features, advice, and content to our users throughout the day with our online dashboard, mobile apps, emails, and notifications. It also allows us to focus on developing software that influences the behavior of our users to improve health outcomes, which can not only drive new forms of monetization, but also further engagement and duration of usage. We also utilize these communication channels to help our users become aware of our new products and services.

Data

•Advanced, purpose-built hardware and software technologies. Our wearable devices leverage industry-standard technologies, such as Bluetooth low energy, as well as proprietary technologies, such as our PurePulse® continuous heart rate tracking and our algorithms that measure and analyze user health and fitness metrics. We devote significant resources to help ensure that our devices effortlessly fit into our users’ lifestyles. For example, we design our small, lightweight, durable, and fashionable products to be optimized for power efficiency, which enables automatic wireless data syncing without compromising battery life. We place a similarly strong emphasis on our online dashboard and mobile apps to provide users with visualization of their progress and personalized guidance. Our highly-scalable cloud infrastructure enables millions of users around the world to engage with our platform in real-time.

•Broad mobile compatibility and open API. Our broad mobile compatibility and open API enable a large health and fitness ecosystem that provides additional value to our existing users and extends our reach to potential new users. Our users can sync their Fitbit devices with and view their online dashboard on their computers and over 200 mobile devices, including iOS, Android, and Windows Phone products. Additionally, we enable seamless integration with thousands of apps across iOS, Android, and Windows Phone through our open API, which allows our users to share data with third-party apps on an opt-in basis.

Our Devices and Accessories

Our line of devices includes the Fitbit Charge 3™, Fitbit Inspire™, Fitbit Inspire HR™, and Fitbit Ace 2™ activity trackers, in addition to the Fitbit Ionic™ and Fitbit Versa™ family of smartwatches, as well as Fitbit Flyer™ wireless headphones and the Fitbit Aria™ family of connected scales. We also offer a line of accessories including bands and frames for some of our devices.

Our Software and Services

We believe our software and services offer the ability to engage the user and effect behavior change, representing an opportunity to diversify our revenue stream and deepen our relationship with our users. As we continue to work towards driving and influencing health outcomes, we believe there is an opportunity for our software to play a role in chronic disease management. We offer both enterprise software, such as corporate challenges for Fitbit Health Solutions customers, and coaching and guidance for our retail customers. Revenue from our software and services has historically represented less than 2% of our annual revenue.

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

Fitbit Premium™. In August 2019, we launched Fitbit Premium, a paid subscription service that uses the unique data of users to deliver actionable guidance and coaching to help users achieve their health and fitness goals. Fitbit Premium leverages insights from over ten years of Fitbit data, as well as academic and medical expertise, to help users move more, sleep better, and eat well with customized programs, advanced sleep features, personal insights, thousands of workouts, new challenges, health reports, and more, all in the Fitbit app. Fitbit Premium includes Fitbit Coach, which provides exercise programs through personal trainer and yoga apps that continuously adjust to our users based on feedback throughout the workout.

Fitbit Care™. In September 2018, we launched Fitbit Care, a connected health platform for health plans, employers, and health systems that combines health coaching and virtual care through the new Fitbit Plus™ app, Fitbit’s wearable devices, and self-tracking and personalized digital interventions to help improve wellness, and disease management and prevention. Fitbit Care combines our experience inspiring people to get healthy with the clinically-proven behavior change principles of Twine Health, which we acquired in March 2018, to improve care team collaboration and health outcomes across the spectrum of care. Fitbit Care is sold through our Fitbit Health Solutions channel.

Our Commitment to Privacy

We are committed to respecting our users’ privacy, letting our users decide how their information is used and shared, and keeping their data safe.

We have developed our data collection and use practices in accordance with the Fair Information Practice Principles, or FIPPs. We are committed to the following privacy principles as outlined in our privacy policy:

•Transparent and Easy to Understand Policies. We are transparent about our data practices and explain them in clear language. Our data collection practices are designed to only collect data that is useful to improving our products, services, and user experience.

•No Unexpected Uses. We never sell personally identifiable data or use it other than as described in our privacy policy.

•Clear Notice and Consent. We only share personally identifiable data with third parties, including employers, when our users consent to the sharing and under the limited circumstances outlined in our privacy policy where users’ personally identifiable data can be shared without specific consent, such as our receipt of search warrants or subpoenas from law enforcement agencies, or in response to a validly issued legal process in a civil litigation matter.

•Prioritize Security. We take the security of our users’ data seriously. We use a combination of technical and administrative security controls to help ensure the security of user data.

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

Our global research and development team supports the design and development of our wearable devices, proprietary sensors, firmware, data algorithms, and online dashboard and mobile apps. Our team is also researching new advanced science to help deepen our penetration of wearable devices. The team is comprised of dedicated research employees, electrical engineers, mechanical engineers, firmware engineers, site operations engineers, and mobile app developers. Our research and development team is based at our headquarters in San Francisco, California, as well as several other worldwide locations.

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

We work with third-party fulfillment partners that deliver our products from multiple locations worldwide, which we believe allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility.

Sales Channels and Customers

We sell our products through three primary channels:

Retail and distribution channel. We offer our products in over 39,000 retail stores and in over 100 countries. We focus on building close relationships with our retailers, working with them to merchandise our products in a compelling manner both in-store and on their e-commerce sites, promoting our products through their marketing efforts, and educating their sales forces about our products. In addition, we sell to distributors who resell our products to retailers.

•Consumer electronics and specialty retailers. Our products are sold by electronics retailers with a large domestic and international presence, such as Best Buy.
•e-Commerce retailers. Our products are sold on Amazon.com, in addition to the e-commerce sites of our retailers.
•Mass merchant, department store, and club retailers. Our products are sold by large retailers, including Target, Costco, Macy’s, Kohl’s, and Walmart.
•Sporting goods and outdoors retailers. Our products are sold by sporting goods and outdoors retailers, including Dick’s Sporting Goods and REI.
•Wireless carriers. Our products are sold by wireless carriers, including Verizon.
•Distributors. Our products are sold by a network of distributors.

Consumer direct channel. We sell our full line of products directly to consumers in the United States and other countries through our online store at Fitbit.com, which represented 10% of our revenue in both 2019 and 2018. We drive consumers to our website through online and offline advertising as well as marketing promotions.

Fitbit Health Solutions channel. Our Fitbit Health Solutions channel provides a resource for health and wellness solutions designed to increase engagement, improve health outcomes, and drive positive returns for employers, health plans, and health systems. It leverages our consumer device technology to build a platform of hardware and software tools to motivate people to make sustained behavior change. We believe our strong brand recognition and success with consumers makes Fitbit a desirable partner for the healthcare and enterprise ecosystem. Fitbit Health Solutions partners and sells offerings to employer health and wellness plans, health plans, hospitals, and researchers through a direct sales team and indirectly through partners. In 2018, we launched Fitbit Care, a connected health platform for health plans, employers, and health systems that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment.

Backlog

There is a relatively short cycle between order and shipment of our products. Therefore, we believe that backlog information is not material to the understanding of our business.

Marketing and Advertising

Our marketing and advertising programs are focused on building global brand awareness, increasing product adoption, and driving sales. Our marketing and advertising efforts target a wide range of consumers and leverage traditional advertising methods (including television and print magazines), sponsorships and public relations, digital marketing, channel marketing, and endorsements by professional athletes and celebrities.

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

Intellectual Property

Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We rely upon a combination of patent, copyright, trade secret, and trademark laws, as well as contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights.

We have developed a significant patent portfolio to protect certain elements of our proprietary technology. As of December 31, 2019, we had 602 issued patents. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.

Competition

The market for wearable devices is both evolving and highly competitive. We primarily compete in the wrist-based wearables market, which is comprised of both smartwatches and trackers. Growth of the wearables market has been primarily driven by the smartwatch category of the wearables market. The wearable devices market has a multitude of participants, including many large, broad-based consumer electronics companies that either compete in our market or adjacent markets or have announced plans to do so, such as Apple, Samsung, LG, and Google. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. We also face competition from manufacturers of lower-cost devices, such as Xiaomi, with its Mi Band devices, and Huawei. Market participants also include specialized consumer electronics companies such as Garmin, as well as traditional watch companies such as Fossil. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

The principal competitive factors in our market include:

•brand awareness and focus;
•breadth of product offerings;
•battery life, sensor technology, and tracking features;
•product pricing;
•online and mobile app experience;

•cross-platform capability (iOS, Android, and Windows Phone);
•software algorithms;
•partnerships;
•strength of sales and marketing efforts; and
•distribution strategy.

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

Employees

As of December 31, 2019, we had 1,684 global employees. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in March 2007 as Healthy Metrics Research, Inc. We changed our name to Fitbit, Inc. in October 2007. We completed our initial public offering, or IPO, in June 2015 and our Class A common stock is listed on The New York Stock Exchange under the symbol “FIT.” Our principal executive offices are located at 199 Fremont Street, 14th Floor, San Francisco, California 94105, and our telephone number is (415) 513-1000. Our website address is www.fitbit.com and our investor relations website address is http://investor.fitbit.com. Website references are intended to be inactive textual references only, and none of the information on, or that can be accessed through, our website is incorporated by reference into this Annual Report on Form 10-K. Fitbit, the Fitbit logo, Fitbit Versa 2, Fitbit Versa Lite, Fitbit Versa, Fitbit Ionic, Fitbit Flyer, Fitbit Surge, Fitbit Blaze, Fitbit Inspire, Fitbit Inspire HR, Fitbit Charge 3, Fitbit Charge 2, Fitbit Charge HR, Alta, Fitbit Charge, Fitbit Flex 2, Fitbit Flex, Fitbit One, Fitbit Zip, Aria, PurePulse, SmartTrack, FitStar, and our other registered or common law trade names, trademarks, or service marks appearing in this Annual Report on Form 10-K are our intellectual property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners.

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

Item 1A. Risk Factors

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision regarding investment in our Class A common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occurs, the trading price of our Class A common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business

The announcement and pendency of our agreement to be acquired by Google LLC could have an adverse effect on our business.

On November 1, 2019, we entered into the Merger Agreement with Google, pursuant to which a wholly-owned subsidiary of Google will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into us, and we will be the surviving corporation of the Merger and will become a wholly owned subsidiary of Google. On January 3, 2020, our stockholders voted to adopt the Merger Agreement at a special meeting of our stockholders. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our Class A common stock and Class B common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right to receive $7.35 in cash, without interest.

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

Our customers and users may experience uncertainty associated with the Merger, including with respect to treatment of user data and concerns about possible changes to our products and services or policies. Similarly, our partners and suppliers may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. Uncertainty may cause customers or users to refrain from purchasing our products and services, and partners and suppliers may seek to change existing business relationships, which could result in an adverse effect on our business, operations, and financial condition in a way that may be material to our company.

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

Completion of the Merger with Google is subject to conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws, and similar competition approvals or consents that must be obtained from regulatory entities in the United States and certain foreign jurisdictions. If the Merger or a similar transaction is not completed, the share price of our Class A common stock may drop to the extent that the current market price of our Class A common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement provides that we will be required to pay Google a termination fee of $80 million in certain circumstances, such as a material, uncured breach of our obligations under the Merger Agreement. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, users, partners, and suppliers, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

We operate in a highly competitive market. If we do not compete effectively, our prospects, operating results, and financial condition could be adversely affected.

The wearable devices market is highly competitive, with companies offering a variety of products and services. Wearables can be broadly defined as trackers, fitness watches, and smartwatches, as well as devices beyond the wrist. In terms of devices sold, we have primarily operated in the health and fitness tracker and smartwatch segments of the wearables market. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services.

The wearable devices market has a multitude of participants, including large, broad-based consumer electronics companies that either compete in our market or adjacent markets or have announced plans to do so, such as Apple, Samsung, Google, and LG. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. For example, the Apple Watch includes electrocardiogram (ECG) functionality and fall detection capability. We also face competition from manufacturers of lower-cost devices, such as Xiaomi with its Mi Band devices, and Huawei. Market participants also include specialized consumer electronics companies such as Garmin, as well as traditional watch companies such as Fossil. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

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

Our success depends on our ability to anticipate and satisfy consumer preferences in a timely manner. All of our products and services are subject to changing consumer preferences that cannot be predicted with certainty. In terms of devices sold, we have primarily operated in the tracker and smartwatch segments of the wearable devices market. Consumer preference has increasingly shifted to the smartwatch segment of the wearables market. Although we are continuing to build out our smartwatch offerings, consumers may ultimately decide not to purchase our products and services as their preferences could shift rapidly to different types of wearable devices, or away from these types of products and services altogether. In addition, adoption of our products may vary by geographic region.

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

We must also successfully manage introductions of new or enhanced products or services. Introductions of new or enhanced products or services could adversely impact the sales of our existing products to retailers and consumers. For instance, retailers often purchase less of our existing products in advance of new product launches, retailers may be granted stock rotation rights and price protection, and we may experience higher returns from retailers or users of existing products, although some may continue to purchase existing products in lieu of new or enhanced products. We may face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, our new products may have varying selling prices and costs compared to legacy products, which could negatively impact our gross margins and operating results. For example, in 2019, gross margins decreased on a year-over-year basis, due in part to a decrease in average selling price associated with new products. We have also historically incurred higher levels of sales and marketing expenses accompanying each product introduction.

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

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs, the sale of inventory at discounted prices, and other actions, which have caused and may continue to cause our gross margin to decline and could impair the strength of our brand. For example, during 2018 and 2019, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, price protection on certain products, and rebates. Reserves and write-downs for rebates, promotions, and excess inventory and tooling and manufacturing capacity are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than forecast, which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

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

•the impact of our pending Merger with Google;
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

•insolvency, credit, or other difficulties faced by our distributors and retailers affecting their ability to purchase or pay for our products;
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
•changes in the trade policies of the United States or other countries, such as the imposition of new tariffs on goods made in China; and
•general economic conditions in either domestic or international markets.
Any one of the factors above, or the cumulative effect of several factors, may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations, those of any analysts that publish financial coverage of us, or those of investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

We may not be able to achieve revenue growth or profitability in the future.

Our historical revenue growth in certain periods should not be considered indicative of our future performance. Our revenue has declined in recent periods, and we expect our revenue growth to be slower than in the past or to decline in future periods due to a number of factors, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure for any reason to capitalize on growth opportunities, or the maturation of our business.

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. Although our annual revenue in 2016 was up 17% compared to 2015, our annual revenue in 2017 and 2018 declined compared to the prior year, and our revenue in 2019 declined 5% compared to 2018. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.

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

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $320.7 million in 2019 and a net loss of $185.8 million in 2018. Lower levels of revenue and higher levels of operating expenses may result in limited profitability or losses in the future.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success also depends on our ability to manage our operating expenses effectively. Our employee headcount and the scope and complexity of our business have increased significantly during recent years, although the number of employees decreased 1% on a year-over-year basis to 1,684 employees as of December 31, 2019. We have incurred significant net losses of $320.7 million, $185.8 million and $277.2 million in 2019, 2018 and 2017, respectively.

In addition, we are investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $300.4 million, $332.2 million and $343.0 million, for 2019, 2018 and 2017, respectively.

We could also be required to continue to expand our sales and marketing, product development, and distribution functions; upgrade our business information technology systems and other processes and technology; and obtain more space for our workforce expansion. These efforts could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing employees.

If our continued investments do not result in future revenue as expected, we may incur greater than expected losses or lower than expected profits, and our liquidity position may be materially adversely affected.

Conversely, in the future, we may again need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, implement additional restructuring and workforce reductions, or downsize our facilities for a reduced workforce. Any such actions may result in the recording of special charges, including inventory-related write-offs, workforce reductions, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges.

If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Our business is subject to risks arising from the recent outbreak of the COVID-19 illness.

Our products are sourced from contract manufacturers in China, where a novel virus known as COVID-19 recently surfaced. The outbreak has caused, and may continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our customers, contract manufacturers, and other vendors in our supply chain; restrictions on travel; and quarantines of affected populations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions and consumer confidence and spending, which could affect demand for our products. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We rely on a limited number of suppliers, contract manufacturers, and logistics providers, and each of our products is manufactured by a single contract manufacturer.

We rely on a limited number of suppliers, contract manufacturers, and logistics providers. In particular, we use contract manufacturers located in Asia, and each of our products is manufactured by a single contract manufacturer. Our reliance on a limited number of suppliers and a sole contract manufacturer for each of our products presents various risks. These include the risk that in the event of an interruption from any part of our supply chain for any reason, such as a natural catastrophe, labor dispute, epidemics such as the COVID-19 outbreak, system interruption, or actions taken in regard to increased tariffs on goods produced in certain countries such as China, we may not be able to develop an alternate source without incurring material additional costs and substantial delays.

In addition, if we experience a significant increase in demand, or if we need to replace an existing supplier, contract manufacturer, or logistics provider, or move our contract manufacturing to a different country, we may be unable to supplement or replace such supply, contract manufacturing, or logistics capacity on terms that are acceptable to us, which may adversely impact our ability to deliver our products to customers in a timely manner. For example, for certain of our products, it may take a significant amount of time to onboard a contract manufacturer that has the capability and resources to build the product to our specifications in sufficient volume. Identifying suitable suppliers, contract manufacturers, and logistics providers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. In addition, our contract manufacturers often make significant investments to build capacity based upon our forecasted production. If we experience a significant decrease in demand as compared to our forecast, our contract manufacturers may seek to renegotiate the terms of their commitments or choose to limit or terminate their relationship with us. Accordingly, an interruption in performance by, or the loss of, any key supplier, contract manufacturer, or logistics provider could adversely impact our revenue, gross margins, and operating results.

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

In order to increase awareness of our products and services and acquire new users, we have spent, and expect to continue spending, significant amounts on advertising and other marketing campaigns in various media, such as television, print advertising, and social media. In 2019, 2018 and 2017, advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $170.4 million, $161.5 million and $226.3 million, respectively, representing approximately 12%, 11%, and 14% of our revenue, respectively. Co-op advertising costs were $89.8 million, $80.3 million, and $45.0 million for 2019, 2018 and 2017, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, our campaigns may be less effective than anticipated if we fail to identify advertising opportunities that satisfy our anticipated return on advertising spend or fail to accurately predict user acquisition, including the conditions and behaviors that drive user behavior. In addition, the timing of our advertising and promotional spend may impact the timing of expected sales of our products and services. Particularly during the holiday season, there is significant competition for consumer spending, and we may not realize our expected sales or recover our advertising and promotional spend if other promotions or products are more compelling. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for new product introductions. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services. Further, promotional activity may adversely affect our gross margin.

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
•risks related to the computer systems used by our suppliers, contract manufacturers, or logistic providers, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions;
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

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2019, 2018 and 2017, we derived less than 10% of our revenue from sales of devices and software services through our Fitbit Health Solutions channel, through which we offer devices and software services to employers, health plans and health systems. However, in the future we plan to increase sales through this channel. For example, in September 2018, we launched Fitbit Care, a connected health platform that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment. If reception from employers, health plans, health systems or end users is unfavorable, or if we are unable to successfully further develop, market and sell our devices and software services through the Fitbit Health Solutions channel, we may be deprived of a potentially significant source of revenue in the future and our future growth and financial performance may be adversely affected.

To date, we have derived substantially all of our revenue from sales of our wearable devices, and sales of our subscription-based premium services to consumers have historically accounted for less than 2% of our revenue.

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2019, 2018 and 2017, we derived less than 2% of our revenue from sales of our subscription-based premium services to consumers. However, in the future we plan to increase sales of subscriptions to these services. For example, in the third quarter of 2019, we launched Fitbit Premium, a paid subscription service that delivers a personalized experience with guidance and coaching. If consumer reception is unfavorable or we are unable to successfully further develop, market and sell our premium services, we may be deprived of a potentially significant source of revenue in the future and our growth and financial performance may be adversely affected.

If efforts to mitigate tariffs on our products imported into the United States from China are unsuccessful, or if related counter-measures are taken by China, it could have a material adverse impact on our business.

In general, our products are assembled in China by contract manufacturers using components sourced from suppliers worldwide, making the pricing and availability of our products susceptible to international trade risks. In 2018, the United States imposed additional duties under Section 301 of the U.S. Trade Act of 1974, ranging from 10% to 25%, on a variety of goods imported from China. While these tariffs initially did not affect our products, in May 2019, the United States proposed to place tariffs on essentially all remaining Chinese-origin imports. Subsequently, the Trump Administration announced that 15% tariffs would be imposed on a subset of these goods, including wearable devices, which went into effect September 1, 2019. These tariffs were reduced to 7.5% on February 14, 2020.

We began exploring possibilities to mitigate the impact of tariffs in 2018, in response to the Trump Administration's concerns regarding China and the ongoing tariff threat. We have made and continue to seek to make additional changes to our supply chain and manufacturing operations that we believe will significantly reduce our exposure to the tariffs on Chinese-origin products. Based on the progress we have made to date, we do not expect these tariffs to have a substantial ongoing impact on our operations in 2020. We have also taken opportunities to mitigate the impact of these tariffs for both past and future imports, including by petitioning for an exclusion from Section 301 duties for our products. However, if we are not successful in mitigating the effects of the tariffs or any related counter-measures that may be taken by China, our revenue, gross margins, and operating results may be adversely affected.

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

Fitbit products and components may also be diverted or misappropriated from our contract manufacturers, distributors, authorized retailers, and other business partners and sold on the “gray market.” Gray market products result in shadow inventory that is not visible to us, making it difficult to forecast demand accurately. Also, gray market products are often heavily discounted, which adversely affects demand for devices sold by us and by our channel partners and negatively impacts our margins. In addition, gray market activities may result in customer satisfaction issues as devices purchased outside our authorized sales channels may be substandard, including those that have been designated for scrap, altered, mishandled, damaged, or previously used. Further, gray market products may not be eligible for warranty replacement, which can erode customer satisfaction.

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

In 2019 and 2018, our five largest retailers and distributors accounted for approximately 42% of our revenue during each period. Of these retailers and distributors, D&H Distribution Company accounted for approximately 11% and 10% of our revenue in 2019 and 2018, respectively, and Amazon.com accounted for approximately 10% of our revenue in both 2019 and 2018. No other retailers or distributors accounted for 10% or more of our revenue during these periods. The loss of, or reduction in business with, one or more of our large retailers or distributors could have a significant adverse impact on our operating results. For example, Wynit, historically our largest customer at the time, filed for bankruptcy protection in September 2017. While we have agreements with these large retailers and distributors, these agreements do not require them to purchase any meaningful amount of our products.

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

Our revenue and operating results are affected by general seasonal spending trends associated with holidays. For example, our fourth quarter has typically been our strongest quarter in terms of revenue and operating income, reflecting our historical strength in sales during the holiday season. We generated approximately 35%, 38% and 35% of our full year revenue during the fourth quarters of 2019, 2018 and 2017, respectively. Accordingly, any shortfall in expected fourth quarter revenue would adversely affect our annual operating results, as well as our cash flow. We may also experience excess inventory levels or a shortage of products available for sale if we fail to accurately forecast consumer demand for the holiday season. In addition, revenue for our Fitbit Health Solutions channel is affected by seasonal trends associated with the health-care industry. For example, medical benefit plans typically start at the beginning of the calendar year, which may drive sales through the Fitbit Health Solutions channel in our first quarter.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR, which became effective in May 2018, includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, in June 2018, California enacted the CCPA, which became effective in January 2020. The CCPA will require covered companies to provide California consumers with new disclosures and will expand the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation. We cannot yet predict the potential impact of the CCPA on our business or operations.

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

We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, HIPAA, and similar laws may limit the use and adoption of our products and services, and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. In addition, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, the failure or perceived failure by third-party apps with which our users choose to share their Fitbit data to comply with their privacy policies or privacy-related legal obligations as they relate to the Fitbit data shared with them, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, damages, penalties, and negative publicity, and could also have an adverse effect on our brand and operating results.

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

We depend on our information technology systems, as well as those of third parties, to develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, and manage inventory and our supply chain. Any material disruption or slowdown of our systems or those of third parties whom we depend upon, including a disruption or slowdown caused by our failure to successfully manage significant increases in user volume or successfully upgrade our or their systems, system failures, or other causes, could cause outages or delays in our services, which could harm our brand and adversely affect our operating results. In addition, such disruption could cause information, including data related to orders, to be lost or delayed which could---especially if the disruption or slowdown occurred during the holiday season---result in delays in the delivery of products to stores and users or lost sales, which could reduce demand for our merchandise, harm our brand and reputation, and cause our revenue to decline. Our e-commerce platform, analytics capabilities and core Fitbit web and mobile application experiences are powered by systems that reside in cloud infrastructure environments. Should one of those providers experience a catastrophic event in their ecosystem of cloud data centers, capacity will become constrained in other centers as their clients work to bring up systems in new locations. In the event our location was impacted, we would require this constrained capacity to bring our business critical and customer facing services back online, or if other centers were impacted, our ability to add capacity in our center may be constrained due to this increased demand from other clients. This would be problematic only if we needed to scale our systems to meet increased demand during the same time period. Problems with our third-party data center service providers, the telecommunications network providers with whom they contract, or with the systems by which telecommunications providers allocate capacity among their users could adversely affect the experience of our users. Our third-party data center service providers could decide to close their facilities or cease providing us services without adequate notice. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our platform could harm our brand and may damage the data of our users. If changes in technology cause our information systems, or those of third parties whom we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, we could lose users and our business and operating results could be adversely affected.

Our failure or inability to protect our intellectual property rights, or claims by others that we are infringing upon or unlawfully using their intellectual property, could diminish the value of our brand and weaken our competitive position, and adversely affect our business, financial condition, operating results, and prospects.

We currently rely on a combination of patent, copyright, trademark, trade secret, and unfair competition laws, as well as confidentiality agreements and procedures and licensing arrangements, to establish and protect our intellectual property rights. We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, licensees, independent contractors, commercial partners, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent infringement of such rights by others, including imitation of our products and misappropriation of our brand. Additionally, the process of obtaining patent or trademark protection is expensive and time-consuming, and we may not be able to file, apply for, or prosecute all necessary or desirable patent applications or trademark applications at a reasonable cost or in a timely manner. We have obtained and applied for U.S. and foreign trademark registrations for the “Fitbit” brand and a variety of our product names, and we will continue to evaluate the registration of additional trademarks as appropriate. However, we cannot guarantee that any of our pending trademark or patent applications will be approved by the applicable governmental authorities. Moreover, intellectual property protection may be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our intellectual property rights as fully as in the United States, and it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and our failure or inability to obtain or maintain trade secret protection or otherwise protect our proprietary rights could adversely affect our business.

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry, and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Companies and individuals may also be subject to criminal prosecution for trade secret theft under 18 U.S.C. section 1832. For example, we have been involved in litigation with Jawbone, as well as in a related federal criminal investigation concerning alleged theft of Jawbone’s trade secrets, which is described in Note 7 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

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

Further, from time to time, we have received and may continue to receive letters from third parties alleging that we are infringing upon their intellectual property rights. Successful infringement claims against us could result in significant monetary liability, prevent us from selling some of our products and services, or require us to change our technology, design, or branding. In addition, resolution of claims may require us to redesign our products, license rights from third parties at a significant expense, or cease using those rights altogether. We have also in the past and may in the future bring claims against third parties for infringing our intellectual property rights. Costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Patent infringement, trademark infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought against us or brought by us, whether successful or not, could require significant attention of our management and resources and have in the past and could further result in substantial costs, harm to our brand, and have an adverse effect on our business.

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

In 2018 we announced our move to the Google Cloud Platform. Cloud infrastructure migrations are complex, time-consuming, and can involve substantial expenditures. Our cloud service is critical to developing and providing products and services to our customers, scaling our business for future growth, accurately maintaining data, and otherwise operating our business. Any such implementation involves risks inherent in the conversion to a new system, including loss of information; potential disruption to our normal operations; and deficiencies in our design, implementation or maintenance of the system, which could adversely affect our business.

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

Our active user metric tracks the first instance of a Fitbit device (excluding Aria connected scales, Flyer, and other accessories) pairing to a user account during the three months ending on the date of measurement, as well as a Fitbit user who previously activated another Fitbit device to his or her account.

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

See the sections titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics,” in this Annual Report on Form 10-K for additional information.

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

Government regulations outside the United States have, and may continue to, become increasingly stringent and common. In the European Union, for example, the European Union Medical Device Regulation was published in 2017 and, when it enters into full force in 2020, will include significant additional pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions, and criminal sanctions. Future laws and regulations may have a material adverse effect on us.

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

As part of our business strategy, and subject to Google's approval in accordance with the Merger Agreement, we may make investments in other companies, products, or technologies. For example, in 2016, we acquired assets from Coin, Inc., Pebble Industries, Inc., and Vector Watch S.R.L, and in 2018 we acquired Twine Health, Inc. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected.

Acquisitions may disrupt our or the acquired company’s ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, operating results, and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business and financial results. We may have to pay cash, incur liabilities and/or debt, or issue equity securities to pay for any such acquisition, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and adversely affect our operating results.

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

Due to the nature of some of our wearable devices, some users have had in the past and may in the future experience skin irritations or other biocompatibility issues not uncommon with jewelry or other wearable products that stay in contact with skin for extended periods of time. There have been reports by some users of certain of our devices experiencing skin irritations. This negative publicity could harm sales of our products and also adversely affect our relationships with retailers that sell our products, including causing them to be reluctant to continue to sell our products. In addition, in the past, some of our users have filed personal injury lawsuits against us arising out of such claims relating to certain of our devices. While we do not believe that these lawsuits are material, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any proceedings arising from such claims, and these actions or other third-party claims against us may result in the diversion of our management’s time and attention from other aspects of our business and may cause us to incur substantial litigation or settlement costs. If large numbers of users experience these problems, we could be subject to enforcement actions or the imposition of significant monetary fines, other penalties, or proceedings by the CPSC or other U.S. or foreign regulatory agencies and face additional personal injury or class action litigation, any of which could have a material adverse impact on our business, financial condition, and operating results.

We may be subject to CPSC recalls, regulatory proceedings, and litigation in various jurisdictions, including multi-jurisdiction federal and state class action and personal injury claims, which may require significant management attention and disrupt our business operations, and adversely affect our financial condition, operating results, and our brand.

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

Over the last several years, the CPSC has conducted investigations into several of our products. Although the CPSC did not find a substantial product hazard, there can be no assurances that investigations will not be conducted in the future or that product hazards or other defects will not be found in the future with respect to our products. Regulatory investigations and proceedings, product recalls, and litigation have had and may continue to have an adverse impact on our financial condition, operating results, and brand. They may also divert management’s attention from our operations and result in substantial legal fees and costs, regardless of their merit. Furthermore, because of the global nature of our product sales, in the event we experience defects with respect to products sold outside the United States, we could become subject to recalls, regulatory proceedings, and litigation by foreign governmental agencies and private litigants, which could significantly increase the costs of managing any product issues.

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

As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we did not maintain effective controls over the accuracy of invoicing gross revenue for fiscal years 2018 and 2017. This represented a material weakness that did not result in the identification of any adjustments to our annual or interim consolidated financial statements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified and implemented changes to our internal control over financial reporting to remediate the control deficiencies that led to this material weakness, and the material weakness has been remediated as of December 31, 2019. However, we cannot provide assurance that remediation efforts will be sufficient to identify or prevent future material weaknesses, and the enhanced controls and procedures could require increased management time and attention and resources.

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

Our business is subject to the risk of disruptions caused by epidemics, political events, war, terrorism, earthquakes, fire, power outages, floods, and other catastrophic events.

War, terrorism, geopolitical uncertainties, trade restrictions, public health issues, natural disasters and other catastrophic events may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, and could disrupt supply or delivery of, or demand for, our products. For example, the recent COVID-19 outbreak, as well as the imposition of tariffs on imports from China by the Trump Administration, could have a negative effect on consumer confidence and spending, and other impacts, which could adversely affect our business.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $2.81 to $51.90 through December 31, 2019. In addition, the trading prices of the securities of technology companies in general have been highly volatile.

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

As of December 31, 2019, there were 264.9 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act, and various vesting agreements, as well as our insider trading policy.

In addition, as of December 31, 2019, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.3 million shares of Class A common stock and 11.5 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had restricted stock units, or RSUs, outstanding as of December 31, 2019 that may be settled for 19.0 million shares of Class A common stock. As of December 31, 2019, all of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a global company with our corporate headquarters located in San Francisco, California. Our headquarters facilities in San Francisco comprise approximately 260,000 square feet of space pursuant to several leases that expire at various dates through July 2024. Our corporate headquarters serve as the principal facilities for our administrative, sales, marketing, product development, and customer support groups. We also lease additional office space in San Francisco and around the world for various product development, operational and support purposes. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable and commercially reasonable terms.

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

Holders of Record

As of December 31, 2019, we had 39 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2019, we had 23 holders of record of our Class B common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

For information with respect to our equity compensation plans, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the Nasdaq Composite Index. The period shown commences on June 18, 2015, our initial public offering date, and ends on December 31, 2019, the end of our last fiscal year. The graph assumes $100 was invested at the close of market on June 18,

2015 in our Class A common stock, the S&P 500 Index and the Nasdaq Composite Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$-
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
FIT
S&P 500
Nasdaq Comp

This performance graph shall not be deemed incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

We derived the selected consolidated statements of operations data for 2019, 2018 and 2017, and the selected consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015, are derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015(1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,434,788	$1,511,983	$1,615,519	$2,169,461	$1,857,998
Cost of revenue (2)	1,007,116	908,404	924,618	1,323,577	956,935
Gross profit	427,672	603,579	690,901	845,884	901,063
Operating expenses:
Research and development (2)	300,354	332,169	343,012	320,191	150,035
Sales and marketing (2)	329,800	344,091	415,042	491,255	332,741
General and administrative (2)	118,231	116,627	133,934	146,903	77,793
Change in contingent consideration	—	—	—	—	(7,704)
Total operating expenses	748,385	792,887	891,988	958,349	552,865
Operating income (loss)	(320,713)	(189,308)	(201,087)	(112,465)	348,198
Interest income (expense), net	10,291	7,808	3,647	3,156	(1,019)
Other income (expense), net	1,357	(2,642)	2,796	14	(59,230)
Income (loss) before income taxes	(309,065)	(184,142)	(194,644)	(109,295)	287,949
Income tax expense (benefit) (3)	11,646	1,687	82,548	(6,518)	112,272
Net income (loss)	$(320,711)	$(185,829)	$(277,192)	$(102,777)	$175,677
Net income (loss) per share attributable to common stockholders (4):
Basic	$(1.25)	$(0.76)	$(1.19)	$(0.47)	$0.88
Diluted	$(1.25)	$(0.76)	$(1.19)	$(0.47)	$0.75
Other Data:
Devices sold (5)	15,988	13,939	15,343	22,295	21,355
Active users (6)	29,566	27,627	25,367	23,238	16,903
Adjusted EBITDA (7)	$(128,333)	$(31,361)	$(52,158)	$29,985	$389,879
Free cash flow (8)	$(193,363)	$60,327	$(24,919)	$60,080	$110,691

(1)In March 2014, we recalled Fitbit Force. The recall, which primarily affected our results for the first quarter of 2014 and the fourth quarter of 2015, had the following effect on our income before income taxes in 2015 (in thousands).

Year Ended
December 31,
2015
(in thousands)
Incremental benefit to cost of revenue	$(5,755)
Impact on gross profit	(5,755)
Incremental general and administrative benefit	(4,416)
Impact on income before income taxes	$10,171

(2)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$6,403	$7,312	$5,312	$4,797	$4,739
Research and development	44,855	57,188	54,123	47,207	18,251
Sales and marketing	11,585	14,726	14,959	11,575	7,419
General and administrative	14,896	17,783	17,187	15,853	10,615
Total	$77,739	$97,009	$91,581	$79,432	$41,024

(3)In 2017, we established a valuation allowance of $99.6 million against our U.S. deferred tax assets. See Note 9 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K for further details.
(4)See Notes 2 and 10 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our net income (loss) per share attributable to common stockholders, basic and diluted.
(5)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Devices Sold” in this Annual Report on Form 10-K for more information.
(6)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Active Users” in this Annual Report on Form 10-K for more information.
(7)Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section below titled “Non-GAAP Financial Measures—Adjusted EBITDA” in this Annual Report on Form 10-K for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).
(8)Free cash flow is a financial measure that is not calculated in accordance with U.S. GAAP. See the section below titled “Non-GAAP Financial Measures—Free cash flow” in this Annual Report on Form 10-K for information regarding our use of free cash flow and a reconciliation to net cash provided by (used in) operating activities.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$518,502	$723,449	$679,300	$706,013	$664,478
Working capital	355,142	592,428	683,065	724,231	847,157
Total assets	1,368,086	1,515,547	1,582,075	1,821,926	1,519,066
Retained earnings (accumulated deficit)	(639,778)	(319,067)	(132,112)	140,142	242,919
Total stockholders’ equity	487,263	735,938	823,963	998,532	981,451

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation, intangible assets amortization, acquisition-related costs, litigation expense (credit) related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of restructuring, the impact of the Fitbit Force recall, impairment of equity investment, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, or IPO, change in contingent consideration, interest income (expense), net, and income tax expense (benefit). We began excluding Jawbone related litigation expense in the second quarter of 2016 because we do not believe these expenses have a direct correlation to the operations of our business and because of the singular nature of the claims underlying the Jawbone litigation matters.

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

Adjusted EBITDA is not prepared in accordance with U.S. GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with U.S. GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income (loss), which is the nearest U.S. GAAP equivalent of adjusted EBITDA. Some of these limitations are:

•adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•adjusted EBITDA excludes depreciation and intangible assets amortization expense and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•adjusted EBITDA excludes acquisition-related costs, which relates to acquisition retention bonuses, integration costs, advisory and consulting, legal, accounting, tax, other professional service fees, and SEC filing fees to the extent associated with the pending Merger or our acquisition of other companies;
•adjusted EBITDA excludes external litigation expenses to support our legal proceedings with Jawbone, which is no longer a recurring expense;
•adjusted EBITDA excludes the Fitbit Force recall, which impacted our results in 2015;
•adjusted EBITDA excludes the impact of restructuring, which is infrequent and not related to normal operations;
•adjusted EBITDA excludes the revaluation of our redeemable convertible preferred stock warrant liability, which was a historically recurring non-cash charge prior to our IPO, but will not recur in the periods following the completion of our initial public offering;
•adjusted EBITDA excludes change in contingent consideration, a non-recurring benefit received for the reversal of a contingent liability incurred in connection with the acquisition of FitStar;
•adjusted EBITDA excludes impairment charge to reflect the write-down of an equity investment in 2018;
•adjusted EBITDA excludes interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;
•adjusted EBITDA excludes income tax expense (benefit); and
•the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results.

Because of these limitations, adjusted EBITDA should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income (loss)	$(320,711)	$(185,829)	$(277,192)	$(102,777)	$175,677
Stock-based compensation expense*	77,739	97,009	90,853	79,432	41,024
Depreciation and amortization	62,836	56,815	45,693	38,133	21,107
Litigation expense, net — Jawbone	—	765	3,212	24,845	—
Acquisition-related costs	47,990	—	—	—	—
Impact of restructuring	2,458	—	6,375	—	—
Impact of Fitbit Force recall	—	—	—	26	(10,171)
Impairment of equity investment	—	6,000	—	—	—
Revaluation of redeemable convertible preferred stock warrant liability	—	—	—	—	56,655
Change in contingent consideration	—	—	—	—	(7,704)
Interest (income) expense, net	(10,291)	(7,808)	(3,647)	(3,156)	1,019
Income tax expense (benefit)	11,646	1,687	82,548	(6,518)	112,272
Adjusted EBITDA	$(128,333)	$(31,361)	$(52,158)	$29,985	$389,879

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities (1)	$(156,832)	$113,207	$64,241	$138,720	$141,257
Purchase of property and equipment	(36,531)	(52,880)	(89,160)	(78,640)	(30,566)
Free cash flow	$(193,363)	$60,327	$(24,919)	$60,080	$110,691
Net cash provided by (used in) investing activities	$25,761	$17,496	$(28,718)	$(392,666)	$(170,027)
Net cash provided by (used in) financing activities (1)	$(8,406)	$1,287	$4,635	$19,794	$368,953

(1) Our adoption of ASU 2016-09 on January 1, 2017 resulted in excess tax benefits for share-based payments recorded as a reduction of income tax expense and reflected within operating cash flows, rather than recorded within equity and reflected within financing cash flows. We elected to adopt this new standard retrospectively, which impacted the presentation for all periods prior to the adoption date.

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

Overview

Today, most of our revenue comes from the sale of wearable devices, including both trackers and smartwatches. Our products are available in over 100 countries worldwide through a variety of channels, including over 39,000 retail stores, retailer websites, Fitbit.com, and through Fitbit Health Solutions.

On November 1, 2019, we entered into the Merger Agreement with Google, pursuant to which Google has agreed to acquire us for $7.35 per share in cash, valuing us at a fully diluted equity value of approximately $2.1 billion. The Merger is expected to close in 2020, subject to customary closing conditions, including regulatory approvals. The Merger was approved by our stockholders on January 3, 2020. The Merger Agreement may be terminated by mutual agreement of the parties or by either us or Google under specified conditions. We will be required to pay Google a termination fee of $80 million in certain circumstances, such as a material, uncured breach of our obligations under the Merger Agreement, and Google will be required to pay us a termination fee of $250 million in certain circumstances related to a failure to obtain regulatory approvals or the existence of a restraint arising under the antitrust laws. For more information see Note 1, “Basis of Presentation,” in the notes to our consolidated financial statements.

In 2019, we continued to focus on providing more choice and accessibility to consumers in wearables to drive the acquisition of users. During the first quarter of 2019, we introduced Fitbit Versa Lite Edition, an affordable everyday smartwatch, Fitbit Inspire HR, our most affordable heart rate tracking device, Fitbit Inspire, our even lower-cost tracker, and Fitbit Ace 2, our new tracker for children ages 6 and older. During the third quarter of 2019, we introduced Fitbit Versa 2, a premium, voice-enabled lifestyle smartwatch. During the fourth quarter of 2019, we introduced Fitbit Aria Air, an affordable Bluetooth scale that syncs with the Fitbit app.

Acquiring customers through the sale of a device increases the size of our community of users and also increases the potential for future demand for devices and other monetization opportunities, such as software services or coaching revenue. While software revenue was immaterial during 2019, we believe a growing community of active users provides us an opportunity to introduce or further develop software services for our community in the future.

In the third quarter of 2019, we launched Fitbit Premium, a paid subscription service that uses the unique data of users to deliver our most personalized experience yet, with actionable guidance and coaching to help users achieve their health and fitness goals. Fitbit Premium leverages insights from over 10 years of Fitbit data, as well as academic and medical expertise, to help users move more, sleep better, and eat well, with customized programs, advance sleep features, personal insights, thousands of workouts, new challengers, health reports, and more, all in the Fitbit app.

In addition, we continue to focus on growing our Fitbit Health Solutions channel, which delivers health and wellness solutions for employers, health plans and health systems and provides an opportunity to drive demand for our devices and software services. In the fall of 2018, we launched Fitbit Care, a connected health platform that combines health coaching and virtual care, wearable devices, and personalized digital interventions to better support patients outside the walls of the clinical environment. Revenue from the Fitbit Health Solutions channel was approximately 7% of total revenue in 2019.

Looking forward, we expect smartwatches to grow as a percentage of revenue, along with anticipated growth in our higher margin Fitbit Premium and Fitbit Health Solutions revenue streams. For the full year 2020 compared to the full year 2019, we expect research and development expenses to increase as we grow our investment into the expanding wearable device market, partially offset by a projected decrease in sales and general administrative expenses, with the exception of higher costs related to the Merger Agreement with Google.

The following are financial highlights for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue	$1,434,788	$1,511,983	$1,615,519
Net loss	$(320,711)	$(185,829)	$(277,192)

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	For the Year Ended or As of December 31,
	2019	2018	2017
	(in thousands)
Devices sold	15,988	13,939	15,343
Active users	29,566	27,627	25,367
Adjusted EBITDA	$(128,333)	$(31,361)	$(52,158)
Free cash flow	$(193,363)	$60,327	$(24,919)

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

Active Users

We grow our community of users through device sales and investment in software to drive engagement. We define an active user as a registered Fitbit user who, within the three months prior to the date of measurement, has (a) an active Fitbit Premium or Fitbit Coach subscription, (b) paired a wearable device or Aria scale with his or her Fitbit account, or (c) logged at least 100 steps with a wearable device or a weight measurement using an Aria scale. Active users can be new users who joined the community during the past 90 days, existing users who have remained active, or previously active users who were inactive for 90 days or greater, if they meet the preceding definition of an active user. The active user number excludes users who have downloaded our mobile apps without purchasing any of our wearable devices and users who have downloaded free versions of Fitbit Coach but are not subscribers to its paid premium offerings.

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

The number of active users is based on activity associated with each Fitbit user account. A user establishes an account with us by registering his or her email with us at Fitbit.com or through our app. As such, the active user metric reflects the number of Fitbit users who meet our definition of an active user during the measurement period; it is not associated with the particular device(s) owned by a user. Accordingly, a user with multiple devices synced to his or her account would only be counted as one active user. As a percentage of the active user metric, users who logged at least 100 steps with a health and fitness tracker or a weight measurement using an Aria scale but had an existing user account in a prior quarter increased from 82.5% as of December 31, 2018 to 83.0% as of December 31, 2019.

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

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding the Aria family, Flyer, and other accessories) pairing to a user account during the three months prior to the date of measurement. A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device.

In 2019, 39.1% of Activations came from Repeat Users, with Re-Activated Users representing 54.3% of those Repeat Users. In 2018, 37.6% of Activations came from Repeat Users, with Re-Activated Users representing 52.0% of those Repeat Users. We calculated the full year Activation metric by summing the Activations from Repeat Users and Re-Activated Users in each of the four quarters in 2019 and 2018. As such, a user who activated more than one Fitbit device to his or her account during the year and had activated a different Fitbit device in a prior year would count as a Repeat User more than once.

We believe that the Activations metric is a potential indicator of repeat purchase behavior but not a guarantee of repeat purchase behavior.  Actual repeat purchase behavior may depend on a number of factors, including but not limited to our ability to anticipate and satisfy consumer preferences.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation, intangible assets amortization, acquisition-related costs (including costs associated with the pending Merger with Google), litigation expense related to matters with Aliphcom, Inc. d/b/a Jawbone, or Jawbone, the impact of restructuring, the impact of the Fitbit Force recall, impairment of equity investment, the revaluation of our redeemable convertible preferred stock warrant liability prior to our initial public offering, or IPO, change in contingent consideration, interest income (expense), net, and income tax expense (benefit). See the section titled “Selected Financial Data-Non-GAAP Financial Measures-Adjusted EBITDA” in this Annual Report on Form 10-K for information regarding our use of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss).

Free cash flow

We define free cash flow as net cash provided by (used in) operating activities less purchase of property and equipment. See the section titled “Selected Financial Data—Non-GAAP Financial Measures—Free cash flow” in this Annual Report on Form 10-K for information regarding our use of free cash flow and a reconciliation of free cash flow to net cash provided by (used in) operating activities.

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

International Expansion

Our revenue, based on ship-to destinations, from sales outside of the United States represented 44% and 42% of our revenue in 2019 and 2018, respectively. We believe our global opportunity is significant, and to address this opportunity, we intend to continue to invest in sales and marketing efforts, distribution channels, and infrastructure and personnel to support our international expansion, including establishing additional sales offices globally. Our growth will depend in part on the adoption and sales of our products and services in international markets. Moreover, our international expansion efforts have resulted and will continue to result in increased costs and are subject to a variety of risks, including increased competition, uncertain enforcement of our intellectual property rights, more complex distribution logistics, and the complexity of compliance with foreign laws and regulations.

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

Competition

The market for wearable devices is both evolving and highly competitive. We primarily compete in the wrist-based wearables market, which is comprised of both smartwatches and trackers. Growth of the wearables market has been primarily driven by the smartwatch category of the wearables market. The wearable device market has a multitude of participants, including many large, broad-based consumer electronics companies that either compete in our market or adjacent markets or have announced plans to do so, such as Apple, Samsung, LG, and Google. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities, including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. We also face competition from manufacturers of lower-cost devices, such as Xiaomi, with its Mi Band devices, and Huawei. Market participants also include specialized consumer electronics companies such as Garmin, as well as traditional watch companies such as Fossil. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

Seasonality

Historically, we have experienced higher revenue in the fourth quarter compared to other quarters due in large part to seasonal holiday demand. For example, in 2019, 2018 and 2017, our fourth quarter represented 35%, 38% and 35% of our annual revenue, respectively. We also incur higher sales and marketing expenses during these periods.

Investing in Growth

Our business is in a multi-year transition process where we expect to leverage our core assets of brand, community, and data to focus on four key areas: adapting to the changing wearable device market; deepening our reach within healthcare; increasing our agility and optimizing our cost structure; and transforming our business from an episodic driven model centered around device sales to more life-time value and recurring revenue.

We expect to leverage the strength of our partners or make acquisitions where necessary, to increase speed to market and our ability to scale our business more effectively. For example, in 2016 we acquired assets from Coin, Pebble and Vector Watch to enhance the features and functionality of our devices, accelerate the expansion of our platform and ecosystem, and grow our capabilities in lower cost regions of the world. In 2018 we acquired Twine Health to further extend our reach into healthcare and to lay the foundation to expand our offerings to health plans, health systems, and self-insured employers, including the introduction of Fitbit Care, a connected health platform for health plans and employers, in the third quarter of 2018, while creating opportunities to increase our subscription-based revenue.

Furthermore, we intend to increase our focus on the health ecosystem, building relationships with employers, wellness providers, and payers. The corporate wellness market for the wearable devices market is new and is subject to a variety of challenges, including whether employers, health systems, and payers will continue to invest in such programs; long sales cycles; and substantial upfront sales costs. In each of 2019, 2018 and 2017, we derived less than 10% of our revenue from our Fitbit Health Solutions offerings. However, we believe that as healthcare costs continue to rise and as the healthcare ecosystem continues to seek ways to manage costs, this represents an opportunity to grow revenue. In order to grow our Fitbit Health Solutions presence, we intend to enhance our offerings as well as expand our sales team focused on this market.

Product Quality

We sell complex products and services that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components, or “bugs,” that can unexpectedly interfere with the products’ intended operations or cause injuries to users or property. Although we extensively and rigorously test new and enhanced products and services before their release, there can be no assurance we will be able to detect, prevent, or fix all defects. In addition, we utilize products and services provided by third parties, such as vendors and contract manufacturers, and we rely on their representations and do not have full control over their processes. Failure to detect, prevent, or fix defects, or an increase in defects, could result in a variety of consequences including a greater number of returns of products than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, which could harm our revenue and operating results.

Components of our Operating Results

Revenue

We have three sources of revenue: consumer device revenue, Fitbit Health Solutions revenue, and consumer non-device revenue. The vast majority of our revenue comes from the sale of wearable devices, which includes trackers, smartwatches, and accessories sold, through the retail, direct, and Fitbit Health Solutions channels. Within the Fitbit Health Solutions channel, revenue is comprised of devices, services, and software, with most of it driven by device sales. Consumer non-device revenue represents a small portion of our revenue, primarily from our subscription-based Fitbit Premium services.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling; warranty replacement; packaging, fulfillment; manufacturing and tooling equipment depreciation, warehousing, hosting, write-downs of excess and obsolete inventory, and amortization of developed technology intangible assets acquired, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

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

Sales and Marketing. Sales and marketing expenses represent a significant component of our operating expenses and consist primarily of advertising and marketing promotions of our products and services and personnel-related expenses, as well as costs related to sales incentives, trade shows and events, sponsorship, consulting and contractors, travel, POP displays, and allocated overhead.

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

Income Tax Expense (Benefit)

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to U.S. income and changes in tax laws.

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit in Altera Corp. v. Commissioner upheld U.S. Treasury Department regulations requiring that related parties in a cost-sharing arrangement share expenses related to stock-based compensation in proportion to the economic activity of the parties. The ruling reversed the prior decision of the U.S. Tax Court. On November 12, 2019, the Ninth Circuit Court of Appeals denied the plaintiff’s request for an en banc rehearing. Based on the appellate court’s ruling, we recorded a cumulative income tax expense of $5.3 million in the fourth quarter of 2019. The plaintiff filed a petition for a writ of certiorari in the U.S. Supreme Court on February 10, 2020, and we will continue to monitor developments in this matter.

Operating Results

The following tables set forth the components of our consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,434,788	$1,511,983	$1,615,519
Cost of revenue (1)	1,007,116	908,404	924,618
Gross profit	427,672	603,579	690,901
Operating expenses:
Research and development (1)	300,354	332,169	343,012
Sales and marketing (1)	329,800	344,091	415,042
General and administrative (1)	118,231	116,627	133,934
Total operating expenses	748,385	792,887	891,988
Operating loss	(320,713)	(189,308)	(201,087)
Interest income, net	10,291	7,808	3,647
Other income (expense), net	1,357	(2,642)	2,796
Loss before income taxes	(309,065)	(184,142)	(194,644)
Income tax expense	11,646	1,687	82,548
Net loss	$(320,711)	$(185,829)	$(277,192)

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$6,403	$7,312	$5,312
Research and development	44,855	57,188	54,123
Sales and marketing	11,585	14,726	14,959
General and administrative	14,896	17,783	17,187
Total	$77,739	$97,009	$91,581

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	70	60	57
Gross profit	30	40	43
Operating expenses:
Research and development	21	22	21
Sales and marketing	23	23	26
General and administrative	8	8	8
Total operating expenses	52	53	55
Operating loss	(22)	(13)	(12)
Interest income, net	1	1	—
Other income (expense), net	—	—	—
Loss before income taxes	(21)	(12)	(12)
Income tax expense (benefit)	1	—	5
Net loss	(22)%	(12)%	(17)%

A discussion regarding our results of operations for 2019 compared to 2018 is presented below. A discussion regarding our financial condition and results of operations for 2018 compared to 2017 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Revenue	$1,434,788	$1,511,983	$(77,195)	(5)%

Revenue decreased $77.2 million, or 5%, from $1.5 billion for 2018 to $1.4 billion for 2019. The decrease was driven by three primary factors: weaker than expected consumer receptivity to the introduction of our low cost smartwatch, Fitbit Versa Lite; decline in tracker revenue driven by the introduction of lower priced devices and a shift in consumer demand towards smartwatches within the wearable device category; and an increase in discounts, rebates, and promotions to retailers and distributors given the increased competitive environment. The decision to introduce more accessible and affordable devices to consumers, along with an increase in discounts, rebates, and promotions, negatively impacted our average selling price. Average selling price declined 17% to $87 per device in 2019 from $105 per device in 2018. Consumers responded favorably to the reduction in selling price, with total devices sold increasing 15% to 16 million devices sold in 2019, from 14 million devices sold in 2018. Sales of our smartwatches increased to 50% of revenue in 2019 from 44% of revenue in 2018, while sales of our trackers decreased to 49% of revenue in 2019 from 53% of revenue in 2018. Reflecting the weaker than expected consumer receptivity of Versa Lite, revenue from NPI decreased to $784.2 million, or 55% of revenue in 2019, from $869.4 million, or 57% of revenue in 2018. NPI revenue for 2019 includes Fitbit Inspire, Fitbit Inspire HR, Fitbit Versa Lite, Fitbit Ace 2, Fitbit Versa 2, and Fitbit Aria Air. Revenue from our direct channel, Fitbit.com, decreased $11.5 million, or 7%, to $143.2 million in 2019 from $154.7 million in 2018, and remained consistent at 10% of total revenue in both 2019 and 2018. Non-device revenue increased by 25% compared to the prior fiscal year primarily due to the launch of Fitbit Premium in the third quarter of 2019.

U.S. revenue, based on ship-to destinations, decreased $81.5 million, or 9%, from $880.5 million for 2018 to $799.0 million for 2019. U.S. revenue was disproportionately impacted by the increase in promotional activities. International revenue increased $4.3 million, or 1%, from $631.4 million for 2018 to $635.8 million for 2019, reflecting an increase of 7% in the Europe, Middle East, and Africa region, offset in part by an 11% decrease in the Asia Pacific region and a 6% decrease in the Americas excluding the United States.

Cost of Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Cost of revenue	$1,007,116	$908,404	$98,712	11%
Gross profit	427,672	603,579	(175,907)	(29)%
Gross margin	30%	40%

Cost of revenue increased $98.7 million, or 11%, from $908.4 million for 2018 to $1.0 billion for 2019. The increase was primarily due to $21.3 million in tariff costs related to products manufactured in China that went into effect on September 1, 2019, a $20.7 million increase in product costs associated with the increased number of devices sold and higher smartwatch mix, and a $56.5 million increase in warranty costs driven by the increase in devices sold and the absence of a benefit from the release of warranty accruals associated with certain products in 2018. Gross margin decreased to 30% for 2019 from 40% for 2018, primarily due to higher promotional activities, product mix shift towards higher cost smartwatches which have lower gross margins than our health and fitness trackers, and higher volume related to variable costs.

Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Research and development	$300,354	$332,169	$(31,815)	(10)%

Research and development expenses decreased $31.8 million, or 10%, from $332.2 million for 2018 to $300.4 million for 2019. The decrease was primarily due to a $20.4 million decrease in personnel-related expenses related to an average headcount decrease of 8%, a $5.3 million decrease in consulting and contractor expenses, a $3.1 million decrease in hosting services, and a $2.3 million decrease in allocated facilities and IT-related expenses, compared to the prior fiscal year.

Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Sales and marketing	$329,800	$344,091	$(14,291)	(4)%

Sales and marketing expenses decreased $14.3 million, or 4%, from $344.1 million for 2018 to $329.8 million for 2019. The decrease was due to a $9.8 million decrease in customer support costs related to improved quality and reduced case volume associated with our products, a $5.7 million decrease in personnel-related expenses related to an average headcount decrease of 7%, and a $1.7 million decrease in IT-related expenses, compared to the prior fiscal year. The decrease was offset by a $3.1 million increase in marketing expenses, primarily to due to higher advertising expenses, partially offset by a decrease in POP display costs.

General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
General and administrative	$118,231	$116,627	$1,604	1%

General and administrative expenses increased $1.6 million, or 1%, from $116.6 million for 2018 to $118.2 million for 2019. The increase was primarily due to $8.6 million of consulting and advisory fees related to the Merger Agreement with Google, a $1.6 million increase in software expenses, and a $1.7 million increase in business taxes, offset by a $4.8 million decrease in legal fees and a $4.6 million reduction in other professional fees. Average headcount decreased 3% in 2019 compared to the prior fiscal year.

Interest and Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Interest income, net	$10,291	$7,808	$2,483	32%
Other income (expense), net	1,357	(2,642)	3,999	(151)%

Interest income, net increased $2.5 million, or 32%, from $7.8 million for 2018 to $10.3 million for 2019, primarily due to higher interest rates earned on cash, cash equivalents and marketable securities. Other income (expense), net increased primarily due to the absence of an equity write-down compared to a one-time $6.0 million impairment loss in 2018.

Income Tax Expense

	Year Ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Income tax expense	$11,646	$1,687	$9,959	590%
Effective tax rate	(3.8)%	(0.9)%

Income tax expense increased $10.0 million, from $1.7 million for 2018 to $11.6 million for 2019. Our effective tax rate was (3.8)% and (0.9)% for 2019 and 2018, respectively. The increase in income tax expense for 2019 was primarily due to stock-based compensation expense recorded following the decision in Altera Corp v. Commissioner by the U.S. Court of Appeals for the Ninth Circuit discussed above, the mix of income or losses between our foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sale of our equity securities. As of December 31, 2019, we had cash and cash equivalents of $334.5 million and marketable securities of $184.0 million, approximately 79% of which are held on-shore by a U.S. legal entity.

Of our total cash, cash equivalents, and marketable securities, $107.8 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and current plans do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

We believe our existing cash, cash equivalents, and marketable securities balances, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, acquisitions, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Letters of Credit

As of December 31, 2019, we had outstanding letters of credit of $24.6 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(156,832)	$113,207	$64,241
Investing activities	25,761	17,496	(28,718)
Financing activities	(8,406)	1,287	4,635
Net change in cash and cash equivalents	$(139,477)	$131,990	$40,158

Cash Flows from Operating Activities

Net cash used in operating activities of $156.8 million in 2019 was primarily due to a net loss of $320.7 million, as well as an increase in net operating assets and liabilities of $3.3 million, partially offset by total non-cash adjustments of $167.2 million. The increase in net operating assets and liabilities included a $21.3 million increase in accounts receivable primarily due to an increase in days sales outstanding, an $18.5 million increase in inventories primarily due to Fitbit Versa Lite Edition, Fitbit Inspire, Fitbit Inspire HR and Fitbit Versa 2, and a $22.9 million decrease in lease liabilities, partially offset by a $40.7 million net increase in accounts payable and accrued liabilities and other liabilities primarily related to higher rebates and promotional activities in the fourth quarter of 2019, a $15.1 million decrease in prepaid expenses and other assets, and a $4.0 million increase in deferred revenue. Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, increased from 70 days as of December 31, 2018 to 74 days as of December 31, 2019, due to lower collections during the fourth quarter of 2019 compared to the fourth quarter of 2018. The $167.2 million total non-cash adjustments for 2019 included stock-based compensation expense of $77.7 million, depreciation and amortization expense of $62.8 million, and non-cash lease expense of $19.2 million.

Net cash used in operating activities was $156.8 million in 2019, compared to net cash provided by operating activities of $113.2 million in 2018, primarily due to a $134.9 million increase in net loss for 2019 compared to 2018, an increase of $126.0 million in change in net operating assets and liabilities compared to 2018 primarily related to a $72.2 million income tax refund received in 2018 and increases in accounts receivable and inventories in 2019, as well as a decrease of $9.1 million for non-cash adjustments to net loss in 2019 compared to 2018.

Cash Flows from Investing Activities

Net cash provided by investing activities for 2019 of $25.8 million was primarily due to maturities and sales of marketable securities of $414.7 million, partially offset by purchases of marketable securities of $347.6 million, purchases of property and equipment of $36.5 million, payment of $2.2 million for the cash portion of an acquisition, net of cash acquired, and acquisition-related holdback payments of $2.6 million.

Net cash provided by investing activities for 2018 of $17.5 million was primarily due to maturities and sales of marketable securities of $443.6 million, partially offset by purchases of marketable securities of $353.9 million, purchases of property and equipment of $52.9 million, payment of $13.6 million for the cash portion of an acquisition, net of cash acquired, and acquisition-related holdback payments of $5.6 million.

We may continue to use cash in the future to acquire businesses and technologies that enhance and expand our product offerings. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities for 2019 of $8.4 million was primarily due to $18.2 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans and $2.7 million used for financing lease payments, offset in part by $13.0 million in proceeds from the exercise of stock options and from stock purchases made through our 2015 Employee Stock Purchase Plan, or 2015 ESPP.

Net cash provided by financing activities for 2018 of $1.3 million was primarily due to $21.5 million in proceeds from the exercise of stock options and from stock purchases made through our 2015 ESPP, offset in part by $19.4 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans.

Contractual Obligations and Other Commitments

Our future minimum lease payments under finance and operating leases as of December 31, 2019 were $1.4 million and $100.7 million, respectively.

The aggregate amount of open purchase orders for the purchase of certain goods and services as of December 31, 2019 was approximately $347.0 million, of which $177.0 million related to our transition to a third-party hosting provider and $12.7 million was accrued for as of December 31, 2019. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufacturers. As of December 31, 2019, approximately $17.6 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $67.0 million as of December 31, 2019, due to the uncertainty of when the related tax settlements will become due.

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

Arrangements with Multiple Performance Obligations

We enter into contracts that have multiple performance obligations that include hardware, software, and services. The first performance obligation is the hardware and firmware essential to the functionality of the tracker or smartwatch delivered at the time of sale. The second performance obligation is the software services included with the products, which are provided free of charge and enable users to sync, view, and access real-time data on our online dashboard and mobile apps. The third performance obligation is the embedded right included with the purchase of the device to receive, on a when-and-if-available basis, future unspecified firmware upgrades and features relating to the product’s essential firmware. In addition, we occasionally offer a fourth performance obligation in bundled arrangements that allows access to subscription-based services related to our Fitbit Premium and Fitbit Coach offerings.

We allocate revenue to all performance obligations based on their relative standalone selling prices (“SSP”). Our process for determining SSP considers multiple factors including consumer behaviors, our internal pricing model, and cost-plus margin, and may vary depending upon the facts and circumstances related to each deliverable. SSP for the trackers and smartwatches reflect our best estimate of the selling prices if they were sold regularly on a stand-alone basis and comprise the majority of the arrangement consideration. SSP for upgrade rights currently ranges from $1.00 to $3.00. SSP for the online dashboard and mobile apps is currently estimated at $0.99. SSP for access to Fitbit Premium and Fitbit Coach subscription-based services are based on the price charged when sold separately.

Amounts allocated to the delivered wearable devices are recognized at the time of delivery, provided the other conditions for revenue recognition have been met. Amounts allocated to the online dashboard and mobile apps and unspecified upgrade rights are deferred and recognized on a straight-line basis over the estimated usage period.

We offer our users the ability to purchase subscription-based services, through which the users receive incremental features, including customized programs, advanced sleep features, personal insights, in-depth analytics regarding the user’s personal metrics, or video-based customized workouts. Amounts paid for subscriptions are deferred and recognized ratably over the service period, which is typically one year. Revenue from subscription-based services was less than 2% of revenue for all periods presented.

In addition, we offer subscription-based software and services to certain customers in Fitness Health Solutions, which includes a real-time dashboard, and the ability to create corporate challenges. SSP for the Fitness Health Solutions subscription is determined based on our internal pricing model for anticipated renewals for existing customers and pricing for new customers. Revenue allocated to the Fitness Health Solutions subscription is deferred and recognized on a straight-line basis over the estimated access period of one year, which is the typical service period. Revenue for Fitness Health Solutions software and services was less than 2% of revenue for all periods presented.

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

We estimate reserves for these policies and programs based on historical experience, and record the reserve as a reduction of revenue and an accrued liability. Through December 31, 2019, actual returns have primarily been open-box returns. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow us to estimate expected future product returns. We review the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. We then apply the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, we also provide a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. We also consider whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and record an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

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

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, we have elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

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

We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have one operating segment, we have determined that there is one reporting unit and test goodwill for impairment at the entity level. We test goodwill using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on the fair value of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill, as defined by ASC 350, to our carrying amount to determine the amount of impairment loss, if any. We tested goodwill for impairment as of October 31, 2019 and 2018, and the fair value of our reporting unit exceeded the carrying value. We considered other factors in the performance of the annual goodwill impairment test in the fourth quarter of 2019, including assumptions about expected future revenue forecasts, changes in the overall economy, trends in our stock price, and other operating conditions. It is reasonably possible that we could perform significantly below our expectations or a deterioration of market and economic conditions could occur. This would adversely impact our ability to meet our projected results, which could cause our goodwill to become impaired. If we determine that our goodwill is impaired, we would be required to record a non-cash charge that could have a material adverse effect on our results of operations and financial position.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of December 31, 2019, we had cash and cash equivalents of $334.5 million and marketable securities of $184.0 million which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Risk

To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. In addition, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from revenue and operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses.

To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated revenue and expenses, we have in the past entered into cash flow hedges in the form of foreign currency exchange forward and option contracts. However, there were no such cash flow hedges entered into during 2019. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged.

We had no outstanding contracts in cash flow hedges for forecasted revenue and expense transactions as of December 31, 2019. We had outstanding balance sheet hedges with a total notional amount of $83.4 million as of December 31, 2019. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on transactions denominated in currencies other than respective functional currencies, a hypothetical change of 10% would have resulted in an impact on loss before income taxes of approximately $31.1 million for 2019.

Item 8. Financial Statements and Supplementary Data

FITBIT, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Fitbit, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fitbit, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2020 expressed an unqualified opinion.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sales Incentive Accruals

As described further in Note 2 to the consolidated financial statements, the Company offers sales incentives and rebates to its retailers and distributors through various pricing programs. These sales incentives and rebates are provided to customers in the form of credits upon receipt of sell-through data. The associated rebate accruals are estimated based on the per-unit-cost of the program and the number of units expected to be sold in periods of the promotions. The rebates are in the form of reduced prices offered by the resellers during the promotion periods. During the period of the promotion, the Company records these sales incentive programs by recognizing a liability and reducing revenue for sales incentives and rebates based on the estimated amount of rebates or credits that will be claimed by customers, and other known factors that arise in the normal course of business.

Prior to the promotion, the Company typically authorizes customers the price amount of the sales incentive or rebate per unit by product type. The Company then estimates the results of the specific pricing programs based on the expected quantity of units sold during the promotion period. The uncertainty around the ultimate sales incentives earned causes the consideration to be variable, and the Company uses the expected value method to estimate variable consideration related to sales incentives and rebates. In determining these estimates, the Company considers all reasonably available information, including promotion history and patterns, specific customer promotional trends, and the expected trends by customer and by product category.

The principal consideration for our determination that performing procedures related to the sales incentive and rebate accruals is a critical audit matter is that the matter involves significant judgement by management in estimating the outcomes of the pricing programs. Evaluating the reasonableness of these judgments and estimates required significant auditor subjectivity.

Our audit procedures related to sales incentive and rebates accruals included the following, among others.

•We tested the design and operating effectiveness of controls related to the Company’s review of the calculation of the accruals, including controls over the review of the significant assumptions and data inputs used.
•We analytically evaluated estimated claims by major customer and product to test for accurate calculations and appropriateness of management judgement.
•We evaluated claims activity subsequent to year-end to identify potential recent changes in trends to support assumptions made by management at year end.
•We tested a sample of actual claims processed during the year by obtaining and inspecting underlying documentation, including the related credit memos.

Rights of Return

As described further in Note 2 to the consolidated financial statements, the Company offers rights of return under various policies and programs with its retailer and distributor customers. Retailers and distributors are generally allowed to return products that were originally sold through to an end user, known as open box returns, and these may be made at any time after the original sale. Amounts reserved for future returns are accounted for as a reduction of revenue and as an accrued liability, and are estimated based on historical trends and data specific to each reporting period. The historical trends consider product life cycle, new product introductions, market acceptance of products, product sell-through, seasonality and other factors. Historical rates of returns are then applied to current period revenue as a basis for estimating future returns. We identified rights of return reserves as a critical audit matter.

The principal consideration for our determination that rights of returns reserves are a critical audit matter is that the return estimates, which use historical rates of return to predict future returns, rely on the substantial use of management judgment. Significant auditor subjectivity was required to evaluate management’s judgments and assumptions in estimating the return reserves.

Our audit procedures related to the rights of return reserves included the following, among others.

•We tested the design and operating effectiveness of controls related to the calculation of the return reserves as well as those related to the receiving and recording of actual returns. The controls included management’s review of the completeness and mathematical accuracy of the data and review of assumptions used in the reserve calculations.
•We obtained recent historical sales and returns data by product and by customer and tested selected inputs used in management’s forecasting models, such as current year sales, current year actual returns, estimating timing of returns, and product prices. In addition, we used this historical data to evaluate the reasonableness of inputs used to estimate return rates for new product introductions.
•We compared historical return rates as a percentage of historical sales to estimated return rates. We analytically evaluated the forecasted time period over which they expect returns by major customer and product to assess the appropriateness of management judgement.
•We tested a sample of actual return transactions processed during the year by inspecting underlying documentation, including the credit memo, shipping documents, and return approvals.
•We tested a sample of return activity subsequent to year-end to identify potential changes in return trends.

Inventory Valuation

As described further in Note 2 to the consolidated financial statements, the Company accounts for inventory at the lower of cost or net realizable value. On a periodic basis, the Company assesses the valuation of inventory and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions. We identified the net realizable value of inventory as a critical audit matter.

The principal consideration for our determination that the net realizable value of inventory is a critical audit matter is that the evaluation of excess and obsolete inventory relies on the substantial use of management judgment to forecast future demand and assess market conditions, resulting in estimation uncertainty. Significant auditor subjectivity was required to evaluate management’s judgments and assumptions.

Our audit procedures related to net realizable value of inventory included the following, among others.

•We tested the design and operating effectiveness of controls related to the calculation of the net realizable value of inventory, including controls over the review of the demand forecast.
•We tested the completeness of the underlying data used in the calculation of net realizable value.
•We evaluated the reasonableness of management’s demand forecasts by performing the following:
◦Compared prior year forecasts with actual results to evaluate management’s ability to estimate future demand.
◦Assessed forecasted demand for consistency with evidence obtained in other areas of the audit.
•We recalculated and assessed the appropriateness of the formulaic calculation and management adjustments by making inquiries of management and various individuals outside of the accounting team for selected adjustments and obtained supporting documentation when relevant.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

San Francisco, California
February 26, 2020

Report of Independent Registered Public Accounting Firm

February 26, 2020

Board of Directors and Stockholders
Fitbit, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Fitbit, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

San Francisco, California
February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fitbit, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fitbit, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 1, 2019

We served as the Company’s auditor from 2011 to 2018.

FITBIT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$334,479	$473,956
Marketable securities	184,023	249,493
Accounts receivable, net	435,269	414,209
Inventories	136,752	124,871
Income tax receivable	573	6,957
Prepaid expenses and other current assets	28,656	42,325
Total current assets	1,119,752	1,311,811
Property and equipment, net	82,756	106,286
Operating lease right-of-use assets	70,225	—
Goodwill	64,812	60,979
Intangible assets, net	16,746	23,620
Deferred tax assets	4,111	4,489
Other assets	9,684	8,362
Total assets	$1,368,086	$1,515,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$194,626	$251,657
Accrued liabilities	513,530	437,234
Operating lease liabilities	23,511	—
Deferred revenue	32,307	29,400
Income taxes payable	636	1,092
Total current liabilities	764,610	719,383
Long-term deferred revenue	8,535	7,436
Long-term operating lease liabilities	67,902	—
Other liabilities	39,776	52,790
Total liabilities	880,823	779,609
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 235,565,181 and 221,081,203 shares issued and outstanding as of December 31, 2019 and 2018, respectively	23	22
Class B common stock, $0.0001 par value, 350,000,000 shares authorized; 29,318,245 and 31,281,638 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3	3
Additional paid-in capital	1,126,827	1,055,046
Accumulated other comprehensive income (loss)	188	(66)
Accumulated deficit	(639,778)	(319,067)
Total stockholders’ equity	487,263	735,938
Total liabilities and stockholders’ equity	$1,368,086	$1,515,547

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

Revenue	$1,434,788	$1,511,983	$1,615,519
Cost of revenue	1,007,116	908,404	924,618
Gross profit	427,672	603,579	690,901
Operating expenses:
Research and development	300,354	332,169	343,012
Sales and marketing	329,800	344,091	415,042
General and administrative	118,231	116,627	133,934
Total operating expenses	748,385	792,887	891,988
Operating loss	(320,713)	(189,308)	(201,087)
Interest income, net	10,291	7,808	3,647
Other income (expense), net	1,357	(2,642)	2,796
Loss before income taxes	(309,065)	(184,142)	(194,644)
Provision for income taxes	11,646	1,687	82,548
Net loss	$(320,711)	$(185,829)	$(277,192)
Net loss per share attributable to common stockholders:
Basic	$(1.25)	$(0.76)	$(1.19)
Diluted	$(1.25)	$(0.76)	$(1.19)
Shares used to compute net loss per share attributable to common stockholders:
Basic	257,500	244,603	232,032
Diluted	257,500	244,603	232,032

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net loss	$(320,711)	$(185,829)	$(277,192)
Other comprehensive loss:
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $0, $819, and $(1), respectively	(66)	7,587	(19,422)
Less: reclassification for realized net loss (gain) included in net loss, net of tax expense (benefit) of $0, $(819), and $74, respectively	—	(7,587)	19,965
Net change, net of tax	(66)	—	543
Available-for-sale investments:
Change in unrealized gain (loss) on investments	320	(68)	125
Less reclassification for realized net (gain) loss included in net loss	—	11	(13)
Net change, net of tax	320	(57)	112
Change in foreign currency translation adjustment, net of tax	—	—	314
Comprehensive loss	$(320,457)	$(185,886)	$(276,223)

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands except share amounts)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2016	225,663,277	$23	$859,345	$(978)	$140,142	$998,532
Issuance of common stock	13,093,245	1	19,010	—	—	19,011
Stock-based compensation expense	—	—	92,081	—	—	92,081
Taxes related to net share settlement of restricted stock units	—	—	(14,376)	—	—	(14,376)
Adjustment to opening retained earnings - adoption ASU 2016-09	—	—	—	—	4,938	4,938
Net loss	—	—	—	—	(277,192)	(277,192)
Other comprehensive income	—	—	—	969	—	969
Balance at December 31, 2017	238,756,522	24	956,060	(9)	(132,112)	823,963
Issuance of common stock	13,606,319	1	21,469	—	—	21,470
Stock-based compensation expense	—	—	96,953	—	—	96,953
Taxes related to net share settlement of restricted stock units	—	—	(19,436)	—	—	(19,436)
Adjustment to opening retained earnings - adoption ASU 2014-09 (606)	—	—	—	—	(1,126)	(1,126)
Net loss	—	—	—	—	(185,829)	(185,829)
Other comprehensive loss	—	—	—	(57)	—	(57)
Balance at December 31, 2018	252,362,841	25	1,055,046	(66)	(319,067)	735,938
Issuance of common stock	12,520,585	1	13,018	—	—	13,019
Stock-based compensation expense	—	—	76,934	—	—	76,934
Taxes related to net share settlement of restricted stock units	—	—	(18,171)	—	—	(18,171)
Net loss	—	—	—	—	(320,711)	(320,711)
Other comprehensive income	—	—	—	254	—	254
Balance at December 31, 2019	264,883,426	$26	$1,126,827	$188	$(639,778)	$487,263
The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Cash Flows from Operating Activities
Net loss	$(320,711)	$(185,829)	$(277,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	297	56	7,893
Provision for excess and obsolete inventory	6,011	11,828	14,833
Depreciation	54,139	48,889	39,971
Non-cash lease expense	19,170	—	—
Amortization of intangible assets	8,699	7,926	5,722
Accelerated depreciation of property and equipment	206	7,731	5,250
Amortization of issuance costs and discount on debt	—	785	951
Stock-based compensation	77,739	97,009	91,581
Deferred income taxes	384	(2,548)	173,906
Impairment of equity investment	—	6,000	—
Other	515	(1,395)	216
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,313)	(8,036)	63,784
Inventories	(18,471)	(12,860)	92,129
Prepaid expenses and other assets	15,141	125,914	(113,111)
Fitbit Force recall reserve	(1)	(445)	(789)
Accounts payable	(52,560)	35,207	(86,115)
Accrued liabilities and other liabilities	93,262	(11,978)	56,172
Lease liabilities	(22,889)	—	—
Deferred revenue	4,006	(5,622)	(7,472)
Income taxes payable	(456)	575	(3,488)
Net cash provided by (used in) operating activities	(156,832)	113,207	64,241
Cash Flows from Investing Activities
Purchase of property and equipment	(36,531)	(52,880)	(89,160)
Purchase of marketable securities	(347,579)	(353,948)	(597,933)
Sales of marketable securities	9,124	9,983	42,406
Maturities of marketable securities	405,596	433,594	622,525
Acquisitions, net of cash acquired	(4,849)	(19,253)	(556)
Equity investment	—	—	(6,000)
Net cash provided by (used in) investing activities	25,761	17,496	(28,718)
Cash Flows from Financing Activities
Repayment of debt	(550)	(747)	—
Payment of financing lease liability	(2,703)	—	—
Proceeds from issuance of common stock	13,018	21,470	19,011
Taxes paid related to net share settlement of restricted stock units	(18,171)	(19,436)	(14,376)
Net cash provided by (used in) financing activities	(8,406)	1,287	4,635
Net increase (decrease) in cash and cash equivalents	(139,477)	131,990	40,158
Effect of exchange rate changes on cash and cash equivalents	—	—	488
Cash and cash equivalents at beginning of period	473,956	341,966	301,320
Cash and cash equivalents at end of period	$334,479	$473,956	$341,966
Supplemental Disclosure
Cash paid for interest	$669	$631	$1,019
Cash paid (received) for income taxes, net of $72 million income tax refund in 2018	$(4,181)	$(69,868)	$382
Supplemental Disclosure of Non-Cash Investing and Financing Activity
Purchase of property and equipment included in accounts payable and accrued liabilities	$5,720	$6,615	$4,197
Property acquired under capital leases	$—	$2,700	$—
Contingent consideration related to acquisitions	$1,889	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FITBIT, INC.
Notes to Consolidated Financial Statements

1.    Business Overview and Basis of Presentation

Description of Business

Fitbit, Inc. (the “Company”) is a technology company focused on driving health solutions and positively impacting health outcomes. The Fitbit platform combines wearable devices with software and services to give its users tools to help them reach their health and fitness goals. The Company’s wearable devices, which include trackers and smartwatches, enable its users to view data about their daily activity, exercise and sleep in real-time. The Company’s software and services, which include an online dashboard and mobile app, provide its users with data analytics, motivational and social tools, and virtual coaching through customized fitness plans and interactive workouts, drive user engagement and can be leveraged to provide personalized insights. The Company sells devices through diversified sales channels that include distributors, retailers, Fitbit Health Solutions, and Fitbit.com. The Company has established wholly-owned subsidiaries globally and its corporate headquarters are located in San Francisco, California.

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

Google Acquisition

On November 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google LLC, a Delaware limited liability company (“Google”) and Magnoliophyta Inc., a Delaware corporation and wholly owned subsidiary of Google (the “Merger Sub”). Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, the Merger Sub will merge with and into the Company, and the Company will become a wholly owned subsidiary of Google (the “Merger”). If the Merger is completed, Google will acquire all the shares of the Company’s Class A common stock and Class B common stock (together, the “Shares”) for $7.35 per share in cash, without interest (the “Merger Consideration”). All Shares underlying vested stock options and vested stock-based awards will be converted into the right to receive the Merger Consideration (or, in the case of stock options, the difference between the Merger Consideration and the applicable per share exercise price), less any applicable tax withholdings. Unvested stock options and stock-based awards will generally be converted into cash-based awards with an equivalent value based on the Merger Consideration and vesting schedule. The Merger is expected to close in 2020, subject to customary closing conditions, including approval by the expiration or termination of any waiting periods or receipt of any requisite consents under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval under the antitrust laws of the European Union and other jurisdictions agreed by the parties and satisfaction of other closing conditions. The Merger was approved by our stockholders on January 3, 2020.

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

The Company ceased to recognize revenue from Wynit, which totaled $8.1 million during the third quarter of 2017. Additionally, the Company recorded a charge of $35.8 million during the third quarter ended September 30, 2017 comprised of cost of revenue of $5.5 million associated with shipments to Wynit in the third quarter of 2017 and bad debt expense of $30.3 million associated with all of Wynit’s outstanding accounts receivables. The Company maintains credit insurance that covers a portion of the exposure related to its customer receivables. The Company recorded an insurance receivable based on an analysis of its insurance policies, including their exclusions, an assessment of the nature of the claim, and information from its insurance carrier. As of September 30, 2017, the Company had recorded an insurance receivable of $26.8 million, included in prepaid expenses and other current assets, associated with the amount it had concluded was probable related to the claim. The $26.8 million insurance receivable allowed the Company to recover $22.7 million of bad debt expense and $4.1 million of cost of revenue, resulting in a net charge of $9.0 million in the consolidated statement of operations comprised of net bad debt expense of $7.6 million and net cost of revenue of $1.4 million. The Company received $21.4 million of the insurance receivable during the fourth quarter of 2017, and the remaining $5.4 million in the first quarter of 2018.

During 2018, the Company released $12.4 million in product return and rebate reserves related to Wynit, as it believed the possibility of future claims associated with these reserves was remote. This reserve release resulted in a $12.4 million increase in revenue during the year ended December 31, 2018.

See to Note 7, "Commitments and Contingencies," for information regarding legal proceedings related to Wynit.

Non-Monetary Transaction

The Company entered into an agreement with a third party during 2016 to exchange inventory for advertising credits and cash, which was amended in October 2018 to extend the contractual period from four to six years. The Company recorded the transaction based on the estimated fair value of the products exchanged. For the year ended December 31, 2016, the Company recorded $15.0 million of revenue and $7.0 million of associated cost of goods sold upon exchange of the products for advertising credits of $13.0 million and cash of $2.0 million. The $13.0 million of unused advertising credits remaining as of December 31, 2016 were recorded in prepaid expenses and other current assets, and other assets. Such credits are expected to be used over the contractual period of six years, and will be expensed as advertising services are received. During the years ended December 31, 2019 and 2018, $1.9 million and $2.3 million, respectively, of credits were utilized. The Company’s prepaid and other assets related to unused advertising credits as of December 31, 2019 and December 31, 2018 were $7.9 million and $9.9 million, respectively.

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

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company views marketable securities as available to support current operations as needed, and has classified all available-for-sale securities as current assets. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other expense, net as incurred. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. Investments are reviewed periodically to identify possible other-than-temporary impairments. No impairment loss has been recorded on the securities as the Company believes that any decrease in fair value of these securities is temporary and expects to recover up to, or beyond, the initial cost of investment for these securities.

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

The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure local currency denominated monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, plant and equipment, right-of-use assets, and other nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements have been included in the Company’s operating results within other income (expense), net. Local currency transactions of these international operations are remeasured into U.S. dollars at the rates of exchange in effect at the date of the transaction. Foreign currency transaction gains (losses) were $(3.6) million, $4.6 million, and $2.6 million for 2019, 2018, and 2017, respectively.

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

The Company’s accounts receivable is derived from customers located primarily in the United States. The Company maintains credit insurance for the majority of its customer balances, performs ongoing credit evaluations of its customers, and maintains allowances for potential credit losses on customers’ accounts when deemed necessary. Credit losses historically have not been significant. The Company continuously monitors customer payments and maintains an allowance for doubtful accounts based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.

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

Internally-Developed Software Costs

The Company capitalizes eligible costs to acquire, develop, or modify internal-use software that are incurred subsequent to the preliminary project stage. Capitalized internally-developed software costs, net, were $4.0 million as of December 31, 2019 and $2.6 million as of December 31, 2018.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption practical expedients, and it recognizes such lease payments on a straight-line basis over the lease term.

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

The Company assesses goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with the determination that the Company has one operating segment, the Company has determined that there is one reporting unit and tests goodwill for impairment at the entity level. Goodwill is tested using the two-step process in accordance with ASC 350, Intangibles—Goodwill and Other. In the first step, the carrying amount of the reporting unit is compared to the fair value based on the fair value of the Company’s common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill, as defined by ASC 350, is compared to its carrying amount to determine the amount of impairment loss, if any. The Company tested goodwill for impairment as of October 31, 2019 and 2018, and the fair value of the reporting unit exceeded the carrying value. The Company considered other factors in the performance of the annual goodwill impairment test in the fourth quarter of 2019, including assumptions about expected future revenue forecasts, changes in the overall economy, trends in its stock price, and other operating conditions.  It is reasonably possible that the Company could perform significantly below its expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause its goodwill to become impaired. If the Company determines that its goodwill is impaired, it would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.

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

The Company adopted ASU 2014-09 (Topic 606) effective January 1, 2018, utilizing the modified retrospective transition method. Prior periods were not retrospectively adjusted. Upon adoption, the Company recognized an immaterial cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. The new standard impacted the timing of when revenue is recognized for certain products shipped, and the timing and classification of certain sales incentives, which are generally recognized earlier than historical guidance. The Company believes the ASU 2014-09 guidance is materially consistent with its historical revenue recognition policy.

Products and Services

The Company derives substantially all of its revenue from sales of its wearable devices, which includes trackers, smartwatches and accessories. The Company also generates a small portion of revenue from its subscription-based services. The Company considers transfer of control of its products to have occurred once control has transferred and delivery of services to have occurred. The Company recognizes revenue, net of estimated sales returns, sales incentives, discounts, and sales tax.

Arrangements with Multiple Performance Obligations

The Company enters into contracts that have multiple performance obligations that include hardware, software, and services. The first performance obligation is the hardware and firmware essential to the functionality of the tracker or smartwatch delivered at the time of sale. The second performance obligation is the software services included with the products, which are provided free of charge and enable users to sync, view, and access real-time data on the Company’s online dashboard and mobile apps. The third performance obligation is the embedded right included with the purchase of the device to receive, on a when-and-if-available basis, future unspecified firmware upgrades and features relating to the product’s essential firmware. In addition, the Company occasionally offers a fourth performance obligation in bundled arrangements that allows access to subscription-based services related to the Company’s Fitbit Premium and Fitbit Coach offerings.

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

The Company offers its users the ability to purchase subscription-based services, through which the users receive incremental features, including customized programs, advanced sleep features, personal insights, in-depth analytics regarding the user’s personal metrics, or video-based customized workouts. Amounts paid for subscriptions are deferred and recognized ratably over the service period, which is typically one year. Revenue from subscription-based services was less than 2% of revenue for all periods presented.

In addition, the Company offers subscription-based software and services to certain customers in Fitness Health Solutions, which includes a real-time dashboard, and the ability to create corporate challenges. SSP for the Fitness Health Solutions subscription is determined based on the Company’s internal pricing model for anticipated renewals for existing customers and pricing for new customers. Revenue allocated to the Fitness Health Solutions subscription is deferred and recognized on a straight-line basis over the estimated access period of one year, which is the typical service period. Revenue for Fitness Health Solutions software and services was less than 2% of revenue for all periods presented.

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

The Company estimates reserves for these policies and programs based on historical experience, and records the reserves as a reduction of revenue and an accrued liability. Through December 31, 2019, actual returns have primarily been open-box returns. On a quarterly basis, the amount of revenue that is reserved for future returns is calculated based on historical trends and data specific to each reporting period. For recently introduced devices, historical trends of similar Fitbit products are used. The historical trends consider product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates can fluctuate over time, but have been sufficiently predictable to allow the Company to estimate expected future product returns. The Company reviews the actual returns evidenced in prior quarters as a percent of related revenue to determine the historical rate of returns. The Company then applies the historical rate of returns to the current period revenue as a basis for estimating future returns. When necessary, the Company also provides a specific reserve for products in the distribution channel in excess of estimated requirements. This estimate can be affected by the amount of a particular product in the channel, the rate of sell-through, product plans, and other factors. The Company also considers whether there are circumstances which may result in anticipated returns higher than the historical return rate from direct customers and records an additional specific reserve as necessary. The estimates and assumptions used to reserve for rights of return, stock rotation rights, and price protection have been accurate in all material respects and have not materially changed in the past.

Sales Incentives

The Company offers sales incentives through various programs, consisting primarily of cooperative advertising and pricing promotions to retailers and distributors. The Company records advertising with customers as a reduction to revenue unless it receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the distinct benefit received, in which case the Company records it as a marketing expense. The Company recognizes a liability and reduces revenue for rebates or other incentives related to products in the distribution channel. This estimate is based on the projected amount of rebates or credits that will be claimed by customers and can be affected by the amount of a particular product in the channel, the rate of sell-through, product promotion plans, and other factors.

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

Advertising Costs and Point of Purchase (“POP”) Displays

Costs related to advertising and promotions, excluding cooperative advertising costs, are expensed to sales and marketing as incurred. Advertising and promotion expenses, including expenses for POP displays, for 2019, 2018, and 2017 were $170.4 million, $161.5 million and $226.3 million, respectively. Co-op advertising costs are recorded as a reduction to revenue, and for 2019, 2018 and 2017 were $89.8 million, $80.3 million and $45.0 million, respectively.

The Company provides retailers with POP displays, generally free of charge, in order to facilitate the marketing of the Company’s products within retail stores. Any amounts related to the costs of the POP displays are expensed as incurred, and included in sales and marketing expenses on the consolidated statements of operations. Prior to 2019, POP displays were recorded as prepaid expenses and other current assets on the consolidated balance sheet and recognized as expense over the expected period of the benefit provided by these assets, which was generally 12 months.

Product Warranty

The Company offers a standard product warranty that its products will operate under normal use for a period of one-year from the date of original purchase, except in the European Union and certain Asia Pacific countries where the Company provides a two-year warranty. The Company has the obligation, at its option, to either repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of revenues. The estimate of future warranty costs is based on historical rates from similar products and projected warranty claim rates, historical and projected cost-per-claim and knowledge of specific product failures, if any, that are outside of the Company’s typical experience. The Company regularly review these estimates to assess the appropriateness of its recorded warranty liabilities and adjust the amounts as necessary. Factors that affect the warranty obligation include product failure rates, service delivery costs incurred in correcting the product failures, and warranty policies. The Company’s products are manufactured by contract manufacturers, and in certain cases, the Company may have recourse against such contract manufacturers. Should actual product failure rates, use of materials or other costs differ from the Company’s estimates, additional warranty liabilities could be incurred, which could materially affect its results of operations. The estimates and assumptions used to reserve for product warranty have been accurate in all material respects and have not materially changed in the past.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. Determining the fair value of stock-based awards at the grant date requires judgment. The fair value of restricted stock units ("RSUs") without market conditions is the fair value of the Company’s common stock on the grant date. The Company estimates the fair value of RSUs subject to market conditions using a Monte Carlo simulation model. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, warrants and shares issued under the 2015 Employee Stock Purchase Plan (the “2015 ESPP”).

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

As the Company was in a net loss position from 2017 through 2019, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available-for-sale debt securities. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and corrects guidance related to Topic 326, Topic 815, and Topic 825. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The Company will adopt Topic 326 utilizing the modified retrospective method through a cumulative-effect adjustment on January 1, 2020, and will not restate comparative periods. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

The standard had a material impact on the Company’s consolidated balance sheets but did not have an impact on its consolidated statements of operations. The most significant impact was the recognition of ROU assets and short-term and long-term lease liabilities for operating leases. The balances of operating lease ROU assets, operating lease liabilities, and long-term operating lease liabilities as of December 31, 2019 were $70.2 million, $23.5 million, and $67.9 million, respectively. The impact to other financial statement line items was immaterial. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in the Company’s consolidated statement of cash flows. Refer to Note 6 for further information on leases.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$107,708	$—	$—	$107,708
U.S. government agencies	—	77,364	—	77,364
Corporate debt securities	—	207,137	—	207,137
Total	$107,708	$284,501	$—	$392,209
Liabilities:
Contingent consideration	$—	$—	$1,889	$1,889
Derivative liabilities	—	748	—	748
Total	$—	$748	$1,889	$2,637

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$273,546	$—	$—	$273,546
U.S. government agencies	—	72,840	—	72,840
Corporate debt securities	—	228,953	—	228,953
Derivative assets	—	623	—	623
Total	$273,546	$302,416	$—	$575,962
Liabilities:
Derivative liabilities	$—	$549	$—	$549
Stock warrant liability	—	—	410	410
Total	$—	$549	$410	$959

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

There were no Level 3 financial assets during 2019 and 2018. The Company's Level 3 liabilities measured and recorded on a recurring basis as of December 31, 2019 consist of contingent consideration related to an acquisition. Subsequent changes in the fair value of this obligation will be recorded within the Company’s consolidated statements of operations. The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. There were Level 3 financial liabilities as of December 31, 2018. There have been no transfers between fair value measurement levels during 2019, 2018 and 2017.

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

The following table sets forth the cash, cash equivalents, and marketable securities as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$126,293	$—	$—	$126,293	$126,293	$—
Money market funds	107,708	—	—	107,708	107,708	—
U.S. government agencies	77,316	48	—	77,364	30,375	46,989
Corporate debt securities	207,063	85	(11)	207,137	70,103	137,034
Total	$518,380	$133	$(11)	$518,502	$334,479	$184,023

The following table sets forth the cash, cash equivalents, and marketable securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$148,110	$—	$—	$148,110	$148,110	$—
Money market funds	273,546	—	—	273,546	273,546	—
U.S. government agencies	72,884	1	(45)	72,840	9,738	63,102
Corporate debt securities	229,040	—	(87)	228,953	42,562	186,391
Total	$723,580	$1	$(132)	$723,449	$473,956	$249,493

The gross unrealized gains or losses on marketable securities as of December 31, 2019 and December 31, 2018 were not material. There were no available-for-sale investments as of December 31, 2019 and December 31, 2018 that have been in a continuous unrealized loss position for greater than twelve months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	December 31, 2019	December 31, 2018

Due in one year	$173,827	$249,493
Due in one to two years	10,196	—
Total	$184,023	$249,493

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

The Company periodically assesses the effectiveness of its cash flow hedges. Effectiveness represents a derivative instrument’s ability to generate offsetting changes in cash flows related to the hedged risk. The Company records the gains or losses, net of tax, related to its cash flow hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassifies the gains or losses into revenue and operating expenses when the underlying hedged transactions are recognized. If the hedged transaction becomes probable of not occurring, the corresponding amounts in accumulated other comprehensive income (loss) would immediately be reclassified to other income (expense), net. Cash flows related to the Company’s cash flow hedging program are recognized as cash flows from operating activities in its statements of cash flows. Prior to the adoption of ASU 2017-12, the Company recorded the gains or losses related to the ineffective portion of its cash flow hedges, if any, immediately in other income (expense), net. For the periods ended December 31, 2018 and December 31, 2019, there was no ineffective impact from the Company’s cash flow hedges.

The Company had no outstanding contracts that were designated in cash flow hedges for forecasted revenue as of December 31, 2019 and December 31, 2018.

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

The Company had outstanding balance sheet hedges with a total notional amount of $83.4 million and $101.4 million as of December 31, 2019 and December 31, 2018, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the dates presented (in thousands):

		December 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities
Hedges not designated	Prepaid expense and other current assets	$—	$—	$623	$—
Hedges not designated	Accrued liabilities	—	748	—	549
Total fair value of derivative instruments		$—	$748	$623	$549

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on other comprehensive income (“OCI”) and the consolidated statement of operations for the periods presented (in thousands):

		Year Ended December 31,
	Income Statement Location	2019	2018	2017
Foreign exchange cash flow hedges:
Gain (loss) recognized in OCI—effective portion		$—	$8,405	$(19,436)
Gain (loss) reclassified from OCI into income—effective portion	Revenue	—	8,405	(18,532)
Gain (loss) reclassified from OCI into income—effective portion	Operating expenses	—	—	(1,405)
Gain (loss) recognized in income—ineffective portion	Other income (expense), net	—	—	21
Gain recognized in income—excluded time value portion	Other income (expense), net	—	—	1,771
Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income (expense), net	$(2,122)	$6,240	$(10,516)

As of December 31, 2019, all net derivative gains related to the Company’s cash flow hedges have been reclassified from OCI into net income.

Effect of Derivative Contracts on Consolidated Statements of Operations

The following table provides the location in the consolidated statements of operations and amount of the recognized gains or losses to the Company’s derivative instruments designated as hedging instruments (in thousands):

	Year Ended December 31,
	2019	2018	2017

Total amounts presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded in revenue	$1,434,788	$1,511,983	$1,615,519
Total amounts presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded in operating expenses	748,385	792,887	891,988
Gain (loss) on foreign exchange contracts designated as cash flow hedges reclassified from OCI into revenue	—	8,405	(18,532)
Loss on foreign exchange contracts designated as cash flow hedges reclassified from OCI into operating expenses	—	—	(1,405)

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

The following table sets forth the available offsetting of net derivative assets and net derivative liabilities under the master netting arrangements as of December 31, 2019 and December 31, 2018 (in thousands):

December 31, 2019
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in Consolidated Balance Sheets
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts assets	$—	$—	$—	$—	$—	$—
Foreign exchange contracts liabilities	748	—	748	—	—	748

	December 31, 2018
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange contracts assets	$623	$—	$623	$549	$—	$74
Foreign exchange contracts liabilities	549	—	549	549	—	—

5.    Balance Sheet Components

Deferred Revenue

Deferred revenue relates to performance obligations for which payments have been received by the customer prior to revenue recognition. Deferred revenue primarily consists of deferred software, or amounts allocated to mobile dashboard and on-line apps and unspecified upgrade rights. Deferred revenue also includes deferred subscription-based services. The deferred software and deferred subscription-based service performance obligations are anticipated to be recognized over the useful life or service periods of one to eighteen months.

Changes in the total short-term and long-term deferred revenue balance were as follows (in thousands):

	December 31,
	2019	2018	2017
Beginning balances	$36,836	$42,432	$49,904
Deferral of revenue	45,040	40,003	46,193
Recognition of deferred revenue	(41,034)	(45,599)	(53,665)
Ending balances	$40,842	$36,836	$42,432

Revenue Returns Reserve

Changes in the revenue returns reserve were as follows (in thousands):

	December 31,
	2019	2018	2017
Beginning balances	$104,001	$109,872	$98,851
Increases (1)	178,962	170,957	229,610
Returns taken	(181,637)	(176,828)	(218,589)
Ending balances	$101,326	$104,001	$109,872
(1) Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts were as follows (in thousands):

	December 31,
	2019	2018	2017(1)
Beginning balances	$3,742	$9,229	$282
Increases	297	56	30,551
Write-offs	(291)	(5,543)	(21,604)
Ending balances	$3,748	$3,742	$9,229
(1) Write-offs in 2017 was primarily related to the Wynit bankruptcy described in Note 7.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Components	$5,397	$8,866
Finished goods	131,355	116,005
Total inventories	$136,752	$124,871

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$11,219	$18,100
Prepaid marketing	3,347	3,258
Point-of-purchase displays, net	—	5,143
Derivative assets	—	623
Other	14,090	15,201
Total prepaid expenses and other current assets	$28,656	$42,325

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Tooling and manufacturing equipment	$103,177	$80,685
Furniture and office equipment	19,922	22,738
Purchased and internally-developed software	27,424	21,741
Leasehold improvements	59,926	67,715
Total property and equipment	210,449	192,879
Less: Accumulated depreciation and amortization	(127,693)	(86,593)
Property and equipment, net	$82,756	$106,286

Total depreciation and amortization expense related to property and equipment, net was $54.1 million, $48.9 million and $40.0 million for 2019, 2018 and 2017, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2017	$51,036
Goodwill acquired	9,943
Balance at December 31, 2018	60,979
Goodwill acquired	3,833
Balance at December 31, 2019	$64,812

The carrying amounts of the intangible assets as of December 31, 2019 and December 31, 2018 were as follows (in thousands):

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$37,813	$(23,910)	$13,903	$35,988	$(15,983)	$20,005
Customer relationships	3,790	(991)	2,799	3,790	(451)	3,339
Trademarks and other	1,278	(1,234)	44	1,278	(1,002)	276
Total intangible assets, net	$42,881	$(26,135)	$16,746	$41,056	$(17,436)	$23,620

The increase in the carrying amount of goodwill and intangible assets during the year ended December 31, 2019 was attributable to an acquisition in October 2019 described in Note 12, “Acquisitions.”

Total amortization expense related to intangible assets was $8.7 million, $7.9 million, and $5.7 million for 2019, 2018 and 2017, respectively. The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after 2019, is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total
2020	$6,325	$1,269	$7,594
2021	5,037	597	5,634
2022	1,488	597	2,085
2023	—	597	597
2024	—	597	597
Thereafter	—	239	239
Total intangible assets, net	$12,850	$3,896	$16,746

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued sales incentives	$156,839	$126,400
Sales returns reserve (1)	101,326	104,001
Product warranty	52,403	45,605
Accrued co-op advertising and marketing development funds	40,689	30,435
Employee-related liabilities	37,355	33,916
Accrued manufacturing expense and freight	35,112	21,357
Accrued sales and marketing	26,781	18,171
Sales taxes and VAT payable	19,603	20,121
Accrued research and development	19,232	8,783
Accrued legal settlements and fees	8,854	2,821
Inventory received but not billed	1,669	6,373
Finance lease liabilities	1,384	—
Derivative liabilities	748	549
Other	11,535	18,702
Accrued liabilities	$513,530	$437,234
(1) The adoption of ASU 2014-09 on January 1, 2018 requires the presentation of sales returns reserve as a current liability. This reserve was reported within “Accounts receivables, net” prior to the adoption of this new standard.

Product warranty reserve activities were as follows (in thousands):

	December 31,
	2019	2018	2017
Beginning balances	$45,605	$87,882	$99,923
Charged to cost of revenue	45,092	15,720	53,840
Changes in estimate related to pre-existing warranties (1)	7,421	(20,545)	11,788
Settlement of claims	(45,715)	(37,452)	(77,669)
Ending balances	$52,403	$45,605	$87,882

(1) During 2019, the change related to pre-existing warranties resulting primarily due to a higher smartwatch mix, which has a higher cost content. During 2018, the change related to pre-existing warranties resulted primarily from improved product quality and a decrease in the estimated cost of replacement units. During 2017, changes related to pre-existing warranties resulted primarily from an increase in the estimated cost of replacement units.

Accumulated Other Comprehensive Income (Loss)

The components and activity of accumulated other comprehensive income (“AOCI”), net of tax, were as follows (in thousands):

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Investments	Total
Balance at December 31, 2017	$66	$(75)	$(9)
Other comprehensive income (loss) before reclassifications	7,587	(68)	7,519
Amounts reclassified from AOCI	(7,587)	11	(7,576)
Other comprehensive loss	—	(57)	(57)
Balance at December 31, 2018	66	(132)	(66)
Other comprehensive income (loss) before reclassifications	(66)	320	254
Amounts reclassified from AOCI	—	—	—
Other comprehensive income (loss)	(66)	320	254
Balance at December 31, 2019	$—	$188	$188

6.    Leases

The Company leases its principal facilities located in San Francisco, California. The Company also leases office space in various locations with expiration dates between 2020 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company’s leases are primarily accounted for as operating leases. Operating lease ROU assets and short-term and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities. In June 2019, the lessors of certain of the Company’s San Francisco offices exercised their right to recapture a portion of the office space, which resulted in a reduction of ROU assets of $18.0 million and a reduction of lease liabilities of $22.5 million for a net benefit to operating lease costs of $4.3 million. In addition, the Company accelerated depreciation of leasehold improvements related to the recaptured office space of $5.2 million. The Company has no leases that have not yet commenced as of December 31, 2019.

Total lease cost consists of the following (in thousands):

Year Ended
December 31, 2019

Finance lease costs:
Amortization of ROU assets	$2,746
Interest on lease liabilities	—
Operating lease costs(1)	23,211
Variable lease costs	5,061
Sublease income	(4,703)
Total lease costs	$26,315
(1) includes short-term leases, which are immaterial.

Prior to the adoption of Topic 842, total rent expense for operating leases, net of sublease income, was $25.4 million and $39.2 million for the years ended December 31, 2018 and December 31, 2017, respectively. Sublease income was $5.0 million and $0.8 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended
December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,703
Operating cash flows from finance leases	—
Operating cash flows from operating leases	27,467

ROU assets obtained in exchange for lease obligations:
Finance lease liabilities	$1,384
Operating lease liabilities	3,242

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31, 2019

Finance leases:
Other assets	$1,384

Accrued liabilities	$1,384

Operating leases:
Operating lease ROU assets	$70,225

Operating lease liabilities	$23,511
Long-term operating lease liabilities	67,902
Total operating lease liabilities	$91,413

Weighted-average lease terms and discount rates are as follows:

December 31, 2019
Weighted-average remaining lease terms (in years):
Finance leases	0.5
Operating leases	4.2

Weighted-average discount rates:
Finance leases	—%
Operating leases	5.5%

Maturities of lease liabilities as of December 31, 2019 were as follow (in thousands):

	Finance Leases	Operating Leases

2020	$1,384	24,789
2021	—	23,749
2022	—	23,225
2023	—	20,585
2024	—	8,321
Thereafter	—	—
Total minimum lease payments	$1,384	$100,669
Less: amount representing interest	—	(9,256)
Total lease liabilities	$1,384	$91,413

7.    Commitments and Contingencies

Purchase Commitments

The aggregate amount of open purchase orders as of December 31, 2019 was approximately $347.0 million, of which $177.0 million related to the Company’s transition to a third-party hosting provider and $12.7 million was accrued for as of December 31, 2019. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduce forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of December 31, 2019, $17.6 million was accrued for such liabilities to contract manufacturers.

Letters of Credit

As of December 31, 2019 and 2018, the Company had outstanding letters of credit of $24.6 million and $36.6 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

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
On August 12, 2016, the Company was notified by Jawbone that Jawbone had received a confidential subpoena from the U.S. Attorney’s Office for the Northern District of California requesting certain of the Company’s confidential business information that appeared to be related to Jawbone’s allegations of trade secret misappropriation. On February 17, 2017 and February 1, 2018, the Company received subpoenas for documents from the same office. The Company is cooperating with the U.S. Attorney’s Office. On June 14, 2018, the six former Jawbone employees who were named as individual defendants in the state trade secret case were charged in a federal indictment with being in possession of certain Jawbone trade secrets. Charges were dismissed against one individual in December 2019. On February 3, 2020, a jury returned a not-guilty verdict on all counts in favor of the first individual to be tried. On February 14, 2020, the government dropped all charges against the remaining individuals.

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

The parties subsequently agreed to a settlement, and on August 1, 2018, the plaintiffs filed a motion for preliminary approval of the class action settlement. At the hearing on September 13, 2018, the court denied preliminary settlement approval without prejudice and ordered revised settlement papers be filed. On November 29, 2018, the court granted preliminary settlement approval and the final approval hearing was scheduled for August 1, 2019. On May 10, 2019, the plaintiffs filed a request for attorneys’ fees and expenses. The Company opposed that request. At the hearing on August 1, 2019, the court asked the parties to submit a re-notice plan in order to achieve a higher claims rate. On the fee request, the court offered the plaintiffs alternative conditions, and on August 18, 2019, the plaintiffs filed their fee election, opting for a 90% reduction of challenged fees and expenses. The re-notice plan was approved on October 16, 2019, and the re-notice resulted in approximately 80,000 more claims, for a total of approximately 141,000 claims. The court granted final approval of the settlement on February 6, 2020, in an amount that is not material to the Company. The court has not yet ruled on plaintiffs’ request for fees and expenses.

Heart Rate Tracking. On January 6, 2016 and February 16, 2016, two purported class action lawsuits were filed against the Company in the U.S. District Court for the Northern District of California alleging that the PurePulse heart rate tracking technology does not consistently and accurately record users’ heart rates. Plaintiffs allege common law claims, as well as violations of various states’ false advertising, unfair competition, and consumer protection statutes, and seek class certification, injunctive and declaratory relief, restitution, unspecified compensatory damages, exemplary damages, punitive damages, statutory penalties and damages, and reasonable costs and expenses including attorneys’ fees. On April 15, 2016, the plaintiffs filed a consolidated master class action complaint, and on May 19, 2016, they filed an amended consolidated master class action complaint. On January 9, 2017, the Company filed a motion to compel arbitration. On October 11, 2017, the court granted the motion to compel arbitration. Plaintiffs filed a motion for reconsideration, and that motion was denied on January 24, 2018.

On February 20, 2018, a second amended consolidated master class action complaint was filed on behalf of plaintiff Rob Dunn, the only plaintiff not ordered to arbitration, as a purported class action. The complaint alleges the same common law claims as the prior class actions, as well as violations of false advertising, unfair competition, and consumer protection statutes of California and Arizona. The complaint seeks class certification, injunctive and declaratory relief, restitution, unspecified compensatory damages, exemplary damages, punitive damages, statutory penalties and damages, and reasonable costs and expenses including attorneys’ fees. On March 13, 2018, the Company filed a motion to dismiss for failure to state a claim and separately moved to strike the class allegations. The court dismissed the claims for revocation of acceptance, violation of California’s Song-Beverly Consumer Warranty Act, and unjust enrichment, but allowed the remaining claims pending amendment to the complaint with further details. The plaintiff filed a third amended complaint on June 19, 2018. The court granted the Company’s motion to strike and ordered the plaintiff to amend to make clear that he is seeking to represent a class of opt-outs only, but added that plaintiff may amend in the event the Company’s arbitration agreement is found to be unenforceable.

On April 3, 2018, the Company received an arbitration demand from Kate McLellan, one of the original plaintiffs who was compelled to arbitration.

On July 19, 2019, the parties entered into a settlement of the lawsuit and the arbitration on confidential terms, which are not material to the Company.

Securities Litigation I. In 2016, a putative class action was filed in federal court against the Company, certain of its officers and directors, and the underwriters of the Company’s initial public offering alleging violations of the federal securities laws based on alleged materially false and misleading statements about the Company’s PurePulse heart rate tracking technology. A second putative class action was filed in California state court involving the same statements. The parties agreed to settle the federal and state class actions for $33.3 million, which the Company accrued for as of December 31, 2017. Following court approval of the settlement, the federal and state class action cases were dismissed with prejudice in May 2018.

During 2016 and 2017, a total of seven derivative lawsuits were filed in various federal courts and in the Delaware Court of Chancery naming the Company as nominal plaintiff and certain of the Company’s officers and directors as defendants. The federal cases are all stayed. The three cases filed in the Delaware Court of Chancery were consolidated and a second amended complaint was filed in which plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the Company’s initial public offering and/or a secondary offering. On April 26, 2017, the Company filed a motion to dismiss the Delaware cases for failure to state a claim. On December 14, 2018, the court denied the motion to dismiss. The Company filed a motion for interlocutory appeal, which was denied on January 14, 2019. The Company then filed a Notice of Appeal in the Delaware Supreme Court, which was denied on January 30, 2019. On February 10, 2020, the parties agreed to a tentative settlement of all of the derivative lawsuits, which is subject to approval by the court.

Securities Litigation II. On November 1, 2018, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint alleges violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) arising out of alleged materially false and misleading statements about the Company’s guidance for the fourth quarter of 2016 and full fiscal year 2016 that was provided during the third and fourth quarters of 2016. On November 15, 2018, a second putative securities class action was filed in the same court alleging similar claims against the same defendants. On April 25, 2019, the two actions were consolidated, and a consolidated amended class action complaint was filed on June 24, 2019. The consolidated complaint also alleges violations of Sections 10(b) and 20 of the Exchange Act against the Company and certain officers relating to the Company’s 2016 guidance, on behalf of a putative class of stockholders who purchased Fitbit stock from August 2, 2016 through January 30, 2017. Plaintiffs seek class certification, unspecified compensatory damages, and reasonable costs and expenses including attorneys’ fees. On August 23, 2019, the Company filed a motion to dismiss. The January 8, 2020 hearing was taken off calendar. The court has not issued a ruling.

The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of this litigation matter, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

Koninklijke Philips. On December 4, 2017, Koninklijke Philips N.V. filed a patent infringement suit in Germany in the Regional Court of Mannheim alleging infringement by certain of Fitbit’s products of the German part of EP 1 247 229 B1 (EP229). In October 2018, the case was stayed, pending an appeal of a January 2014 decision by the European Patent Office (EPO) to revoke EP229. On May 31, 2019, the EPO Board of Appeal dismissed the appeal, affirming the decision to revoke EP229. Koninklijke Philips N.V. appealed the EPO Board of Appeal decision on July 30, 2019. On May 30, 2018, Koninklijke Philips N.V. filed a patent infringement suit in the Regional Court of Mannheim alleging infringement by certain of Fitbit’s products of the German part of EP 1 076 806 B1 (EP806). In October 2018, the case was stayed, pending the decision in a parallel nullity proceeding challenging the validity of EP806.

On July 22, 2019, Philips North America filed a patent infringement suit in U.S. District Court for the District of Massachusetts alleging infringement of U.S. Patent No. 6,013,007, U.S. Patent No. 7,088,233, U.S. Patent No. 8,277,377, and U.S. Patent No. 6,976,958 by certain of Fitbit’s products. On November 13, 2019, the Company filed a motion to dismiss. On November 27, 2019, Philips filed an amended complaint. On December 10, 2019, the Company filed a motion to dismiss the amended complaint. No hearing date has been scheduled.

On December 10, 2019, Philips North America, LLC and Koninklijke Philips N.V. filed a complaint for patent infringement in the International Trade Commission naming Fitbit, Garmin International, Inc., Garmin USA, Inc. Garmin Ltd., d/b/a Garmin Switzerland GmbH, Ingram Micro Inc., Maintek Computer (Suzhou) Co., Ltd., and Inventec Applicances (Pudong) as proposed respondents. The complaint asserts that all proposed respondents infringe U.S. Patent Nos. 7,845,228 (“’228 Patent”), 9,820,698 (“’698 Patent”), and 9,717,464 (“’464 Patent”), and that the Garmin entities additionally infringe U.S. Patent No. 9,961,186 (“’186 Patent”), and requests that the ITC institute an investigation, and after the investigation, issue a limited exclusion order and cease and desist orders. On January 10, 2020, the ITC instituted the investigation, titled "In the Matter of Certain Wearable Monitoring Devices, Systems, and Components Thereof," Inv. No. 337-TA-1190, and the case was assigned to ALJ Dee Lord. On January 21, 2020, ALJ Lord set key dates for the case, including a Markman hearing on May 27, 2020, the Evidentiary hearing from October 5-9, 2020, the Initial Determination by January 14, 2021, and the Target Date for completion of the investigation on May 14, 2021.

The Company believes that the plaintiffs’ allegations are without merit and intends to vigorously defend against the claims. Because the Company is in the early stages of these litigation matters, the Company is unable to estimate a reasonably possible loss or range of loss, if any, that may result from these matters.

Wynit. In September 2017, Wynit Distribution LLC (“Wynit”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Wynit was previously the Company’s largest customer. The Company ceased to recognize revenue from Wynit, which totaled $8.1 million during the third quarter of 2017. Additionally, the Company recorded a charge of $35.8 million during the third quarter of 2017 comprised of cost of revenue of $5.5 million associated with shipments to Wynit in the third quarter of 2017 and bad debt expense of $30.3 million associated with all of Wynit’s outstanding accounts receivables. The Company maintains credit insurance that covers a portion of the exposure related to its customer receivables. The Company recorded an insurance receivable based on an analysis of its insurance policies, including their exclusions, an assessment of the nature of the claim, and information from its insurance carrier. As of September 30, 2017, the Company had recorded an insurance receivable of $26.8 million, included in prepaid expenses and other current assets, associated with the amount it had concluded was probable related to the claim. The $26.8 million insurance receivable allowed the Company to recover $22.7 million of bad debt expense and $4.1 million of cost of revenue, resulting in a net charge of $9.0 million in the consolidated statement of operations comprised of net bad debt expense of $7.6 million and net cost of revenue of $1.4 million. The Company received $21.4 million of the insurance receivable during the fourth quarter of 2017 and the remaining $5.4 million in the first quarter of 2018.

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

On February 12, 2020, the parties participated in a mediation and agreed in principle to a settlement of the trustee’s claims, which is subject to court approval upon motion expected to be filed by the trustee.

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

8.    Stockholders’ Equity

Preferred Stock

The Company's Restated Certificate of Incorporation authorizes the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2019, there were 10 million  shares of preferred stock authorized with a par value of 0.0001 per share, and no shares of preferred stock issued or outstanding.

Common Stock

The Company has two classes of authorized common stock: Class A common stock with 600 million shares authorized with a par value of $0.0001 per share and Class B common stock with 350 million shares authorized with a par value of $0.0001 per share. As of December 31, 2019, 235.6 million shares of Class A common stock were issued and outstanding and 29.3 million shares of Class B common stock were issued and outstanding. As of December 31, 2018, 221.1 million shares of Class A common stock were issued and outstanding and 31.3 million shares of Class B common stock were issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A common stock and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and generally automatically convert into shares of the Company’s Class A common stock upon a transfer.

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

2007 Equity Incentive Plan

The Amended and Restated 2007 Stock Plan (the “2007 Plan”) provided for the grant of incentive and non-statutory stock options and RSUs to employees, directors, and consultants under terms and provisions established by the board of directors. Stock options granted under the 2007 Plan are generally subject to a four year vesting period, with 25% vesting after a one year period and monthly vesting thereafter. Stock options expire after ten years. RSUs granted under the 2007 Plan are generally subject to a three or four year vesting period with annual vesting.

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

2015 Equity Incentive Plan

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan. The 2015 Plan became effective in June 2015 and serves as the successor to the 2007 Plan. The remaining shares available for issuance under the 2007 Plan became reserved for issuance under the 2015 Plan. The number of shares reserved for issuance under the 2015 Plan will increase automatically on the first day of January of each year starting in 2016 through 2025 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of common stock as of the immediately preceding December 31. The share reserve may also increase to the extent that outstanding awards expire or terminate un-exercised. As of December 31, 2019, 24.6 million shares were available for grant under the 2015 Plan.

The 2015 Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards, and stock bonuses to employees, directors, consultants, independent contractors, and advisors. In general, stock options and RSUs will vest over a three or four year period, and have a maximum term of ten years. The exercise price of a stock option will be not less than 100% of the fair market value of the shares on the date of grant.

2015 Employee Stock Purchase Plan

In May 2015, the Company’s board of directors adopted the 2015 ESPP, which was effective in June 2015. The number of shares reserved for issuance under the 2015 Plan was increased automatically on the first day of January of each year starting in 2016 through 2020 by the number of shares of Class A common stock equal to 1% of the total outstanding shares of common stock as of the immediately preceding December 31. The 2015 ESPP allowed eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provided for 6-month offering periods beginning in May and November of each year. The last offering period ended on November 15, 2019. No new offering period under the 2015 ESPP will commence on or after November 1, 2019, and the ESPP will terminate as of immediately prior to the closing date of the Merger.

On each purchase date, eligible employees purchased Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock (i) on the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period.

Stock Options

Activity under the 2007 Plan and 2015 Plan is as follows (in thousands except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2018	16,263	$3.00
Granted	—
Exercised	(3,290)	$0.85		$18,059
Canceled	(102)	$8.45
Balance—December 31, 2019	12,871	$3.51	4.4	$43,320
Stock options exercisable—December 31, 2019	12,755	$3.47	4.4	$43,249
Stock options vested and expected to vest—December 31, 2019	12,871	$3.51	4.4	$43,320

The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $6.57 as of December 31, 2019.

Restricted Stock Units

RSU activity under the equity incentive plans is as follows:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested balance—December 31, 2018	18,376	$6.69
Granted	15,614	5.77
Vested	(10,354)	7.22
Forfeited or canceled	(4,704)	6.50
Unvested balance—December 31, 2019	18,932	5.68

On March 15, 2019, the Company issued RSUs with market conditions for 0.5 million shares of Class A common stock that vest based upon the achievement of a specified stock price. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model. Stock-based compensation expense related to these awards will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

Warrants

On July 10, 2017, the Company issued a warrant to a third party vendor to purchase 0.5 million shares of Class A common stock. The warrant is exercisable based on service and performance-based conditions and has an exercise price of $5.23 per share and a contractual term of ten years. As of December 31, 2019, 0.2 million shares were vested and exercisable.

Stock-Based Compensation Expense

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

Cost of revenue	$6,403	$7,312	$5,312
Research and development	44,855	57,188	54,123
Sales and marketing	11,585	14,726	14,959
General and administrative	14,896	17,783	17,187
Total stock-based compensation expense	$77,739	$97,009	$91,581

The weighted-average grant date fair value of stock options granted during 2017 was $2.00 per share. There were no stock options granted in 2019 or 2018. The total grant date fair value of stock options that vested during 2019, 2018, and 2017 was $2.8 million, $10.1 million and $20.2 million, respectively. As of December 31, 2019, the total unrecognized compensation expense related to unvested stock options was $0.3 million, which the Company expects to recognize over an estimated weighted average period of 0.2 years. As of December 31, 2019, the total unrecognized compensation expense related to unvested RSUs was $94.2 million, which the Company expects to recognize over an estimated weighted average period of 1.9 years. As of December 31, 2019, there was zero unrecognized compensation expense related to unvested warrants.

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures as they occur. The fair value of RSUs without market conditions is the fair value of the Company’s Class A common stock on the grant date. The fair value of RSUs with market conditions is estimated using a Monte Carlo simulation model. In determining the fair value of the stock options, warrants and the equity awards issued under the 2015 ESPP, the Company used the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock—The fair value of the shares of common stock underlying stock options had historically been established by the Company’s board of directors. Following the completion of the IPO, the Company began using the market closing price for the Company’s Class A common stock as reported on the New York Stock Exchange.

Expected Term—The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable. As a result, for stock options, the Company used the simplified method to calculate the expected term, which is equal to the average of the stock-based award’s weighted average vesting period and its contractual term. The expected term of the 2015 ESPP was based on the contractual term.

Volatility—The Company estimates the expected volatility of the common stock underlying its stock options at the grant date. Prior to 2018, the Company estimated the expected volatility of the common stock underlying stock options, warrants and equity awards issued under its 2015 ESPP at the grant date by taking the average historical volatility of the common stock of a group of comparable publicly traded companies over a period equal to the expected life. The Company used this method because it had limited information on the volatility of its Class A common stock because of its short trading history. Beginning in 2018, the Company used a combination of historical volatility from its Class A common stock along with historical volatility from the group of comparable publicly traded companies.

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

	Year Ended December 31,
	2019	2018	2017
Employee stock options
Expected term (in years)	—	—	6.25
Volatility	—%	—%	32.2%
Risk-free interest rate	—%	—%	2.1%
Dividend yield	—%	—%	—%

Warrants
Expected term (in years)	—	—	9.5
Volatility	—%	—%	32.0%
Risk-free interest rate	—%	—%	2.1%
Dividend yield	—%	—%	—%

Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5
Volatility	44.8% - 60.1%	47.8% - 60.1%	27.7% - 31.3%
Risk-free interest rate	2.4% - 2.5%	2.1% - 2.5%	1.0% - 1.4%
Dividend yield	—%	—%	—%

RSUs with market conditions
Expected term (in years)	3.0	3.0	—
Volatility	45.8%	39.3%	—%
Risk-free interest rate	2.4%	2.6%	—%
Dividend yield	—%	—%	—%

9.     Income Taxes

The following table presents domestic and foreign components of profits/(losses) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(241,923)	$(170,040)	$(158,187)
Foreign	(67,142)	(14,102)	(36,457)
Total	$(309,065)	$(184,142)	$(194,644)

The income tax expense (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax provision:
Federal	$5,640	$(1,048)	$(87,961)
State	981	388	(8,429)
Foreign	4,641	4,895	5,032
Total current	11,262	4,235	(91,358)
Deferred tax provision:
Federal	60	(1,570)	154,817
State	40	(210)	18,902
Foreign	284	(768)	187
Total deferred	384	(2,548)	173,906
Total income tax expense	$11,646	$1,687	$82,548

The reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal effect	(0.3)	(0.1)	(5.4)
Foreign rate differential	(6.0)	(3.9)	(9.3)
Tax credits	1.6	6.3	4.1
Domestic production activities deduction	—	—	(3.5)
Stock-based compensation	(1.0)	(4.9)	(5.3)
Change in prior year reserves	(1.5)	(0.1)	(2.0)
Change in valuation allowance	(13.4)	(15.2)	(35.2)
Effect of change in tax rate due to Tax Act	—	—	(23.4)
Other (1)	(4.2)	(4.0)	2.6
Effective tax rate	(3.8)%	(0.9)%	(42.4)%
(1) For the years ended December 31, 2019 and December 31, 2018, this is inclusive of (3.4%) and (3.8%) impact, respectively, that is primarily related to the change in uncertain tax positions.

For 2019, the Company recorded an expense for income taxes of $11.6 million, resulting in an effective tax rate of (3.8)%. The effective tax rate is different than the U.S. statutory federal tax rate primarily due to stock-based compensation expense following the decision in Altera Corp v. Commissioner by the U.S. Court of Appeals for the Ninth Circuit discussed below, the full valuation allowance on the Company's U.S. deferred tax assets, the mix of income/losses among the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit in Altera Corp. v. Commissioner upheld U.S. Treasury Department regulations requiring that related parties in a cost-sharing arrangement share expenses related to stock-based compensation in proportion to the economic activity of the parties. The ruling reversed the prior decision of the U.S. Tax Court. On November 12, 2019, the Ninth Circuit Court of Appeals denied the plaintiff’s request for an en banc rehearing. Based on the appellate court’s ruling, the Company recorded a cumulative income tax expense of $5.3 million in the fourth quarter of 2019. The plaintiff filed a petition for a writ of certiorari in the U.S. Supreme Court on February 10, 2020, and the Company will continue to monitor developments in this matter.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses and credits	$113,475	$61,494
Fixed assets and intangible assets	61,932	55,476
Accruals and reserves	75,133	53,818
Stock-based compensation	8,615	9,494
Inventory	429	911
Other	5,287	4,806
Total deferred tax assets	264,871	185,999
Less: valuation allowance	(244,581)	(181,122)
Deferred tax assets, net of valuation allowance	20,290	4,877

Deferred tax liabilities:
Accruals and reserves	(15,525)	—
Other	(914)	(560)
Total deferred tax liabilities	(16,439)	(560)
Net deferred tax assets	$3,851	$4,317

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

The Company recorded a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. As of December 31, 2019, the Company has a valuation allowance of $191.7 million against its U.S. deferred tax assets and a valuation allowance of $52.9 million against certain of its foreign deferred tax assets that the Company is not expected to realize. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

As of December 31, 2019, the Company has U.S. federal net operating loss carryforwards of $316.2 million which expire beginning after 2032, California net operating loss carryforwards of $57.3 million which expire beginning after 2032, and other states net operating loss carryforwards of $52.1 million which expire beginning after 2023. As of December 31, 2019, the Company has U.S. federal research tax credit carryforwards of approximately $22.6 million, which if not utilized, begin to expire after 2031, California research tax credit carryforwards of approximately $45.0 million, which do not expire, Massachusetts research tax credit carryforwards of approximately $2.9 million, which if not utilized, begin to expire after 2028, and California hiring tax credit carryforwards of approximately $0.3 million, which if not utilized, begin to expire after 2026. As of December 31, 2019, the Company has United Kingdom net operating loss carryforwards of $10.5 million, which do not expire.

Utilization of the net operating loss and tax credit carry forwards are subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. The Company does not expect the limitation to result in a reduction in the total amount utilizable.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of December 31, 2019 and 2018, the Company had $67.0 million and $41.2 million of unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$41,198	$29,938	$35,584
Reductions based on tax positions related to prior year	(207)	(820)	(6,335)
Additions based on tax positions related to prior year	9,562	263	108
Additions based on tax positions related to current year	16,517	11,860	9,289
Reductions due to tax authorities’ settlements	—	(43)	(8,603)
Reductions due to expiration of statutes of limitation	(45)	—	(105)
Balance at end of year	$67,025	$41,198	$29,938

At December 31, 2019, the total amount of gross unrecognized tax benefits was $67.0 million, of which $31.9 million would affect the Company’s effective tax rate if recognized. The Company does not have any tax positions as of December 31, 2019 for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, respectively, the Company has accrued $5.2 million and $3.1 million related to interest and penalties, respectively.

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

10.    Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(320,711)	$(185,829)	$(277,192)
Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	257,500	244,603	232,032
Effect of dilutive securities	—	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	257,500	244,603	232,032
Net loss per share attributable to common stockholders:
Basic	$(1.25)	$(0.76)	$(1.19)
Diluted	$(1.25)	$(0.76)	$(1.19)

The following potentially dilutive common shares on a weighted average basis were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	December 31,
	2019	2018	2017

RSUs	18,932	8,514	10,030
Stock options to purchase common stock	12,871	11,647	17,469
Warrants	230	230	216
Diluted impact of ESPP	—	159	162
Diluted common stock subject to vesting	—	—	84
Total	32,033	20,550	27,961

11.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors with revenue equal to or greater than 10% of revenue were as follows:

	December 31,
	2019	2018	2017
C	10%	10%	13%
D	11	10	*
* Revenue was less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
C	18%	12%
D	11	10
E	10	11
B	*	16
F	*	10
* Accounts receivable were less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	December 31,
	2019	2018	2017

United States	$799,016	$880,534	$944,052
Americas excluding United States	94,961	101,282	116,330
Europe, Middle East, and Africa	410,485	384,196	440,135
Asia Pacific	130,326	145,971	115,002
Total	$1,434,788	$1,511,983	$1,615,519

The United States represented 56%, 58% and 58% of revenue for 2019, 2018 and 2017, respectively. Revenue in the United Kingdom was $159.9 million in 2019 and $196.0 million in 2017, representing 11% of revenue in 2019 and 12% of revenue for 2017. Revenue in the United Kingdom was less than 10% of revenue in 2018. No other single country represented more than 10% of revenue during these periods. As of December 31, 2019 and 2018, long-lived assets, which represent property and equipment, located outside the United States were $27.9 million and $36.9 million, respectively.

12. Acquisitions

2019 Acquisition

In October 2019, the Company completed a purchase of a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $4.8 million, of which $1.6 million was allocated to developed technology intangible assets, $3.8 million to goodwill, and $0.6 million net assumed liabilities. Approximately $1.9 million of the consideration payable was recorded as contingent consideration.

2018 Acquisition

In February 2018, the Company completed a purchase of Twine Health, Inc., a privately-held company, which was accounted for as a business combination, for total purchase price consideration of $16.7 million, of which $5.4 million was allocated to developed technology intangible assets, $3.8 million to customer relationships intangible asset, $9.9 million to goodwill, $1.7 million to deferred tax liabilities, $0.2 million to deferred revenue, and $0.6 million to net assumed liabilities. Approximately $2.6 million of the consideration payable to Twine Health, Inc. was held as partial security for certain indemnification obligations, and was paid in August 2019. The amortization period of the acquired developed technology and customer relationships are approximately two and seven years, respectively. Goodwill is not deductible for tax purposes.

13.    Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial information for each of the four quarters of 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2019	September 28, 2019	June 29, 2019	March 30, 2019
Revenue	$502,142	$347,200	$313,556	$271,890
Gross profit	$122,053	$107,952	$108,214	$89,453
Net loss	$(120,835)	$(51,893)	$(68,518)	$(79,465)
Net loss per share attributable to common stockholders—basic	$(0.46)	$(0.20)	$(0.27)	$(0.31)
Net income loss per share attributable to common stockholders—diluted	$(0.46)	$(0.20)	$(0.27)	$(0.31)

	Three Months Ended
	December 31, 2018	September 29, 2018	June 30, 2018	March 31, 2018
Revenue	$571,199	$393,575	$299,344	$247,865
Gross profit	$216,927	$153,514	$119,015	$114,123
Net income (loss)	$15,372	$(2,056)	$(118,268)	$(80,877)
Net income (loss) per share attributable to common stockholders—basic	$0.06	$(0.01)	$(0.49)	$(0.34)
Net income (loss) per share attributable to common stockholders—diluted	$0.06	$(0.01)	$(0.49)	$(0.34)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on our Form 8-K dated March 14, 2019, on March 8, 2019, we, following an evaluation of audit fees and costs and at the direction of our audit committee, chose not to renew the engagement of PricewaterhouseCoopers LLP, or (“PwC”), which was then serving as the company’s independent registered public accounting firm. We notified PwC on March 9, 2019 that it would be dismissed as our independent registered public accounting firm, effective immediately. The decision to change independent registered public accounting firms was approved by the audit committee.

PwC’s reports on the company’s consolidated financial statements as of and for the fiscal years ended December 31, 2018 and 2017 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years ended December 31, 2018 and 2017 and the subsequent interim period through March 9, 2019, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Exchange Act, or “Regulation S-K”, and the related instructions thereto, with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto, except for the material weakness in our internal control over financial reporting related to the accuracy of the inputs in the sales order entry process, previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal years ended December 31, 2018 and December 31, 2017. The material weakness was remediated as of December 31, 2019.

On March 8, 2019, the audit committee approved the appointment of Grant Thornton as the company’s new independent registered public accounting firm, effective upon dismissal of PwC on March 9, 2019. During our two most recent fiscal years ended December 31, 2018 and 2017, and the subsequent interim period through March 9, 2019, neither we nor anyone acting on its behalf consulted with Grant Thornton regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

During our two most recent fiscal years ended December 31, 2018 and 2017 and the subsequent interim period through March 9, 2019, neither we nor anyone acting on our behalf has consulted with Grant Thornton regarding:

i.The application of accounting principles to a specified transaction, either completed or proposed;

ii.The type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that Grant Thornton concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or

iii.Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

There were no disagreements with Grant Thornton on accounting and financial disclosure matters from the date of the engagement of Grant Thornton through the date of this report.

We provided PwC with the statements we made in response to Item 304(a) of Regulation S-K prior to its filing with the SEC and requested that PwC provide us with a letter addressed to the SEC stating whether PwC agrees with the statements we made in response to Item 304(a) of Regulation S-K. A copy of this letter, dated March 13, 2019 and furnished by PwC in response to our request, was filed as Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on March 14, 2019.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, management identified a material weakness in the fiscal year ended December 31, 2017. Management determined that we did not maintain effective controls over the accuracy of the inputs in the sales order entry process. Specifically, we did not sufficiently execute controls over the review of data inputs in the sales order entry process to ensure accuracy of the price, quantity, and related customer data. This control deficiency did not result in a misstatement in the fiscal years ended December 31, 2017 and 2018.

We identified and implemented changes to our internal control over financial reporting to remediate the control deficiencies that led to the material weakness, including:

•redesigning controls over the inputs of the sales order entry process, including the design of systematic checks and new reports to review inputs,
•adding additional resources, and
•enhancing existing order entry controls and procedures, including implementation of more robust review procedures for accuracy of sales orders.

The applicable measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively. Management concluded that the material weakness was remediated as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

PART IV

ITEM 15.            Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to consolidated financial statements under Item 8.
3.Exhibits
See Exhibit Index following the signature page of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 1, 2019, by and among Fitbit, Inc., Google LLC and Magnoliophyta Inc.	8-K	001-37444	2.1	11/1/2019
3.1	Restated Certificate of Incorporation of Registrant.	10-Q	001-37444	3.1	8/7/2015
3.2	Restated Bylaws of Registrant.	10-Q	001-37444	3.2	8/7/2015
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-203941	4.1	6/2/2015
4.2	Third Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain stockholders of the Registrant, dated June 6, 2013.	S-1	333-203941	4.2	5/7/2015
4.3	Warrant to Purchase Stock by and between the Registrant and Granite Peak Technologies, LLC, dated July 10, 2017.	10-Q	001-37444	10.1	11/3/2017
4.4	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.					X
10.1*	Form of Indemnification Agreement.	S-1	333-203941	10.1	5/7/2015
10.2*	Amended and Restated 2007 Stock Plan, as amended, and forms of award agreements.	S-1	333-203941	10.2	5/7/2015
10.3*	2015 Equity Incentive Plan and forms of award agreements.	S-1	333-203941	10.3	5/7/2015
10.4*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Equity Incentive Plan.	8-K	001-37444	10.1	2/9/2016
10.5*	Form of Global Notice of Performance Restricted Stock Unit Award and Global Performance Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan.	8-K	001-37444	10.1	3/26/2018
10.6*	2015 Employee Stock Purchase Plan.	S-1	333-203941	10.4	5/7/2015
10.7*	Offer Letter by and between the Registrant and Andy Missan, dated March 15, 2013.	10-K	001-37444	10.8	2/29/2016
10.8*	Offer Letter by and between the Registrant and Jeff Devine, dated January 26, 2017.	10-K	001-37444	10.8	3/1/2018
10.9*	Offer Letter by and between the Registrant and Ronald Kisling, dated July 28, 2014.	8-K	001-37444	10.1	6/6/2018
10.10	Office Lease by and between the Registrant and GLL BIT Fremont Street Partners, L.P., dated June 26, 2015.	10-Q	001-37444	10.3	8/7/2015
10.11*	Form of Retention Agreement.	S-1/A	333-203941	10.1	5/21/2015
10.12*	Fitbit, Inc. Bonus Plan, as amended.	10-K	001-374744	10.2	3/1/2018
10.13*	Global Notice of Stock Option Grant and Global Stock Option Agreement under the 2015 Equity Incentive Plan.	10-Q	001-37444	10.3	5/6/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated March 13, 2019.	8-K	001-37444	16.1	3/14/2019
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
23.2	Consent of Grant Thornton LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report).					X
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer.					X
32.1◊	Section 1350 Certification of Chief Executive Officer.					X
32.2◊	Section 1350 Certification of Chief Financial Officer.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
*Indicates a management contract or compensatory plan or arrangement.
†Portions of this exhibit have been granted confidential treatment by the SEC.
◊     These certifications are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2020	FITBIT, INC.

	By:	/s/ James Park
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Park	President, Chief Executive Officer, and Chairman	February 26, 2020
James Park	(Principal Executive Officer)

/s/ Ronald W. Kisling	Chief Financial Officer	February 26, 2020
Ronald W. Kisling	(Principal Financial and Accounting Officer)

/s/ Eric N. Friedman	Chief Technology Officer and Director	February 26, 2020
Eric N. Friedman

/s/ Laura J. Alber	Director	February 26, 2020
Laura J. Alber

/s/ Bradley M. Fluegel	Director	February 26, 2020
Bradley M. Fluegel

/s/ Glenda Flanagan	Director	February 26, 2020
Glenda Flanagan

/s/ Steven Murray	Director	February 26, 2020
Steven Murray

/s/ Christopher Paisley	Director	February 26, 2020
Christopher Paisley

/s/ Matthew Bromberg	Director	February 26, 2020
Matthew Bromberg