Form 10-Q
period 2020-04-04
FITBIT, INC.
filed 2020-05-07
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2020
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

As of April 29, 2020, there were 237,659,049 shares of the registrant’s Class A common stock outstanding and 29,316,945 shares of the registrant’s Class B common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “forecast,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the expected timing and anticipated closing of our pending acquisition by Google LLC;
•the impact of the recent COVID-19 pandemic on our business and our response to it;
•our future revenue, cost of revenue, gross margin, operating expenses, including personnel costs, research and development expense, sales and marketing expense and general and administrative expense;
•continued investments in research and development, sales and marketing and international expansion and the impact of those investments;
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
•the impact of tax relief or other government benefits enacted in response to the COVID-19 pandemic;
•the impact of our adoption of accounting pronouncements;
•our ability to forecast demand and manage inventory;
•our ability to maintain and promote our brand and expand brand awareness;
•our ability to detect, prevent, or fix defects;
•our ability to obtain products and services from third-party suppliers, contract manufacturers, and logistics providers;
•our ability to adequately assess and mitigate credit and other risks in our sales channels;
•legal proceedings and the impact of such proceedings;
•the effect of seasonality on our results of operations;
•our ability to attract and retain highly skilled employees;
•the impact of our acquisitions in enhancing the features and functionality of our devices;
•the impact of foreign currency exchange rates;
•the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for through the anticipated closing of the Merger transaction with Google; and
•general market, political, economic and business conditions, including as may be impacted by the COVID-19 pandemic, and our ability to anticipate and respond to these conditions.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FITBIT, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 4, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$251,997	$334,479
Marketable securities	175,699	184,023
Accounts receivable, net	182,284	435,269
Inventories	105,745	136,752
Income tax receivable	139,827	573
Prepaid expenses and other current assets	56,694	28,656
Total current assets	912,246	1,119,752
Property and equipment, net	76,218	82,756
Operating lease right-of-use assets	70,137	70,225
Goodwill	64,812	64,812
Intangible assets, net	12,717	16,746
Deferred tax assets	4,066	4,111
Other assets	9,458	9,684
Total assets	$1,149,654	$1,368,086
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$90,801	$194,626
Accrued liabilities	376,530	513,530
Operating lease liabilities	21,832	23,511
Deferred revenue	32,466	32,307
Income taxes payable	1,700	636
Total current liabilities	523,329	764,610
Long-term deferred revenue	6,176	8,535
Long-term operating lease liabilities	66,234	67,902
Other liabilities	32,860	39,776
Total liabilities	628,599	880,823
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	26	26
Additional paid-in capital	1,140,280	1,126,827
Accumulated other comprehensive income	233	188
Accumulated deficit	(619,484)	(639,778)
Total stockholders’ equity	521,055	487,263
Total liabilities and stockholders’ equity	$1,149,654	$1,368,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 4, 2020	March 30, 2019
Revenue	$188,158	$271,890
Cost of revenue	133,236	182,437
Gross profit	54,922	89,453
Operating expenses:
Research and development	81,589	77,039
Sales and marketing	56,961	68,616
General and administrative	42,041	26,692
Total operating expenses	180,591	172,347
Operating loss	(125,669)	(82,894)
Interest income, net	1,293	3,466
Other income (expense), net	(4)	1,273
Loss before income taxes	(124,380)	(78,155)
Income tax expense (benefit)	(144,674)	1,310
Net income (loss)	$20,294	$(79,465)
Net income (loss) per share:
Basic	$0.08	$(0.31)
Diluted	$0.07	$(0.31)
Shares used to compute net income (loss) per share:
Basic	265,661	253,124
Diluted	276,946	253,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended
	April 4, 2020	March 30, 2019
Net income (loss)	$20,294	$(79,465)
Other comprehensive income (loss):
Available-for-sale investments:
Change in unrealized gain on investments	45	162
Net change, net of tax	45	162

Comprehensive income (loss)	$20,339	$(79,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 4, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2019	264,883,426	$26	$1,126,827	$188	$(639,778)	$487,263
Issuance of common stock	1,923,573	—	458	—	—	458
Stock-based compensation expense	—	—	18,863	—	—	18,863
Taxes related to net share settlement of restricted stock units	—	—	(5,868)	—	—	(5,868)
Net income	—	—	—	—	20,294	20,294
Other comprehensive income	—	—	—	45	—	45
Balance at April 4, 2020	266,806,999	$26	$1,140,280	$233	$(619,484)	$521,055

	Three Months Ended March 30, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2018	252,362,841	$25	$1,055,046	$(66)	$(319,067)	$735,938
Issuance of common stock	2,381,188	—	931	—	—	931
Stock-based compensation expense	—	—	20,669	—	—	20,669
Taxes related to net share settlement of restricted stock units	—	—	(6,422)	—	—	(6,422)
Net loss	—	—	—	—	(79,465)	(79,465)
Other comprehensive income	—	—	—	162	—	162
Balance at March 30, 2019	254,744,029	$25	$1,070,224	$96	$(398,532)	$671,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	April 4, 2020	March 30, 2019

Cash Flows from Operating Activities
Net income (loss)	$20,294	$(79,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	6,486	32
Provision for excess and obsolete inventory	9,845	1,478
Depreciation	10,589	13,373
Non-cash lease expense	1,524	7,713
Accelerated depreciation of property and equipment	13	—
Amortization of intangible assets	4,029	2,060
Stock-based compensation	19,727	20,544
Deferred income taxes	46	(20)
Other	5	(50)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	246,499	163,592
Inventories	20,301	(50,958)
Prepaid expenses and other assets	(28,073)	12,554
Income taxes receivable	(139,254)	40
Fitbit Force recall reserve	(41)	46
Accounts payable	(104,378)	(81,656)
Accrued liabilities and other liabilities	(143,692)	(69,962)
Lease liabilities	(4,756)	(4,972)
Deferred revenue	(2,200)	(2,259)
Income taxes payable	1,064	257
Net cash used in operating activities	(81,972)	(67,653)
Cash Flows from Investing Activities
Purchase of property and equipment	(3,556)	(6,096)
Purchases of marketable securities	(59,735)	(111,615)
Maturities of marketable securities	68,191	128,309
Net cash provided by investing activities	4,900	10,598
Cash Flows from Financing Activities
Payment of financing lease liability	—	(597)
Proceeds from issuance of common stock	458	931
Taxes paid related to net share settlement of restricted stock units	(5,868)	(6,422)
Net cash used in financing activities	(5,410)	(6,088)
Net decrease in cash and cash equivalents	(82,482)	(63,143)
Cash and cash equivalents at beginning of period	334,479	473,956
Cash and cash equivalents at end of period	$251,997	$410,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended April 4, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 95 and 89 days in each of the three months ended April 4, 2020 and March 30, 2019, respectively.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The primary estimates and assumptions made by management are related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock-based awards, fair value of derivative assets and liabilities, allowance for doubtful accounts, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the recoverability of intangible assets and their useful lives, contingencies, and income taxes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Google Acquisition

On November 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google LLC, a Delaware limited liability company (“Google”), and Magnoliophyta Inc., a Delaware corporation and wholly owned subsidiary of Google (the “Merger Sub”). Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, the Merger Sub will merge with and into the Company, and the Company will become a wholly owned subsidiary of Google (the “Merger”). If the Merger is completed, Google will acquire all the shares of the Company’s Class A common stock and Class B common stock (together, the “Shares”) for $7.35 per share in cash, without interest (the “Merger Consideration”). All Shares underlying vested stock options and vested stock-based awards will be converted into the right to receive the Merger Consideration (or, in the case of stock options, the difference between the Merger Consideration and the applicable per share exercise price), less any applicable tax withholdings. Unvested stock options and stock-based awards will generally be converted into cash-based awards with an equivalent value based on the Merger Consideration and vesting schedule. The Merger is expected to close in 2020, subject to customary closing conditions, including approval by the expiration or termination of any waiting periods or receipt of any requisite consents under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval under the antitrust laws of the European Union and other jurisdictions agreed by the parties, and satisfaction of other closing conditions. The Merger was approved by the Company’s stockholders on January 3, 2020.

Risks and Uncertainties for COVID-19

The recent outbreak of the novel virus COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, adversely impacted our business in the first quarter of 2020. The outbreak and associated containment measures have caused disruptions in the development, manufacture, shipment, and sales of our products. During the first quarter of 2020, the Company’s operating results began to be negatively impacted by decreased retail activity and retail store closures due to COVID-19, primarily in the Asia Pacific region. Operating results were also impacted by additional

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
reserves for product returns, rebates and promotions, and price protection on certain products, primarily based on increased channel inventory levels as a result of declining demand due to COVID-19. Additionally, operating results were impacted by allowances for credit losses as a result of COVID-19 and its potential impact.

The current circumstances are dynamic and unprecedented, and the impacts of the COVID-19 pandemic on our business operations, including the duration and severity of the effect on overall consumer demand, are highly uncertain and cannot be predicted. However, these impacts have had, and we expect will continue to have, a significant adverse effect on our operations, revenue, liquidity, financial conditions, and financial results. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 2, Management’s Discussion and Analysis, and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K filed with the SEC on February 27, 2020.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable and available-for-sale debt securities. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU clarifies and corrects guidance related to Topic 326, Topic 815, and Topic 825. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The Company adopted Topic 326 utilizing the modified retrospective method. Prior periods were not retrospectively adjusted. The cumulative effect upon adoption on the opening accumulated deficit balance was zero.

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. The second step measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, a company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements and became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements and became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	April 4, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$89,166	$—	$—	$89,166
U.S. government agencies	—	63,854	—	63,854
Corporate debt securities	—	164,917	—	164,917
Derivative assets	—	36	—	36
Total	$89,166	$228,807	$—	$317,973
Liabilities:
Contingent consideration	$—	$—	$1,889	$1,889
Derivative liabilities	—	10	—	10
Total	$—	$10	$1,889	$1,899

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$107,708	$—	$—	$107,708
U.S. government agencies	—	77,364	—	77,364
Corporate debt securities	—	207,137	—	207,137
Total	$107,708	$284,501	$—	$392,209
Liabilities:
Contingent consideration	$—	$—	$1,889	$1,889
Derivative liabilities	—	748	—	748
Total	$—	$748	$1,889	$2,637

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

There were no Level 3 assets as of April 4, 2020 and December 31, 2019. The Company's Level 3 liabilities measured and recorded on a recurring basis as of April 4, 2020 and December 31, 2019 consist of contingent consideration related to an acquisition. Subsequent changes in the fair value of this obligation will be recorded within the Company’s consolidated statements of operations. The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. There were no transfers between fair value measurement levels during the three months ended April 4, 2020 and March 30, 2019.

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

The following table sets forth cash, cash equivalents, and marketable securities as of April 4, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$109,759	$—	$—	$109,759	$109,759	$—
Money market funds	89,166	—	—	89,166	89,166	—
U.S. government agencies	63,643	211	—	63,854	24,643	39,211
Corporate debt securities	164,960	33	(76)	164,917	28,429	136,488
Total	$427,528	$244	$(76)	$427,696	$251,997	$175,699

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$126,293	$—	$—	$126,293	$126,293	$—
Money market funds	107,708	—	—	107,708	107,708	—
U.S. government agencies	77,316	48	—	77,364	30,375	46,989
Corporate debt securities	207,063	85	(11)	207,137	70,103	137,034
Total	$518,380	$133	$(11)	$518,502	$334,479	$184,023

The gross unrealized gains or losses on marketable securities as of April 4, 2020 and December 31, 2019 were not material. There were no available-for-sale investments as of April 4, 2020 and December 31, 2019 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	April 4, 2020	December 31, 2019

Due in one year	$172,056	$173,827
Due in one to two years	3,643	10,196
Total	$175,699	$184,023

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

The Company had no outstanding contracts that were designated as cash flow hedges for forecasted revenue as of April 4, 2020 and December 31, 2019, respectively.

Balance Sheet Hedges

The Company at times enters into foreign exchange contracts to hedge certain monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value, do not qualify for hedge accounting treatment, and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net, and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities.

The Company had outstanding balance sheet hedges with a total notional amount of $26 thousand and $83.4 million as of April 4, 2020 and December 31, 2019, respectively.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		April 4, 2020		December 31, 2019
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Hedges not designated	Prepaid expenses and other current assets	$36	$—	$—	$—
Hedges not designated	Accrued liabilities	—	10	—	748
Total fair value of derivative instruments		$36	$10	$—	$748

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended
	Income Statement Location	April 4, 2020	March 30, 2019

Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income, net	$3,077	$(359)

As of April 4, 2020, there were no net derivative gains related to the Company’s cash flow hedges to be reclassified from other comprehensive income (“OCI”) into revenue within the next 12 months.

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

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of April 4, 2020 and December 31, 2019 (in thousands):

	April 4, 2020
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$36	$—	$36	$10	$—	$26
Foreign exchange contracts liabilities	10	—	10	10	—	—

	December 31, 2019
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$—	$—	$—	$—	$—	$—
Foreign exchange contracts liabilities	748	—	748	—	—	748

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Changes in the total short-term and long-term deferred revenue balances were as follows (in thousands):

Three Months Ended
April 4, 2020

Beginning balances	$40,842
Deferral of revenue	12,098
Recognition of deferred revenue	(14,298)
Ending balances	$38,642

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019

Beginning balances	$101,326	$104,001
Increases (1)	33,104	31,259
Returns taken	(57,189)	(59,262)
Ending balances	$77,241	$75,998

(1)Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

        Inventories

Inventories consisted of the following (in thousands)

	April 4, 2020	December 31, 2019

Components	$1,461	$5,397
Finished goods	104,284	131,355
Total inventories	$105,745	$136,752

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 4, 2020	December 31, 2019

Tariff receivable	$28,854	$—
Prepaid expenses	10,616	11,219
Prepaid marketing	2,796	3,347
Derivative asset	36	—
Other	14,392	14,090
Total prepaid expenses and other current assets	$56,694	$28,656

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	April 4, 2020	December 31, 2019

Tooling and manufacturing equipment	$105,753	$103,177
Furniture and office equipment	20,249	19,922
Purchased and internally-developed software	28,401	27,424
Leasehold improvements	60,087	59,926
Total property and equipment	214,490	210,449
Less: Accumulated depreciation and amortization	(138,272)	(127,693)
Property and equipment, net	$76,218	$82,756

Total depreciation expense related to property and equipment, net was $10.6 million and $13.4 million for the three months ended April 4, 2020 and March 30, 2019, respectively.

Goodwill and Intangible Assets, Net

The carrying amount of goodwill was $64.8 million as of April 4, 2020 and December 31, 2019.

The carrying amounts of the intangible assets as of April 4, 2020 and December 31, 2019 were as follows (in thousands):

	April 4, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$37,813	$(26,450)	$11,363	$37,813	$(23,910)	$13,903
Customer relationships	3,918	(2,564)	1,354	3,790	(991)	2,799
Trademarks and other	1,150	(1,150)	—	1,278	(1,234)	44
Total intangible assets, net	$42,881	$(30,164)	$12,717	$42,881	$(26,135)	$16,746

Total amortization expense related to intangible assets was $4.0 million and $2.1 million for the three months ended April 4, 2020 and March 30, 2019, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after April 4, 2020 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2020	$4,199	$1,620	$5,819
2021	5,037	56	5,093
2022	1,488	56	1,544
2023	—	56	56
2024	—	56	56
Thereafter	—	149	149
Total finite-lived intangible assets, net	$10,724	$1,993	$12,717

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 4, 2020	December 31, 2019

Accrued sales incentives	$117,428	$156,839
Sales returns reserve	77,241	101,326
Product warranty	48,851	52,403
Employee-related liabilities	23,282	37,355
Accrued manufacturing expense and freight	18,972	35,112
Accrued research and development	18,470	19,232
Accrued co-op advertising and marketing development funds	17,880	40,689
Accrued legal settlements and fees	14,041	8,854
Accrued sales and marketing	11,640	26,781
Sales taxes and VAT payable	10,218	19,603
Inventory received but not billed	5,493	1,669
Finance lease liabilities	1,384	1,384
Derivative liabilities	10	748
Other	11,620	11,535
Accrued liabilities	$376,530	$513,530

Product warranty reserve activities were as follows (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019

Beginning balances	$52,403	$45,605
Charged to cost of revenue	6,974	8,238
Changes related to pre-existing warranties	1,027	4,747
Settlement of claims	(11,553)	(10,556)
Ending balances	$48,851	$48,034

5.    Leases

The Company leases its principal facilities located in San Francisco, California. The Company also leases office space in various locations. Both the Company’s principal facilities and leases in various locations have expiration dates between 2020 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company’s leases are primarily accounted for as operating leases. Operating lease ROU assets and short-term and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities. The Company has no leases that have not yet commenced as of April 4, 2020.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Total lease cost consists of the following (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019

Finance lease costs:
Amortization of ROU assets	$169	$573
Interest on lease liabilities	—	—
Operating lease costs(1)	6,643	7,574
Variable lease costs	891	1,315
Sublease income	(598)	(1,966)
Total lease costs	$7,105	$7,496
(1) includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$597
Operating cash flows from finance leases	—	—
Operating cash flows from operating leases	6,539	5,512

ROU assets obtained in exchange for lease obligations:
Finance lease liabilities	$1,384	$—
Operating lease liabilities	4,497	288

Supplemental balance sheet information related to leases was as follows (in thousands):

	April 4, 2020	December 31, 2019

Finance leases:
Other assets	$1,215	$1,384

Accrued liabilities	$1,384	$1,384

Operating leases:
Operating lease ROU assets	$70,137	$70,225

Operating lease liabilities	$21,832	$23,511
Long-term operating lease liabilities	66,234	67,902
Total operating lease liabilities	$88,066	$91,413

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Weighted-average lease terms and discount rates are as follows:

	April 4, 2020	December 31, 2019

Weighted-average remaining lease terms (in years):
Finance leases	0.3	0.5
Operating leases	4.0	4.2

Weighted-average discount rates:
Finance leases	—%	—%
Operating leases	5.5%	5.5%

Maturities of lease liabilities as of April 4, 2020 were as follow (in thousands):

	Finance Leases	Operating Leases
Remaining 2020	$1,384	$25,262
2021	—	24,894
2022	—	24,390
2023	—	21,769
2024	—	9,525
Thereafter	—	—
Total minimum lease payments	$1,384	$105,840
Less: amount representing interest	—	(17,774)
Total lease liabilities	$1,384	$88,066

6.    Commitments and Contingencies

Purchase Commitments

The aggregate amount of open purchase orders as of April 4, 2020 was approximately $443.4 million. Of the aggregate amount, $171.3 million related to the Company’s migration to a third-party hosting provider, of which $15.2 million was accrued for as of April 4, 2020. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduces forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of April 4, 2020, $12.9 million was accrued for such liabilities to contract manufacturers.

Letters of Credit

As of April 4, 2020 and December 31, 2019, the Company had outstanding letters of credit of $24.8 million and $24.6 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

Legal Proceedings

Jawbone. Aliphcom, Inc. d/b/a Jawbone (“Jawbone”) and the Company each initiated civil lawsuits against each other in 2015. These included a complaint filed by Jawbone in California state court alleging the misappropriation of certain trade secrets by six former Jawbone employees who had joined Fitbit and who were also named as defendants. On December 8,

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
2017, the parties announced the global settlement of all of the outstanding civil litigation on confidential terms, and all of the cases were dismissed with prejudice.
In February 2017 and February 2018, the Company received subpoenas from the U.S. Attorney’s Office for the Northern District of California requesting documents regarding certain of the Company’s confidential business information that appeared to be related to Jawbone’s allegations of trade secret misappropriation, and the Company produced documents in response. On June 14, 2018, the six former Jawbone employees who were named as individual defendants in the state trade secret case were charged in a federal indictment with being in possession of certain Jawbone trade secrets. Charges were dismissed against one individual in December 2019. On February 3, 2020, a jury returned a not-guilty verdict on all counts in favor of the first individual to be tried. On February 14, 2020, the government dropped all charges against the remaining individuals.
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

The parties subsequently agreed to a settlement, and on August 1, 2018, the plaintiffs filed a motion for preliminary approval of the class action settlement. At the hearing on September 13, 2018, the court denied preliminary settlement approval without prejudice and ordered revised settlement papers be filed. On November 29, 2018, the court granted preliminary settlement approval and the final approval hearing was scheduled for August 1, 2019. On May 10, 2019, the plaintiffs filed a request for attorneys’ fees and expenses. The Company opposed that request. At the hearing on August 1, 2019, the court asked the parties to submit a re-notice plan in order to achieve a higher claims rate. On the fee request, the court offered the plaintiffs alternative conditions, and on August 18, 2019, the plaintiffs filed their fee election, opting for a 90% reduction of challenged fees and expenses. The re-notice plan was approved on October 16, 2019, and the re-notice resulted in approximately 80,000 more claims, for a total of approximately 141,000 claims. The court granted final approval of the settlement on February 6, 2020, in an amount that is not material to the Company. On March 20, 2020, the Court ruled on plaintiffs’ request for attorneys’ fees and costs and awarded $6.9 million in attorneys’ fees and $0.2 million in costs. On April 20, 2020, the Company filed a notice of appeal.

Securities Litigation I. In 2016, putative class actions were filed in federal and California state court against the Company and other defendants alleging violations of the federal securities laws based on alleged materially false and misleading statements about the Company’s PurePulse® heart rate tracking technology. The parties agreed to settle the lawsuits for $33.3 million, which the Company accrued for as of December 31, 2017. Following court approval of the settlement, the federal and state class action cases were dismissed with prejudice in May 2018.

During 2016 and 2017, seven derivative lawsuits were filed in various federal courts and in the Delaware Court of Chancery naming the Company as nominal plaintiff and certain of the Company’s officers and directors as defendants. The federal cases are all stayed. The three cases filed in the Delaware Court of Chancery were consolidated and a second amended complaint was filed in which plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the Company’s initial public offering and/or a secondary offering. On April 26, 2017, the Company filed a motion to dismiss the Delaware cases for failure to state a claim. On December 14, 2018, the court denied the motion to dismiss. The Company filed a motion for interlocutory appeal, which was denied on January 14, 2019. The Company then filed a Notice of Appeal in the Delaware Supreme Court, which was denied on January 30, 2019. On February 10, 2020, the parties agreed to a tentative settlement of all of the derivative lawsuits, which is subject to approval by the court.

Securities Litigation II. On November 1, 2018, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint alleges violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) arising out of alleged materially false and misleading statements about the Company’s guidance for the fourth quarter of 2016 and full fiscal year 2016 that was provided during the third and fourth quarters of 2016. On November 15, 2018, a second putative securities class action was filed in the same court alleging similar claims against the same defendants. On April 25, 2019, the two actions were consolidated, and a consolidated amended class action complaint was filed on June 24, 2019. The consolidated complaint also alleges violations of Sections 10(b) and 20 of the Exchange Act against the Company and certain officers relating to the Company’s 2016 guidance, on behalf of a putative class of stockholders who purchased Fitbit stock from August 2, 2016 through January 30, 2017. Plaintiffs seek class certification, unspecified compensatory damages, and reasonable costs and

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
expenses including attorneys’ fees. On August 23, 2019, the Company filed a motion to dismiss. On March 23, 2020, the court granted the motion to dismiss with leave to amend. On April 28, 2020, the Court entered judgment after plaintiffs indicated that they did not intend to file an amended complaint.
Koninklijke Philips and Philips North America Patent Litigation. On December 4, 2017, Koninklijke Philips N.V. filed suit in Germany in the Regional Court of Mannheim alleging infringement of its European patent (“EP”) by certain of Fitbit’s products of the German part of EP 1 247 229 B1 (“EP229”). In October 2018, the case was stayed pending an appeal of a January 2014 decision by the European Patent Office (“EPO”) to revoke EP229. On May 31, 2019, the EPO Board of Appeal dismissed the appeal, affirming the decision to revoke EP229. Koninklijke Philips appealed the EPO Board of Appeal decision on July 30, 2019.
On May 30, 2018, Koninklijke Philips filed a second patent infringement suit in the Regional Court of Mannheim alleging infringement by certain of Fitbit’s products of the German part of EP 1 076 806 B1 (“EP806”). In October 2018, the case was stayed pending the decision in a parallel nullity proceeding challenging the validity of EP806.

On July 22, 2019, Philips North America LLC filed a patent infringement suit in U.S. District Court for the District of Massachusetts alleging infringement of U.S. Patent Nos. 6,013,007, 7,088,233, 8,277,377, and 6,976,958 by certain of Fitbit’s products. On November 13, 2019, the Company filed a motion to dismiss. On November 27, 2019, Philips filed an amended complaint. On December 10, 2019, the Company filed a motion to dismiss the amended complaint. No hearing date has been scheduled.

On December 10, 2019, Philips North America and Koninklijke Philips filed a complaint for patent infringement in the International Trade Commission (“ITC”) naming Fitbit, Garmin International, Inc., Garmin USA, Inc., Garmin Ltd., d/b/a Garmin Switzerland GmbH, Ingram Micro Inc., Maintek Computer (Suzhou) Co., Ltd., and Inventec Appliances (Pudong) as proposed respondents. The complaint asserts that all proposed respondents infringe U.S. Patent Nos. 7,845,228, 9,820,698, and 9,717,464(the “ITC Patents”), and requests that the ITC institute an investigation and thereafter issue a limited exclusion order and cease and desist orders. On January 10, 2020, the ITC instituted the investigation, titled “In the Matter of Certain Wearable Monitoring Devices, Systems, and Components Thereof.” On January 21, 2020, the administrative law judge set key dates for the case, including an evidentiary hearing for October 5-9, 2020, the initial determination by January 14, 2021, and the target date for completion of the investigation as May 14, 2021. On April 2, 2020, the Company filed a complaint for declaratory judgment against Koninklijke Philips in the U.S. District Court for the Northern District of California requesting that the Court declare that Fitbit’s products do not infringe the ITC Patents.

On March 20, 2020, Koninklijke Philips filed a patent infringement lawsuit in Germany in the District Court of Dusseldorf alleging infringement by certain of Fitbit’s products of the German part of EP 2 224 366 B1. The Company has not yet been served.

On April 8, 2020, the Company filed a lawsuit against Philips North America and Koninklijke Philips in the U.S. District Court for the Northern District of California alleging infringement of U.S. Patent Nos. 7,145,462 and 8,868,377 by certain of Philips’ products.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
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

On September 4, 2019, plaintiff Nauni Manty, as the chapter 7 trustee of the bankruptcy estate of Wynit Distribution, LLC, et al, filed a complaint in U.S. Bankruptcy Court in the District of Minnesota. The complaint sought: (1) avoidance and recovery under 11 U.S.C. §§ 547, 550, and 551 against Fitbit; and (2) avoidance and preservation under 11 U.S.C. §§ 547, 551 of a second lien granted to Fitbit on substantially all the debtors’ assets. On March 30, 2020, the bankruptcy court approved a settlement of the trustee’s claims in an amount that is not material to the Company, and the case has been dismissed.

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

7.    Stockholders’ Equity

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan upon the effectiveness of the 2015 Plan. However, any outstanding stock options and restricted stock units (“RSUs”) granted under the 2007 Plan remain subject to the terms of the 2007 Plan. As of April 4, 2020, 30.4 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Stock Options

Stock option activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
Balance—December 31, 2019	12,871	$3.51
Granted	—	$—
Exercised	(220)	$2.08
Forfeited or canceled	(6)	$7.37
Balance—April 4, 2020	12,645	$3.53	$40,349

Stock options vested and expected to vest—April 4, 2020	12,645	$3.53	$40,349
Stock options exercisable—April 4, 2020	12,645	$3.53	$40,349

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of April 4, 2020 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $6.40 as of April 4, 2020.

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2019	18,932	$5.68
Granted	8,799	$6.41
Vested	(2,609)	$6.48
Forfeited or canceled	(399)	$5.72
Unvested balance—April 4, 2020	24,723	$5.86

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Cost of revenue	$2,179	$1,430
Research and development	11,119	11,988
Sales and marketing	2,775	3,138
General and administrative	3,654	3,988
Total stock-based compensation expense	$19,727	$20,544

As of April 4, 2020, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $130.5 million, which the Company expects to recognize over an estimated weighted average period of 2.1 years.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three months ended April 4, 2020, the Company recorded a benefit for income taxes of $144.7 million, for an effective tax rate of 116.3%. The effective tax rate for the three months ended April 4, 2020 was different than the statutory federal tax rate primarily due to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which enables the Company to carry back current year, 2018 and 2019 net operating losses into prior taxable periods. As a result, the Company released valuation allowance on deferred tax assets related to those net operating losses that can be carried back and benefited in the prior years at the U.S. tax rate of 35%.

For the three months ended March 30, 2019, the Company recorded an expense for income taxes of $1.3 million, for an effective tax rate of (1.7)%. The effective tax rate for the three months ended March 30, 2019 was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. and certain of its foreign deferred tax assets, the mix of income/ losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

The CARES Act allows losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years and to offset 100% of regular taxable income in such years.

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items (“Ordinary” income), for the reporting period. The Company anticipates that some of the net operating losses generated in 2020 as well all of the net operating losses carried forward from 2018 and 2019, can be carried back to prior taxable years, and recognizes the benefit in its effective tax rate. The Company recorded the anticipated benefit of the net operating loss carryback as a discrete tax benefit during the quarter. The Company will continue to evaluate the potential impact of the CARES Act.

The U.S. Treasury Department has adopted regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding these regulations, which reversed the prior decision of the U.S. Tax Court. On November 12, 2019, the Ninth Circuit Court of Appeals denied the plaintiff’s request for an en banc rehearing. The plaintiff filed a petition for a writ of certiorari in the U.S. Supreme Court on February 10, 2020. The Company will continue to monitor developments in this matter.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes,” which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of April 4, 2020, the Company maintains a valuation allowance against all of its U.S. deferred tax assets and against certain of its foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

As of April 4, 2020, the total amount of gross unrecognized tax benefits was $76.0 million, of which $26.5 million would affect the effective tax rate if recognized. The Company did not have any tax positions as of April 4, 2020 which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
9.    Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2020	March 30, 2019
Numerator:
Net income (loss)	$20,294	$(79,465)

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	265,661	253,124
Effect of dilutive securities	11,285	—
Weighted-average shares of common stock—diluted for Class A and Class B	276,946	253,124
Net income (loss) per share:
Basic	$0.08	$(0.31)
Diluted	$0.07	$(0.31)

The following potentially dilutive common shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019

Stock options to purchase common stock	12,645	15,774
RSUs	24,723	24,002
Warrant	230	230
Diluted impact of Employee Stock Purchase Plan	—	1,287
Total	37,598	41,293

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors that accounted for equal to or greater than 10% of total revenue for the three months ended April 4, 2020 and March 30, 2019 were as follows:

	Three Months Ended
	April 4, 2020	March 30, 2019
C	12%	*
* Represents less than 10%.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at April 4, 2020 and December 31, 2019 were as follows:

	April 4, 2020	December 31, 2019
H	11%	*
C	10	18%
D	*	11
E	*	10

        * Represents less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
United States	$102,039	$135,091
Americas excluding United States	10,743	15,327
Europe, Middle East, and Africa	57,007	87,098
Asia Pacific	18,369	34,374
Total	$188,158	$271,890

As of April 4, 2020 and December 31, 2019, long-lived assets, which represent property and equipment, located outside the United States were $24.0 million and $27.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

The Fitbit platform combines wearable devices with software and services to give our users tools to help them reach their health and fitness goals, augmented by general purpose features that add further utility and drive user engagements. Our wearable devices enable users to view data about their daily activity, exercise, and sleep in real time. Today, most of our revenue comes from the sale of wearable devices, including both trackers and smartwatches. Our products are available in over 100 countries worldwide through a variety of channels, including retail stores, retailer websites, and Fitbit.com, and through our Fitbit Premium and Fitbit Health Solutions offerings.

On November 1, 2019, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Google LLC, or Google, pursuant to which Google has agreed to acquire us for $7.35 per share in cash, valuing us at a fully diluted equity value of approximately $2.1 billion. Under the terms of, and subject to the conditions specified in, the Merger Agreement, we will become a wholly owned subsidiary of Google (the “Merger”). The Merger was approved by our stockholders on January 3, 2020. The Merger is expected to close in 2020, subject to customary closing conditions, including regulatory approvals. The Merger Agreement may be terminated by mutual agreement of the parties or by either us or Google under specified conditions. We will be required to pay Google a termination fee of $80 million in certain circumstances, such as a material, uncured breach of our obligations under the Merger Agreement, and Google will be required to pay us a termination fee of $250 million in certain circumstances related to a failure to obtain regulatory approvals or the existence of a restraint arising under the antitrust laws.

Our business during the first quarter of 2020 was negatively affected by the outbreak of the novel coronavirus COVID-19. As discussed further below, we expect the COVID-19 pandemic and associated mitigation efforts to continue to negatively impact our results in 2020, although the nature and extent will depend on future developments that are evolving and highly uncertain. We remain committed to our mission to empower and inspire people to live healthier, more active lives, while prioritizing the health and safety of our workforce.

In the first quarter of 2020, we focused on adding additional offerings for users looking to manage their overall health. In March 2020, we introduced Fitbit Charge 4, which innovates on our Charge family of trackers with built-in GPS. We also introduced Active Zone MinutesTM on Fitbit Charge 4, a new personalized metric based on a user’s resting heart rate and age, which tracks and measures the time users spend in each heart rate zone to help them work toward a weekly goal. Additionally, we added more content to Fitbit Premium, our paid subscription service offering personalized health insights, guidance, advanced sleep tools, customized programs, mindfulness content, and over 200 workouts from various brands. To help support our users during the COVID-19 pandemic, in March 2020, we announced we are offering a 90-day free trial for new Fitbit Premium users.

Acquiring customers through the sale of our devices increases the size of our community of users and also increases the potential for future demand for devices and other monetization opportunities, such as software services or coaching revenue. While software revenue continued to be immaterial in the first quarter of 2020, we believe a growing community of active users provides an opportunity to introduce or further develop software services for our community in the future. We continue to focus on growing our Fitbit Health Solutions channel, which delivers health and wellness solutions for employers, health plans, and health systems and provides an opportunity to drive demand for our devices and software services. Revenue from the Fitbit Health Solutions channel was approximately 14% of total revenue in the first quarter of 2020.

For the full year 2020, we expect devices sold and revenue to decline significantly compared to full year 2019 as a result of the impact of the COVID-19 pandemic discussed further below, as well as due to the timing of our new product launches. We expect smartwatches to grow as a percentage of revenue compared to the prior year. We expect growth in our higher margin Fitbit Premium and Fitbit Health Solutions revenue streams in 2020 compared to 2019. We expect research and development expenses to increase for the full year 2020 over 2019 as we grow our investment into the expanding wearable device market, which we anticipate will be partially offset by a projected decrease in sales and marketing and general and administrative expenses, with the exception of higher costs related to the Merger Agreement with Google.

Impact of COVID-19

The recent outbreak of the novel virus COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, adversely impacted our business in the first quarter of 2020. The outbreak and associated containment measures have caused disruptions in the development, manufacture, shipment, and sales of our products. Such disruptions have been due primarily to temporary closures of our facilities, those of our customers and retailers who sell our products, and those of our contract manufacturers and other supply chain vendors; difficulties in transporting goods and materials; restrictions on travel; and quarantines, stay-at-home orders, and social distancing guidelines in effect in many of the regions in which we operate. In addition, the COVID-19 pandemic and related mitigation efforts have disrupted the economies of the United States and numerous other countries, which is impacting consumer sentiment and discretionary spending.

We have temporarily closed our headquarters in San Francisco, California and other facilities worldwide to protect the health of our employees. We have implemented a work-from-home policy for the majority of our global workforce and we are severely restricting business travel, in light of the recommendations or requirements of government authorities. The costs to implement our work-from-home policy during the first quarter of 2020 were not material. We will continue to monitor the situation to determine suitable actions. For example, we may adapt or extend our work-from-home policy beyond what is required by government authorities as we believe to be appropriate for the health and safety of our workforce or in our best interests, although such actions could adversely impact the efficiency and effectiveness of our organization.

During the first quarter of 2020, our operating results began to be negatively impacted by decreased retail activity and retail store closures due to COVID-19, primarily in the Asia Pacific region. Operating results were also impacted by additional reserves for product returns, rebates and promotions, and price protection on certain products, primarily based on increased channel inventory levels as a result of declining demand due to COVID-19. Additionally, operating results were impacted by allowances for credit losses as a result of COVID-19 and its potential impact.

The current circumstances are dynamic and unprecedented, and the impacts of the COVID-19 pandemic on our business operations, including the duration and severity of the effect on overall consumer demand, are highly uncertain and cannot be predicted. However, these impacts have had, and we expect will continue to have, a significant adverse effect on our operations, revenue, liquidity, financial conditions, and financial results.

We are focused on preserving our liquidity and managing our cash flow through the financial challenges presented by COVID-19 by reducing our discretionary spending, closely managing and reducing inventory levels, and reducing marketing spend. While we have been significantly impacted by the current COVID-19 pandemic, we believe, based on our current forecasts, that we have sufficient liquidity to meet our working capital and capital expenditure needs through the anticipated closing of the Merger with Google. If the transaction were to be materially delayed or fail to close, or if revenues were to be materially below our forecasts, we would likely need to raise additional funds, which we may not be able to do on favorable terms or at all. We expect to receive various tax benefits from the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) recently adopted in the United States, as described in Note 8 of the Notes to Condensed Consolidated Financial Statements and below in the section titled “Components of our Operating Results” under “Income Tax Expense (Benefit).” For further information regarding the impact of COVID-19 on our business, please see the below discussion under “Operating Results” and Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

Financial Highlights

The following are financial highlights for the three months ended April 4, 2020 and March 30, 2019 (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Revenue	$188,158	$271,890
Net income (loss)	$20,294	$(79,465)
Adjusted EBITDA	$(75,554)	$(43,186)
Devices sold	2,177	2,930

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

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement. A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device. In the three months ended April 4, 2020, 39.8% of Activations came from Repeat Users, with Re-Activated Users representing 54.8% of those Repeat Users. The number of Activations from Repeat Users and the number of Re-Activated Users for any period is measured promptly after the measurement period and is not updated.

We believe that the Activations metric is a potential indicator of repeat purchase behavior but not a guarantee of repeat purchase behavior. Actual repeat purchase behavior may depend on a number of factors, including but not limited to our ability to anticipate and satisfy consumer preferences.

Active Users

See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics-Active Users” in our Annual Report on Form 10-K filed with the SEC on February 27, 2020 for additional information.

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider adjusted EBITDA, which is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

We define adjusted EBITDA as net income (loss) adjusted to exclude stock-based compensation expense, depreciation, intangible assets amortization, acquisition-related costs, the impact of restructuring, interest income, net, and income tax expense (benefit).

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Net income (loss)	20,294	(79,465)
Stock-based compensation expense	19,727	20,544
Acquisition-related costs	15,772	—
Restructuring	—	2,458
Depreciation and intangible assets amortization	14,620	15,433
Interest income, net	(1,293)	(3,466)
Income tax expense (benefit)	(144,674)	1,310
Adjusted EBITDA	$(75,554)	$(43,186)

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

The following table presents a reconciliation of net cash used in operating activities to non-GAAP free cash flow (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Net cash used in operating activities	$(81,972)	$(67,653)
Purchase of property and equipment	(3,556)	(6,096)
Non-GAAP free cash flow	$(85,528)	$(73,749)
Net cash provided by investing activities	$4,900	$10,598
Net cash used in financing activities	$(5,410)	$(6,088)

Components of our Operating Results

Revenue

We have three sources of revenue: consumer device revenue, Fitbit Health Solutions revenue, and consumer non-device revenue. The vast majority of our total revenue comes from the sale of wearable devices through the retail, direct, and Fitbit Health Solutions channels. Within the Fitbit Health Solutions channel, revenue is composed of devices, services, and software, with most of our revenue driven by device sales. Consumer non-device revenue represents a small portion of total revenue, primarily from our subscription-based Fitbit Coach and premium services.

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

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

The CARES Act allows losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years and to offset 100% of regular taxable income in such years. We anticipate that, as a result of the CARES Act, some of the net operating losses generated in 2020, and all of the net operating losses generated in 2018 and 2019, will be carried back to prior taxable years resulting in material cash benefits to us. We will continue to evaluate the potential impact of the CARES Act.

The U.S. Treasury Department has adopted regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding these regulations, which reversed the prior decision of the U.S. Tax Court. On November 12, 2019, the Ninth Circuit Court of Appeals denied the plaintiff’s request for an en banc rehearing. The plaintiff filed a petition for a writ of certiorari in the U.S. Supreme Court on February 10, 2020. The Company will continue to monitor developments in this matter.

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages). The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended
	April 4, 2020	March 30, 2019
Consolidated Statements of Operations Data:
Revenue	$188,158	$271,890
Cost of revenue(1)	133,236	182,437
Gross profit	54,922	89,453
Operating expenses:
Research and development(1)	81,589	77,039
Sales and marketing(1)	56,961	68,616
General and administrative(1)	42,041	26,692
Total operating expenses	180,591	172,347
Operating loss	(125,669)	(82,894)
Interest income, net	1,293	3,466
Other income (expense), net	(4)	1,273
Loss before income taxes	(124,380)	(78,155)
Income tax expense (benefit)	(144,674)	1,310
Net income (loss)	$20,294	$(79,465)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Stock-Based Compensation Expense:
Cost of revenue	$2,179	$1,430
Research and development	11,119	11,988
Sales and marketing	2,775	3,138
General and administrative	3,654	3,988
Total stock-based compensation expense	$19,727	$20,544

	Three Months Ended
	April 4, 2020	March 30, 2019
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	71	67
Gross profit	29	33
Operating expenses:
Research and development	44	28
Sales and marketing	30	25
General and administrative	22	10
Total operating expenses	96	63
Operating loss	(67)	(30)
Interest income, net	1	1
Other income (expense), net	—	—
Loss before income taxes	(66)	(29)
Income tax expense (benefit)	(77)	—
Net income (loss)	11%	(29)%

Revenue

	Three Months Ended		Change
(dollars in thousands)	April 4, 2020	March 30, 2019	$	%
Revenue	$188,158	$271,890	$(83,732)	(31)%

Revenue decreased $83.7 million, or 31%, to $188.2 million for the three months ended April 4, 2020, from $271.9 million for the three months ended March 30, 2019. In the first quarter of 2020, we introduced one new product, Fitbit Charge 4, compared to three new products in the first quarter of 2019, Fitbit Inspire, Fitbit Inspire HR, and Fitbit Versa Lite. Reflecting this timing, revenue from new product introductions, or NPI, decreased $69.1 million year over year, to 60% of revenue in the first quarter of 2020, from 67% of revenue in the first quarter to 2019. The timing of our NPIs also led to a 26% decrease in devices sold, to 2.2 million devices sold in the first quarter of 2020, down from 2.9 million devices sold in the first quarter of 2019. In addition, due to COVID-19 and its expected initial impact, we reserved $16.4 million in the first quarter of 2020 for product returns and rebates and promotions to retailers and distributors, based on increased channel inventory levels at the end of the first quarter as a result of declining consumer demand. Average selling price decreased by 11% to $81 for the first quarter of 2020, from $91 for the first quarter of 2019, primarily due to additional reserves related to COVID-19 and its potential impact, as well as due to an increase in rebates and promotions to retailers and distributors, particularly for the Fitbit Versa family. Sales of our smartwatches as a percentage of revenue increased to 54% of revenue for the first quarter of 2020 from 42% of our revenue in the same period in 2019, while demand for our trackers decreased to 42% of revenue for the first quarter of 2020 from 57% of our revenue in the same period in 2019. Revenue from our direct channel, Fitbit.com, decreased 20% to $23.2 million, or 12% of revenue, in the three months ended April 4, 2020, compared to $29.1 million, or 11% of revenue, in the same period in 2019.

U.S. revenue, based on ship-to destinations, decreased $33.1 million, or 24%, to $102.0 million for the three months ended April 4, 2020, from $135.1 million for the three months ended March 30, 2019. International revenue, based on ship-to destinations, decreased $50.7 million, or 37%, to $86.1 million for the three months ended April 4, 2020, from $136.8 million for the three months ended March 30, 2019, primarily due to a decrease of 35% in the Europe, Middle East, and Africa region. In addition, revenue in the Asia Pacific region decreased 47% year-over-year, partially due to the impact of COVID-19.

Cost of Revenue

	Three Months Ended		Change
(dollars in thousands)	April 4, 2020	March 30, 2019	$	%
Cost of revenue	$133,236	$182,437	$(49,201)	(27)%
Gross profit	54,922	89,453	(34,531)	(39)%
Gross margin	29%	33%

Cost of revenue decreased to $133.2 million for the three months ended April 4, 2020, from $182.4 million for the three months ended March 30, 2019. In the first quarter of 2020, we were granted an exclusion from tariffs on our products manufactured in China, resulting in a $21.3 million benefit during the period for tariff costs incurred in 2019. The decrease in cost of revenue was also due to a $28.1 million reduction in product costs and a $4.7 million reduction in warranty expense, both associated with the decreases in devices sold compared to the same period in 2019, offset by a $4.5 million increase in excess and obsolete inventory write-downs over the prior period.

Gross margin decreased to 29% for the first quarter of 2020 from 33% for the first quarter of 2019, primarily due to our increase in discounts, rebates and promotions; product mix shift from trackers to smartwatches; as well as a decrease in average selling price. The decrease in gross margin was partially offset by the benefit of the tariffs exclusion during the first quarter of 2020.

Research and Development

	Three Months Ended		Change
(dollars in thousands)	April 4, 2020	March 30, 2019	$	%
Research and development	$81,589	$77,039	$4,550	6%

Research and development expenses increased $4.6 million, or 6%, to $81.6 million for the three months ended April 4, 2020, from $77.0 million for the three months ended March 30, 2019. The increase was primarily due to a $5.1 million increase in personnel-related expenses related to a 10% increase in headcount, offset by a $1.4 million decrease in tooling expenses.

Sales and Marketing

	Three Months Ended		Change
(dollars in thousands)	April 4, 2020	March 30, 2019	$	%
Sales and marketing	$56,961	$68,616	$(11,655)	(17)%

Sales and marketing expenses decreased $11.7 million, or 17%, to $57.0 million for the three months ended April 4, 2020, from $68.6 million for the three months ended March 30, 2019. The decrease was primarily due to a $10.3 million reduction in marketing expenses due to the timing of our NPIs, as well as a $3.4 million decrease in customer support costs due to improved product quality and reduced case volume of our products, offset by increases of $1.8 million in allocated overhead costs and $1.1 million in personnel-related expenses related to a 1% increase in headcount.

General and Administrative

	Three Months Ended		Change
(dollars in thousands)	April 4, 2020	March 30, 2019	$	%
General and administrative	$42,041	$26,692	$15,349	58%

General and administrative expenses increased $15.3 million, or 58%, to $42.0 million for the three months ended April 4, 2020, from $26.7 million for the three months ended March 30, 2019. The increase was primarily due to $6.4 million in credit loss allowances as a result of COVID-19 and its potential impact, $6.3 million in consulting and legal fees related to the Merger Agreement with Google, and a $5.9 million increase in legal fees related to higher litigation costs over the prior period, offset by a $1.7 million decrease in allocated overhead costs and a $1.5 million decrease in personnel-related expenses related to a 5% decrease in headcount.

Interest and Other Income (Expense), Net

	Three Months Ended		Change
(dollars in thousands)	April 4, 2020	March 30, 2019	$	%
Interest income, net	$1,293	$3,466	$(2,173)	(63)%
Other income (expense), net	(4)	1,273	(1,277)	(100)%

Interest income, net decreased $2.2 million, to $1.3 million for the three months ended April 4, 2020, from $3.5 million for the three months ended March 30, 2019, primarily due to decreases in cash, cash equivalents, and marketable securities balances, as well as lower interest rates earned. Other income (expense), net decreased primarily due to an increase in foreign currency losses.

Income Tax Expense (Benefit)

	Three Months Ended		Change
(dollars in thousands)	April 4, 2020	March 30, 2019	$	%
Income tax expense (benefit)	$(144,674)	$1,310	$(145,984)	(11,144)%
Effective tax rate	116.3%	(1.7)%

Income tax expense decreased $146.0 million, to an income tax benefit of $144.7 million for the three months ended April 4, 2020, from an income tax expense of $1.3 million for the three months ended March 30, 2019. Our effective tax rate was 116.3% and (1.7)% for the three months ended April 4, 2020 and March 30, 2019, respectively. The change in our effective tax rate for the three months ended April 4, 2020 was primarily due to the impact of carrying back current year, 2018 and 2019 net operating losses into prior taxable periods under the provisions adopted under the CARES Act.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sale of our equity securities. As of April 4, 2020, we had cash and cash equivalents of $252.0 million and marketable securities of $175.7 million, approximately 81% of which are held by a U.S. legal entity in the United States.

Of our total cash, cash equivalents, and marketable securities, $95.1 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations, and based on our current plans, we do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

While we have been significantly impacted by the current COVID-19 pandemic, we believe, based on our current forecasts, that we have sufficient liquidity to meet our working capital and capital expenditure needs through the anticipated closing of the Merger with Google. If the transaction were to be materially delayed or fail to close, or if revenues were to be materially below our forecasts, we would likely need to raise additional funds, which we may not be able to do on favorable terms or at all. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of NPIs, market acceptance of our products, acquisitions, challenges presented by COVID-19, and overall economic conditions. We are focused on navigating the financial challenges presented by COVID-19 by preserving our liquidity and managing our cash flow, including through reducing our discretionary spending, closely managing and reducing inventory levels, and reducing marketing spend. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Letters of Credit

As of April 4, 2020, we had outstanding letters of credit of $24.8 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	April 4, 2020	March 30, 2019
Net cash provided by (used in):
Operating activities	$(81,972)	$(67,653)
Investing activities	4,900	10,598
Financing activities	(5,410)	(6,088)
Net change in cash and cash equivalents	$(82,482)	$(63,143)

Cash Flows from Operating Activities

Net cash used in operating activities of $82.0 million for the three months ended April 4, 2020 was primarily due to an increase in net operating assets and liabilities of $154.5 million, partially offset by total non-cash adjustments of $52.3 million and net income of $20.3 million. The increase in net operating assets and liabilities compared to the first quarter of 2019 included an increase in income tax receivables of $139.3 million, a decrease in accounts payable and accrued liabilities of $248.1 million, and an increase in prepaid expenses and other assets of $28.1 million, offset by a decrease in accounts receivable of $246.5 million and a decrease in inventory of $20.3 million. The $52.3 million total non-cash adjustments for the first quarter of 2020 included stock-based compensation expense of $19.7 million, depreciation expense of $10.6 million, provision for inventory obsolescence of $9.8 million, intangible assets amortization of $4.0 million, and non-cash lease expense of $1.5 million.

Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, increased from 74 days as of December 31, 2019, to 77 days as of April 4, 2020, due to slower collections during the first quarter of 2020 compared to the fourth quarter of 2019.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended April 4, 2020 of $4.9 million was due to maturities and sales of marketable securities of $68.2 million, offset by purchases of marketable securities of $59.7 million and purchases of property and equipment of $3.6 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended April 4, 2020 was due to $5.9 million in net cash used for payment of taxes on common stock issued under our employee equity incentive plans, offset by $0.5 million in proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

Our future minimum lease payments under our finance and operating leases as of April 4, 2020 were $1.4 million and $88.1 million, respectively.

The aggregate amount of open purchase orders as of April 4, 2020 was approximately $443.4 million. Of the aggregate amount, $171.3 million related to our migration to a third-party hosting provider, of which $15.2 million was accrued for as of April 4, 2020. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of April 4, 2020, $12.9 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $30.0 million as of April 4, 2020.

Off-Balance Sheet Arrangements

As of April 4, 2020, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 27, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of April 4, 2020, we had cash and cash equivalents of $252.0 million and marketable securities of $175.7 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had no outstanding contracts in cash flow hedges for forecasted revenue transactions as of April 4, 2020. Our outstanding balance sheet hedges were $26 thousand as of April 4, 2020. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2020. Based on the evaluation of our disclosure controls and procedures as of April 4, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertainty about the effect of the proposed Merger on our employees, customers, users, partners, and suppliers may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have an adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management attention and resources towards the completion of the Merger, which could adversely affect our business and operations.

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

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness, or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the merger with Google could adversely affect our business.

Completion of the Merger with Google is subject to conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws, and similar competition approvals or consents that must be obtained from regulatory entities in the United States and certain foreign jurisdictions. The extent to which the COVID-19 pandemic, discussed further below, may impact the timing of receipt of necessary regulatory approvals and consents for completion of the Merger is uncertain and cannot be predicted. If the Merger or a similar transaction is not completed, the share price of our Class A common stock may drop to the extent that the current market price of our Class A common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement provides that we will be required to pay Google a termination fee of $80 million in certain circumstances, such as a material, uncured breach of our obligations under the Merger Agreement. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community and may necessitate us having to obtain additional financing, which may be unavailable on terms favorable to us, or at all. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, users, partners, and suppliers, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. In addition, the negative impact of a failure to complete the Merger could be exacerbated by the significant business and financial risks associated with the COVID-19 pandemic, discussed further below.

The outbreak of COVID-19 has had, and we expect will continue to have, an adverse effect on our business, results of operations, and financial condition.

The emergence of the novel coronavirus (SARS-CoV-2), and the disease caused by it known as COVID-19, designated as a pandemic by the World Health Organization in March 2020, has led to a global public health crisis and significant business disruptions and volatility in financial markets. The spread of the pandemic and the implementation of preventative requirements and practices (including state and local governmental restrictions on non-essential businesses, as well as personal activities and travel) have resulted in unprecedented changes in and disruption to business and economic conditions, giving rise to declines in consumer confidence and discretionary spending and the prospect of a global recession. These conditions have caused, and may continue to cause, adverse impacts on our business, liquidity, results of operations, and stock price that we may not be able to fully mitigate, due to the occurrence of some or all of the following, among others:

•temporary closures of, or reduced staffing at, our facilities and those of our suppliers, contract manufacturers, logistics providers, distributors, retailers, and other business partners due to “stay-at-home” regulations and employee illness or reluctance to appear at worksites, including policies we may deem appropriate to adopt beyond what is required by government authorities, which may impact worker productivity for us and/or our business partners and our ability to develop, manufacture, and sell products for an indefinite period of time;
•interruptions in, or higher costs for, the sourcing of components and the manufacture, distribution, shipment, marketing, and sale of our products;
•disruptions in the operations of our distributors or retailers, including store closures, that cause them to delay or cancel orders for our products, seek extended payment terms, reduce future orders, experience credit or liquidity issues that impact their ability to pay for our products, or become insolvent and cease operating as going concerns;
•reduced consumer demand for our products and services, including due to extended shelter-in-place orders, continued or additional store closures, and any prolonged economic downturn;
•our potential need to raise additional capital to the extent that current and anticipated future sources of liquidity are insufficient to fund our business activities and requirements, which may increase our debt or dilute the value of our common stock; and
•volatility in, or a reduction of, the market price of our Class A common stock.
Given the evolving health, political, governmental, and economic conditions, the impact that COVID-19 could have on our future business is highly uncertain and difficult to predict. The impact will depend largely on future developments, including the duration and severity of the outbreak; a potential resurgence of COVID-19 in the future; the effectiveness of actions taken by governments, businesses, and individuals in response to the virus; the stability of capital and financial markets; and how quickly and to what extent economic and operating conditions that pre-dated the pandemic can resume. We similarly are unable to predict future impacts of COVID-19 on the financial circumstances of our customers, distributors, retailers, and other business partners, or on our user community’s demand for our products and services. In addition, the adverse effects of

COVID-19 could exacerbate other risk factors discussed herein. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. If we fail to anticipate and adequately address adverse impacts associated with the COVID-19 pandemic in a timely manner, our business, results of operations, and financial condition may be adversely affected.

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

Our newer products and services may have different features, designs, or prices than our existing or earlier products and the products of some of our competitors, which may not appeal to consumers or only appeal to a smaller subset of consumers. For example, in the second quarter of 2019, Fitbit Versa Lite Edition sales were weaker than expected, which we attribute to our initial go-to-market pricing and promotional strategies. Partly as a result, smartwatch revenue declined on a year-over-year basis. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our wearable devices, which could result in decreased sales of our products and services and a loss in market share.

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

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services, and other offerings. For example, in the first quarter of 2020 we launched Charge 4, the latest evolution of our Charge family of trackers. In 2019, we introduced Fitbit Versa 2, Fitbit Versa Lite Edition, and the Fitbit Inspire family of activity trackers. In the third quarter of 2019, we launched Fitbit Premium, a paid subscription service. In the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers. We typically have several products and services in development at the same time. The success of new or enhanced products and services depends on a number of factors including, among other things, anticipating and effectively addressing consumer preferences and demand; timely and successful research and development; appropriate pricing and go-to-market strategies; the success of our sales and marketing efforts; effective forecasting and management of product demand, purchase commitments, and inventory levels; effective management of manufacturing and supply costs; and the quality of or any defects in our products.

The development of our products and services is complex and costly. Given the complexity, we occasionally have experienced, and could experience in the future, delays in the development and introduction of new and enhanced products and services, product costs that are higher than planned, or lower than expected manufacturing yields of new and enhanced products, which may adversely affect our revenue and gross margins. Moreover, we have experienced, and may continue to experience, delays in the development and introduction of new or enhanced products and services due to the effects of the COVID-19 pandemic.

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

If we fail to accurately forecast consumer demand, we may experience excess inventory levels or a shortage of products available for sale. Demand for our products and services could be affected by many factors that may be difficult to predict, including changes in consumer preferences, the nature of new product and service introductions by us and our competitors, channel inventory levels, sales promotions by us or our competitors, changes in wearable device market conditions, and changes in general economic conditions or consumer confidence in future economic conditions, such as those caused by the COVID-19 pandemic.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and contract manufacturers based on our estimates of future demand for particular products. We have previously faced and may continue to face challenges acquiring adequate and timely supplies of our products to satisfy demand, particularly in connection with new product introductions, or NPIs, which we believe may negatively affect our revenue. As we continue to introduce new products, we also may face challenges managing the inventory of existing products.

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs, the sale of inventory at discounted prices, and other actions, which have caused and may continue to cause our gross margin to decline and could impair the strength of our brand. For example, during 2019 and the first quarter of 2020, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, price protection on certain products, and rebates. Reserves and write-downs for rebates, promotions, and excess inventory and tooling and manufacturing capacity are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than forecast, which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

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

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. Many of these factors have been adversely impacted by the recent COVID-19 pandemic. Volatility in global economic conditions or a global economic downturn may make it more difficult to predict demand for our products and services and may cause consumers to decline to make, delay, or reduce purchases. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services may have an adverse effect on our operating results and financial condition.

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

•the global macroeconomic impact of the current COVID-19 pandemic;
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

Our historical revenue growth in certain periods should not be considered indicative of our future performance. Our revenue has declined in recent periods, and we expect our revenue growth to be slower than in the past or to decline in future periods due to a number of factors, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure for any reason to capitalize on growth opportunities, the maturation of our business, and the impact of the current COVID-19 pandemic on our business and the global economy.

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, our annual revenue in each of 2017, 2018, and 2019 declined compared to the prior year, and our revenue in the first quarter of 2020 declined 31% compared to the first quarter of 2019. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect.

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $320.7 million in 2019. We recorded net income of $20.3 million for the three months ended April 4, 2020 due to the favorable impact of non-routine tax benefits.

Because we have only a limited history operating our business at its current scale, it is difficult to plan for and model future growth, particularly in light of the rapidly evolving nature of the market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, and we may not be able to achieve revenue growth or profitability in the future. Failure to manage our future growth effectively could have an adverse effect on our business, which, in turn, could have an adverse impact on our operating results and financial condition.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success depends in part on our ability to manage our operating expenses effectively. Although the number of our employees increased only 5% on a year-over-year basis to 1,714 employees as of April 4, 2020, our employee headcount and the scope and complexity of our business have increased significantly in recent years. We incurred a net loss of $320.7 million in 2019. We recorded net income of $20.3 million for the three months ended April 4, 2020 due to the favorable impact of non-routine tax benefits.

In addition, we are investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $81.6 million for the three months ended April 4, 2020 and $300.4 million for 2019.

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

If our continued investments do not result in future revenue as expected, we may incur greater than expected losses or lower than expected profits, and our liquidity position may be adversely affected.

Conversely, in the future, we may need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, implement additional restructuring and workforce reductions, or downsize our facilities for a reduced workforce. Any such actions may result in the recording of special charges, including inventory-related write-offs, workforce reductions, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges.

If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We rely on a limited number of suppliers, contract manufacturers, and logistics providers, and each of our products is manufactured by a single contract manufacturer.

We rely on a limited number of suppliers, contract manufacturers, and logistics providers. In particular, we use contract manufacturers located in Asia, and each of our products is manufactured by a single contract manufacturer. Our reliance on a limited number of suppliers and a sole contract manufacturer for each of our products presents various risks. These include the risk that in the event of an interruption from any part of our supply chain for any reason, such as a natural catastrophe, labor dispute, global disease outbreaks such as the current COVID-19 pandemic, system interruption, or actions taken in regard to increased tariffs on goods produced in certain countries such as China, we may not be able to develop an alternate source without incurring material additional costs and substantial delays. In particular, the current COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our customers, contract manufacturers, and other vendors in our supply chain; governmental restrictions on non-essential business and travel; and quarantines.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. In particular, we are highly dependent on the contributions of our co-founders, James Park and Eric N. Friedman, as well as other members of our management team. The loss or incapacitation of any key personnel, including as a result of COVID-19 infection, could make it more difficult to manage our operations and research and development activities to deliver on our product road map, reduce our employee retention and revenue, and impair our ability to compete. Although we have generally entered into employment offer letters with our key personnel, these agreements have no specific duration and provide for at-will employment, which means they may terminate their employment relationship with us at any time.

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

In order to increase awareness of our products and services and acquire new users, we have spent, and may continue to spend, significant amounts on advertising and other marketing campaigns in various media, such as television, print advertising, and social media. In 2019 and the three months ended April 4, 2020 advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $170.4 million and $7.7 million, respectively, representing approximately 12% and 4% of our revenue, respectively. Co-op advertising costs were $89.8 million and $17.7 million for 2019 and the three months ended April 4, 2020, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, our campaigns may be less effective than anticipated if we fail to identify advertising opportunities that satisfy our anticipated return on advertising spend or fail to accurately predict user acquisition, including the conditions and behaviors that drive user behavior. In addition, the timing of our advertising and promotional spend may impact the timing of expected sales of our products and services. Particularly during the holiday season, there is significant competition for consumer spending, and we may not realize our expected sales or recover our advertising and promotional spend if other promotions or products are more compelling. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for NPIs. If for any reason any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services. Further, promotional activity may adversely affect our gross margin.

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
•exposure to natural catastrophes, political unrest, terrorism, public health issues including pandemics, labor disputes, and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
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

Some of our retailers and distributors have experienced, and/or may continue or begin to experience, including as a result of adverse impacts associated with the COVID-19 pandemic, insolvency, credit challenges, or other financial difficulties that could expose us to significant financial risk. A decline in the liquidity or credit capacity of any retailer or distributor may impede their ability to sell our products and may also cause delays in payment of, or an inability to pay, their outstanding balances to us, which could expose us to financial risk. For example, Wynit Distribution, LLC, historically our largest customer, filed for bankruptcy protection in September 2017, which caused us to incur $7.6 million in net bad debt expenses and $1.4 million in net cost of revenues in 2017. Credit and financial difficulties of our retailers and distributors may also lead to a reduction in sales, price reductions, increased returns of our products, and adverse effects on our brand and operating results.

We maintain credit insurance for the majority of our customer balances, perform ongoing credit evaluations of retailers and distributors, and maintain allowances for potential credit losses on customer accounts when deemed necessary. We may not have sufficient insurance coverage to cover losses resulting from the credit and financial difficulties of retailers and distributors. In addition, deteriorations in the financial conditions of retailers and distributors and/or general economic conditions, including as a result of the COVID-19 pandemic, may lead to an increase in our credit insurance premiums and make it more difficult or impossible to obtain sufficient coverage, which could increase our exposure and result in increased bad debt expense or additional write-offs. Any reduction in sales by our current retailers or distributors, loss of large retailers or distributors, or decrease in revenue from our retailers or distributors could adversely affect our revenue, operating results, and financial condition.

We depend on retailers and distributors to sell and market our products, and our failure to maintain and further develop our sales channels could harm our business.

We primarily sell our products through retailers and distributors and depend on these third parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend in part on retailers adequately displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. Our retailers also often offer products and services of our competitors. If our retailers and distributors are not successful in selling our products, overestimate demand for our products, or promote competing products and services more effectively than our products and services, our revenue would decrease and our gross margins could decline due to increased product returns or price protection claims. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com, and through our direct channel, Fitbit.com, as consumers increasingly make purchases online. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, our ability to sell our products and services could be adversely affected and our business may be harmed. Additionally, the businesses of our retailers and distributors have suffered, and may continue to suffer, as a result of the current COVID-19 outbreak which may impact their ability to sell and market our products and services to customers or cause delays in the delivery of our products due to the prioritization of the shipment of other goods.

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

To date, we have derived substantially all of our revenue from sales of our wearable devices, and revenue from our Fitbit Health Solutions channel has historically accounted for approximately 10% of our revenue.

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

To date, we have derived substantially all of our revenue from sales of our wearable devices, and sales of our subscription-based premium services to consumers have historically accounted for less than 5% of our revenue.

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2019, 2018 and 2017, we derived less than 5% of our revenue from sales of our subscription-based premium services to consumers. However, in the future we plan to increase sales of subscriptions to these services. For example, in the third quarter of 2019, we launched Fitbit Premium, a paid subscription service that delivers a personalized experience with guidance and coaching, and added content to that service in the first quarter of 2020. If consumer reception is unfavorable or we are unable to successfully further develop, market and sell our premium services, we may be deprived of a potentially significant source of revenue in the future and our growth and financial performance may be adversely affected.

If additional tariffs on Chinese-origin goods are imposed, related countermeasures are taken by China, or we experience supply chain transformation setbacks, it could have an adverse impact on our business.

Certain of our manufacturing operations are located in China, making the pricing and availability of our products susceptible to international trade risks. In 2018, the United States imposed additional duties under Section 301 of the U.S. Trade Act of 1974, ranging from 10% to 25%, on a variety of goods imported from China. While these tariffs initially did not affect our products, in May 2019, the United States proposed to place tariffs on essentially all remaining Chinese-origin imports. Subsequently, the Trump Administration announced that 15% tariffs would be imposed on a subset of these goods, including wearable devices, which went into effect September 1, 2019. These tariffs were reduced to 7.5% on February 14, 2020.

We began exploring possibilities to mitigate the impact of tariffs in 2018, in response to the Trump Administration's concerns regarding China and the ongoing tariff threat. We have made changes to our supply chain and manufacturing operations to significantly reduce our exposure to tariffs on Chinese-origin products. We were also granted an exclusion from the existing Section 301 tariffs on our Chinese-origin products, effective through September 1, 2020. However, if additional tariffs are imposed, related countermeasures are taken by China, or we experience setbacks in our supply chain transformation efforts, our revenue, gross margins, and operating results may be adversely affected.

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

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, NPIs, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, warranty claims, changes in consumer demand, and impacts of the recent COVID-19 pandemic. Costs for our manufactured products and the components used to make our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, tariffs, and other factors that are generally unpredictable and beyond our control. Any change to pricing and costs could have an adverse effect on, among other things, our average selling price, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, or if our sales volume declines and we are not able to reduce our costs, our operating results and financial condition may be harmed.

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

We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so. Data may also be shared as described in our privacy policy. Our users’ exercise and activity-related data and other personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, and information such as heart rates, sleeping patterns, GPS-based location, and activity patterns.

Due to the volume of the personal information and data we manage and the nature of our products, the security features of our platform and information systems are critical. If our security measures, some of which we manage using third-party solutions, are breached or fail, unauthorized persons may be able to obtain access to or acquire our users’ data. Furthermore, if third-party service providers that host user data on our behalf experience security breaches or violate applicable laws, agreements, or our policies, such events may also put our users’ information at risk and could in turn have an adverse effect on our business. Additionally, if we or any third party, including third-party applications with which our users choose to share their Fitbit data, experience a breach of systems compromising our users’ personal data, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR, which became effective in May 2018, includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, California has enacted the CCPA, which became effective in January 2020 but remains subject to further rulemaking. The CCPA requires covered companies to provide California consumers with new disclosures and expands the rights afforded consumers regarding their data.

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

Certain privacy laws and regulations also apply to the collection of personal information from children, including the Children’s Online Privacy Protection Act in the United States and the GDPR. In 2018, we introduced Fitbit Ace, our first activity tracker designed for children, and in 2019, we introduced Fitbit Ace 2, our tracker for children ages 6 and older for use with Fitbit family accounts.

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

Governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be enacted or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our users’ data could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

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

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations, are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations. These threats may be increased due to the work-from-home policies implemented by us and certain of our business partners as a result of mitigation measures related to the COVID-19 pandemic. These attacks could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

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

We are and may in the future be subject to patent infringement and trademark claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry, and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. Companies and individuals may also be subject to criminal prosecution for trade secret theft under 18 U.S.C. section 1832. For example, we have been involved in litigation with Jawbone, as well as in a related federal criminal investigation concerning alleged theft of Jawbone’s trade secrets, which is described in Note 6 of the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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
•restrictions on international travel due to the COVID-19 pandemic;
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

Government regulations outside the United States have, and may continue to, become increasingly stringent and common. In the European Union, for example, the European Union Medical Device Regulation was published in 2017 and, when it enters into full force in 2020, will include significant additional pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions, and criminal sanctions. Future laws and regulations may have an adverse effect on us.

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

U.S. federal income tax reform and changes in other tax laws could adversely affect us.
In December 2017, U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act, was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits.
In March 2020, U.S. federal tax legislation named the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. Such legislation modified the 2017 Tax Act by, among other things, eliminating the limitation on the deduction of net operating losses to 80% of current year taxable income for tax years beginning before January

1, 2021, increasing the amount of interest expense that may be deducted from 30% to 50% of adjusted taxable income for tax years beginning in 2019 or 2020, and permitting the carryback of net operating losses incurred in tax years beginning in 2018-2020.
The 2017 Tax Act is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries. The long-term impact of the 2017 Tax Act, as modified by the CARES Act, on the overall economy, the industries in which we operate and our partners’ businesses still cannot be reliably predicted. There can be no assurance that the 2017 Tax Act, as modified by the CARES Act, will not negatively impact our future operating results. The estimated impact of the 2017 Tax Act, as modified by the CARES Act, is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the U.S., ongoing tax effects of the 2017 Tax Act, as modified by the CARES Act, are not expected to materially change our effective tax rate in future periods.
In addition, new legislation or regulations that could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments that could negatively impact our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as loss carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Accordingly, our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations, or by changes in the valuation of our deferred tax assets and liabilities. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes novel and conflicting interpretations by tax authorities of these jurisdictions.

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

Due to the nature of some of our wearable devices, some users have had in the past and may in the future experience skin irritations or other biocompatibility issues not uncommon with jewelry or other wearable products that stay in contact with skin for extended periods of time. There have been reports by some users of certain of our devices experiencing skin irritations. This negative publicity could harm sales of our products and also adversely affect our relationships with retailers that sell our products, including causing them to be reluctant to continue to sell our products. In addition, in the past, some of our users have filed personal injury lawsuits against us arising out of such claims relating to certain of our devices. While we do not believe that these lawsuits are material, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any proceedings arising from such claims, and these actions or other third-party claims against us may result in the diversion of our management’s time and attention from other aspects of our business and may cause us to incur substantial litigation or settlement costs. If large numbers of users experience these problems, we could be subject to enforcement actions or the imposition of significant monetary fines, other penalties, or proceedings by the CPSC or other U.S. or foreign regulatory agencies and face additional personal injury or class action litigation, any of which could have an adverse impact on our business, financial condition, and operating results.

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

As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we did not maintain effective controls over the accuracy of invoicing gross revenue for fiscal years 2018 and 2017. This represented a material weakness that did not result in the identification of any adjustments to our annual or interim consolidated financial statements. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified and implemented changes to our internal control over financial reporting to remediate the control deficiencies that led to this material weakness, and the material weakness was remediated as of December 31, 2019. However, we cannot provide assurance that remediation efforts will be sufficient to identify or prevent future material weaknesses, and the enhanced controls and procedures could require increased management time and attention and resources.

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

War, terrorism, geopolitical uncertainties, trade restrictions, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), natural disasters and other catastrophic events may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, and could disrupt supply or delivery of, or demand for, our products.

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

Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, changes in interest rates, or other factors. As a result, the value and liquidity of our cash, cash equivalents, and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents, and marketable securities, future fluctuations in their value could result in a significant realized loss, which could adversely affect our financial condition and operating results.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $2.81 to $51.90 through April 4, 2020. The trading prices of the securities of technology companies in general have been highly volatile, and since the outbreak of the COVID-19 pandemic, the price of many technology and other companies’ shares has fallen significantly. The extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is uncertain.

The market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•the COVID-19 pandemic and any associated economic downturn;
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We are currently subject to securities litigation, which is described in Note 6 of the “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. This or any future securities litigation could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

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

As of April 4, 2020, there were 266.8 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act, and various vesting agreements, as well as our insider trading policy.

In addition, as of April 4, 2020, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.3 million shares of Class A common stock and 11.3 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had restricted stock units, or RSUs, outstanding as of April 4, 2020 that may be settled for 24.7 million shares of Class A common stock. As of April 4, 2020, all of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of April 4, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

None.

Item 6. Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certification of Chief Executive Officer.					X
32.2#	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2020 is formatted in iXBRL.					X

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

FITBIT, INC.

Date:	May 7, 2020	/s/ Ronald W. Kisling
Ronald W. Kisling
Chief Financial Officer (Principal Financial and Accounting Officer)