Form 10-Q
period 2020-07-04
FITBIT, INC.
filed 2020-08-06
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2020
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

As of July 29, 2020, there were 242,126,620 shares of the registrant’s Class A common stock outstanding and 27,600,601 shares of the registrant’s Class B common stock outstanding.

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
•the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs through the anticipated closing of the Merger transaction with Google; and
•general market, political, economic and business conditions, including as may be impacted by the COVID-19 pandemic, and our ability to anticipate and respond to these conditions.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FITBIT, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 4, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$343,476	$334,479
Marketable securities	104,755	184,023
Accounts receivable, net	215,394	435,269
Inventories	65,371	136,752
Income tax receivable	26,753	573
Prepaid expenses and other current assets	31,829	28,656
Total current assets	787,578	1,119,752
Property and equipment, net	78,552	82,756
Operating lease right-of-use assets	65,579	70,225
Goodwill	64,812	64,812
Intangible assets, net	9,668	16,746
Deferred tax assets	26,017	4,111
Other assets	10,269	9,684
Total assets	$1,042,475	$1,368,086
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,726	$194,626
Accrued liabilities	358,288	513,530
Operating lease liabilities	21,687	23,511
Deferred revenue	32,589	32,307
Income taxes payable	1,448	636
Total current liabilities	493,738	764,610
Long-term deferred revenue	4,626	8,535
Long-term operating lease liabilities	61,410	67,902
Other liabilities	52,385	39,776
Total liabilities	612,159	880,823
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	27	26
Additional paid-in capital	1,153,520	1,126,827
Accumulated other comprehensive income	350	188
Accumulated deficit	(723,581)	(639,778)
Total stockholders’ equity	430,316	487,263
Total liabilities and stockholders’ equity	$1,042,475	$1,368,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Revenue	$261,272	$313,556	$449,430	$585,446
Cost of revenue	168,230	205,342	301,466	387,779
Gross profit	93,042	108,214	147,964	197,667
Operating expenses:
Research and development	83,733	70,919	165,322	147,958
Sales and marketing	65,470	83,060	122,431	151,676
General and administrative	35,049	24,865	77,090	51,557
Total operating expenses	184,252	178,844	364,843	351,191
Operating loss	(91,210)	(70,630)	(216,879)	(153,524)
Interest income, net	13	2,622	1,306	6,088
Other income, net	2,237	461	2,233	1,734
Loss before income taxes	(88,960)	(67,547)	(213,340)	(145,702)
Income tax expense (benefit)	15,137	971	(129,537)	2,281
Net loss	$(104,097)	$(68,518)	$(83,803)	$(147,983)
Net loss per share:
Basic	$(0.39)	$(0.27)	$(0.31)	$(0.58)
Diluted	$(0.39)	$(0.27)	$(0.31)	$(0.58)
Shares used to compute net loss per share:
Basic	267,872	256,160	266,742	254,659
Diluted	267,872	256,160	266,742	254,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net loss	(104,097)	(68,518)	$(83,803)	$(147,983)
Other comprehensive loss
Available-for-sale investments:
Change in unrealized gain on investments	117	167	162	329
Net change, net of tax	117	167	162	329

Comprehensive loss	$(103,980)	$(68,351)	$(83,641)	$(147,654)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three Months Ended July 4, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at April 4, 2020	266,806,999	$26	$1,140,280	$233	$(619,484)	$521,055
Issuance of common stock	2,777,381	1	544	—	—	545
Stock-based compensation expense	—	—	19,057	—	—	19,057
Taxes related to net share settlement of restricted stock units	—	—	(6,361)	—	—	(6,361)
Net loss	—	—	—	—	(104,097)	(104,097)
Other comprehensive income	—	—	—	117	—	117
Balance at July 4, 2020	269,584,380	$27	$1,153,520	$350	$(723,581)	$430,316

	Three Months Ended June 29, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at March 30, 2019	254,744,029	$25	$1,070,224	$96	$(398,532)	$671,813
Issuance of common stock	3,395,423	—	5,881	—	—	5,881
Stock-based compensation expense	—	—	20,424	—	—	20,424
Taxes related to net share settlement of restricted stock units	—	—	(4,223)	—	—	(4,223)
Net loss	—	—	—	—	(68,518)	(68,518)
Other comprehensive income	—	—	—	167	—	167
Balance at June 29, 2019	258,139,452	$25	$1,092,306	$263	$(467,050)	$625,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share amounts)
(unaudited)

	Six Months Ended July 4, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2019	264,883,426	$26	$1,126,827	$188	$(639,778)	$487,263
Issuance of common stock	4,700,954	1	1,002	—	—	1,003
Stock-based compensation expense	—	—	37,920	—	—	37,920
Taxes related to net share settlement of restricted stock units	—	—	(12,229)	—	—	(12,229)
Net loss	—	—	—	—	(83,803)	(83,803)
Other comprehensive income	—	—	—	162	—	162
Balance at July 4, 2020	269,584,380	$27	$1,153,520	$350	$(723,581)	$430,316

	Six Months Ended June 29, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2018	252,362,841	$25	$1,055,046	$(66)	$(319,067)	$735,938
Issuance of common stock	5,776,611	—	6,812	—	—	6,812
Stock-based compensation expense	—	—	41,093	—	—	41,093
Taxes related to net share settlement of restricted stock units	—	—	(10,645)	—	—	(10,645)
Net loss	—	—	—	—	(147,983)	(147,983)
Other comprehensive income	—	—	—	329	—	329
Balance at June 29, 2019	258,139,452	$25	$1,092,306	$263	$(467,050)	$625,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 4, 2020	June 29, 2019

Cash Flows from Operating Activities
Net loss	$(83,803)	$(147,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	6,045	48
Provision for excess and obsolete inventory	13,260	4,122
Depreciation	21,042	30,106
Non-cash lease expense	8,477	11,615
Accelerated depreciation of property and equipment	626	170
Amortization of intangible assets	7,078	4,121
Stock-based compensation	39,497	41,091
Deferred income taxes	(21,819)	134
Other	324	162
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	213,830	155,561
Inventories	56,544	(41,183)
Prepaid expenses and other assets	(5,753)	14,416
Income taxes receivable	(26,180)	(409)
Accounts payable	(123,657)	(100,517)
Accrued liabilities and other liabilities	(141,269)	(97,964)
Lease liabilities	(10,900)	(13,577)
Deferred revenue	(3,627)	(3,475)
Income taxes payable	813	(514)
Net cash used in operating activities	(49,472)	(144,076)
Cash Flows from Investing Activities
Purchase of property and equipment	(8,550)	(10,827)
Purchases of marketable securities	(59,735)	(220,495)
Sales of marketable securities	—	2,016
Maturities of marketable securities	139,365	239,429
Net cash provided by investing activities	71,080	10,123
Cash Flows from Financing Activities
Payment of financing lease liability	(1,384)	(937)
Proceeds from issuance of common stock	1,002	6,812
Taxes paid related to net share settlement of restricted stock units	(12,229)	(10,649)
Net cash used in financing activities	(12,611)	(4,774)
Net increase (decrease) in cash and cash equivalents	8,997	(138,727)
Cash and cash equivalents at beginning of period	334,479	473,956
Cash and cash equivalents at end of period	$343,476	$335,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended July 4, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 91 days in each of the three months ended July 4, 2020 and June 29, 2019.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The primary estimates and assumptions made by management are related to revenue recognition, reserves for sales returns and incentives, reserves for warranty, valuation of stock-based awards, fair value of derivative assets and liabilities, allowance for credit losses, inventory valuation, fair value of goodwill and acquired tangible and intangible assets and liabilities assumed during acquisitions, the recoverability of intangible assets and their useful lives, contingencies, and income taxes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

Google Acquisition

On November 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google LLC, a Delaware limited liability company (“Google”), and Magnoliophyta Inc., a Delaware corporation and wholly owned subsidiary of Google (the “Merger Sub”). Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, the Merger Sub will merge with and into the Company, and the Company will become a wholly owned subsidiary of Google (the “Merger”). If the Merger is completed, Google will acquire all the shares of the Company’s Class A common stock and Class B common stock (together, the “Shares”) for $7.35 per share in cash, without interest (the “Merger Consideration”). All Shares underlying vested stock options and vested stock-based awards will be converted into the right to receive the Merger Consideration (or, in the case of stock options, the difference between the Merger Consideration and the applicable per share exercise price), less any applicable tax withholdings. Unvested stock options and stock-based awards will generally be converted into cash-based awards with an equivalent value based on the Merger Consideration and vesting schedule. Completion of the Merger is subject to customary closing conditions, including approval by the expiration or termination of any waiting periods or receipt of any requisite consents under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval under the antitrust laws of the European Union and other jurisdictions agreed by the parties, and satisfaction of other closing conditions. On August 4, 2020, the European Commission announced it has initiated a Phase II review of the transaction. The duration of a Phase II review cannot be foreseen with certainty. While we still expect to secure the necessary regulatory approvals and to close the transaction in 2020, the time frame may extend beyond that. The Merger was approved by the Company’s stockholders on January 3, 2020.

Risks and Uncertainties for COVID-19

The recent outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, adversely impacted our business in the first half of 2020. The pandemic and associated containment measures have caused disruptions in the development, manufacture, shipment, and sales of our products. During

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
the first half of 2020, the Company’s operating results were negatively impacted by decreased retail activity and retail store closures due to COVID-19. Operating results were also impacted by additional reserves for product returns, rebates and promotions, and price protection on certain products, primarily as a result of declining demand due to COVID-19. Additionally, operating results were impacted by allowances for credit losses as a result of COVID-19 and its potential impact.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	July 4, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$241,249	$—	$—	$241,249
U.S. government agencies	—	24,083	—	24,083
Corporate debt securities	—	80,672	—	80,672
Total	$241,249	$104,755	$—	$346,004
Liabilities:
Contingent consideration	$—	$—	$1,889	$1,889
Total	$—	$—	$1,889	$1,889

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$107,708	$—	$—	$107,708
U.S. government agencies	—	77,364	—	77,364
Corporate debt securities	—	207,137	—	207,137
Total	$107,708	$284,501	$—	$392,209
Liabilities:
Contingent consideration	$—	$—	$1,889	$1,889
Derivative liabilities	—	748	—	748
Total	$—	$748	$1,889	$2,637

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

There were no Level 3 assets as of July 4, 2020 and December 31, 2019. The Company's Level 3 liabilities measured and recorded on a recurring basis as of July 4, 2020 and December 31, 2019 consist of contingent consideration related to an acquisition. Subsequent changes in the fair value of this obligation will be recorded within the Company’s consolidated statements of operations. The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. There were no transfers between fair value measurement levels during the three and six months ended July 4, 2020 and June 29, 2019.

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

The following table sets forth cash, cash equivalents, and marketable securities as of July 4, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$102,227	$—	$—	$102,227	$102,227	$—
Money market funds	241,249	—	—	241,249	241,249	—
U.S. government agencies	24,016	67	—	24,083	—	24,083
Corporate debt securities	80,454	220	(2)	80,672	—	80,672
Total	$447,946	$287	$(2)	$448,231	$343,476	$104,755

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$126,293	$—	$—	$126,293	$126,293	$—
Money market funds	107,708	—	—	107,708	107,708	—
U.S. government agencies	77,316	48	—	77,364	30,375	46,989
Corporate debt securities	207,063	85	(11)	207,137	70,103	137,034
Total	$518,380	$133	$(11)	$518,502	$334,479	$184,023

The gross unrealized gains or losses on marketable securities as of July 4, 2020 and December 31, 2019 were not material. There were no available-for-sale investments as of July 4, 2020 and December 31, 2019 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	July 4, 2020	December 31, 2019

Due in one year	$104,755	$173,827
Due in one to two years	—	10,196
Total	$104,755	$184,023

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

Balance Sheet Hedges

The Company may enter into foreign exchange contracts to hedge certain monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value, do not qualify for hedge accounting treatment, and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense), net, and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities.

The Company had no outstanding balance sheet hedges as of July 4, 2020, and outstanding balance sheet hedges with a total notional amount of $83.4 million as of December 31, 2019.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		July 4, 2020		December 31, 2019
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Hedges not designated	Prepaid expenses and other current assets	$—	$—	$—	$—
Hedges not designated	Accrued liabilities	—	—	—	748
Total fair value of derivative instruments		$—	$—	$—	$748

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
	Income Statement Location	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income, net	$—	$(115)	$3,077	$(474)

As of July 4, 2020, there were no net derivative gains related to the Company’s cash flow hedges to be reclassified from other comprehensive income (“OCI”) into revenue within the next 12 months.

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

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of July 4, 2020 and December 31, 2019 (in thousands):

July 4, 2020
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$—	$—	$—	$—	$—	$—
Foreign exchange contracts liabilities	—	—	—	—	—	—

December 31, 2019
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts assets	$—	$—	$—	$—	$—	$—
Foreign exchange contracts liabilities	748	—	748	—	—	748

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Changes in the total short-term and long-term deferred revenue balances were as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 4, 2020	July 4, 2020

Beginning balances	$38,642	$40,842
Deferral of revenue	12,166	24,264
Recognition of deferred revenue	(13,593)	(27,891)
Ending balances	$37,215	$37,215

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

Beginning balances	$77,241	$75,998	$101,326	$104,001
Increases (1)	32,601	45,866	65,705	77,125
Returns taken	(27,991)	(46,820)	(85,180)	(106,082)
Ending balances	$81,851	$75,044	$81,851	$75,044

(1)Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

        Inventories

Inventories consisted of the following (in thousands)

	July 4, 2020	December 31, 2019

Components	$656	$5,397
Finished goods	64,715	131,355
Total inventories	$65,371	$136,752

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 4, 2020	December 31, 2019

Prepaid expenses	$10,990	$11,219
Tariff receivable	6,032	—
Prepaid marketing	3,344	3,347
Other	11,463	14,090
Total prepaid expenses and other current assets	$31,829	$28,656

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	July 4, 2020	December 31, 2019

Tooling and manufacturing equipment	$116,368	$103,177
Furniture and office equipment	20,755	19,922
Purchased and internally-developed software	29,454	27,424
Leasehold improvements	60,178	59,926
Total property and equipment	226,755	210,449
Less: Accumulated depreciation and amortization	(148,203)	(127,693)
Property and equipment, net	$78,552	$82,756

Total depreciation expense related to property and equipment, net was $10.5 million and $16.7 million for the three months ended July 4, 2020 and June 29, 2019, respectively, and $21.0 million and $30.1 million for the six months ended July 4, 2020 and June 29, 2019, respectively.

Goodwill and Intangible Assets, Net

The carrying amount of goodwill was $64.8 million as of July 4, 2020 and December 31, 2019.

The carrying amounts of the intangible assets as of July 4, 2020 and December 31, 2019 were as follows (in thousands):

	July 4, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$37,813	$(28,145)	$9,668	$37,813	$(23,910)	$13,903
Customer relationships	3,918	(3,918)	—	3,790	(991)	2,799
Trademarks and other	1,150	(1,150)	—	1,278	(1,234)	44
Total intangible assets, net	$42,881	$(33,213)	$9,668	$42,881	$(26,135)	$16,746

Total amortization expense related to intangible assets was $3.0 million and $2.0 million for the three months ended July 4, 2020 and June 29, 2019, respectively, and $7.1 million and $4.1 million for the six months ended July 4, 2020 and June 29, 2019, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after July 4, 2020 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2020	$2,518	$252	$2,770
2021	5,037	56	5,093
2022	1,488	56	1,544
2023	—	56	56
2024	—	56	56
Thereafter	—	149	149
Total finite-lived intangible assets, net	$9,043	$625	$9,668

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	July 4, 2020	December 31, 2019

Accrued sales incentives	$86,856	$156,839
Sales returns reserve	81,851	101,326
Product warranty	44,934	52,403
Employee-related liabilities	43,854	37,355
Accrued co-op advertising and marketing development funds	20,291	40,689
Accrued manufacturing expense and freight	18,579	35,112
Accrued research and development	16,015	19,232
Accrued sales and marketing	11,401	26,781
Accrued legal settlements and fees	10,866	8,854
Sales taxes and VAT payable	8,621	19,603
Inventory received but not billed	5,376	1,669
Finance lease liabilities	—	1,384
Derivative liabilities	—	748
Other	9,644	11,535
Accrued liabilities	$358,288	$513,530

Product warranty reserve activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

Beginning balances	$48,851	$48,034	$52,403	$45,605
Charged to cost of revenue	7,356	8,990	14,330	17,228
Changes related to pre-existing warranties	(1,782)	(2,074)	(754)	2,673
Settlement of claims	(9,491)	(9,690)	(21,045)	(20,246)
Ending balances	$44,934	$45,260	$44,934	$45,260

5.    Leases

The Company leases its principal facilities located in San Francisco, California. The Company also leases office space in various locations. Both the Company’s principal facilities and leases in various locations have expiration dates between 2020 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company’s leases are primarily accounted for as operating leases. Operating lease ROU assets and short-term and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities. The Company has no leases that have not yet commenced as of July 4, 2020.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Total lease cost consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

Finance lease costs:
Amortization of ROU assets	$109	$1,078	$278	$1,651
Interest on lease liabilities	—	—	—	—
Operating lease costs(1)	6,505	3,410	13,148	10,984
Variable lease costs	1,765	1,330	2,656	2,645
Sublease income	(369)	(1,665)	(967)	(3,631)
Total lease costs	$8,010	$4,153	$15,115	$11,649
(1) includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,384	$340	$1,384	$937
Operating cash flows from finance leases	—	—	—	—
Operating cash flows from operating leases	6,390	8,526	12,929	14,038

ROU assets obtained in exchange for lease obligations:
Finance lease liabilities	$—	$—	$1,384	$—
Operating lease liabilities	—	—	4,497	288

Supplemental balance sheet information related to leases was as follows (in thousands):

	July 4, 2020	December 31, 2019

Finance leases:
Other assets	$—	$1,384

Accrued liabilities	$—	$1,384

Operating leases:
Operating lease ROU assets	$65,579	$70,225

Operating lease liabilities	$21,687	$23,511
Long-term operating lease liabilities	61,410	67,902
Total operating lease liabilities	$83,097	$91,413

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Weighted-average lease terms and discount rates are as follows:

	July 4, 2020	December 31, 2019

Weighted-average remaining lease terms (in years):
Finance leases	—	0.5
Operating leases	3.8	4.2

Weighted-average discount rates:
Finance leases	—%	—%
Operating leases	5.5%	5.5%

Maturities of lease liabilities as of July 4, 2020 were as follow (in thousands):

Operating Leases
Remaining 2020	$24,938
2021	25,165
2022	24,276
2023	21,588
2024	2,204
Thereafter	—
Total minimum lease payments	$98,171
Less: amount representing interest	(15,074)
Total lease liabilities	$83,097

6.    Commitments and Contingencies

Purchase Commitments
The aggregate amount of open purchase orders as of July 4, 2020 was approximately $381.7 million. Of the aggregate amount, $161.9 million related to the Company’s migration to a third-party hosting provider, of which $13.4 million was accrued for as of July 4, 2020. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduces forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of July 4, 2020, $11.0 million was accrued for such liabilities to contract manufacturers.

Letters of Credit

As of July 4, 2020 and December 31, 2019, the Company had outstanding letters of credit of $24.6 million and $24.6 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

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

During 2016 and 2017, seven derivative lawsuits were filed in various federal courts and in the Delaware Court of Chancery naming the Company as nominal plaintiff and certain of the Company’s officers and directors as defendants. The federal cases are all stayed. The three cases filed in the Delaware Court of Chancery were consolidated and a second amended complaint was filed in which plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the Company’s initial public offering and/or a secondary offering. On April 26, 2017, the Company filed a motion to dismiss the Delaware cases for failure to state a claim. On December 14, 2018, the court denied the motion to dismiss. The Company filed a motion for interlocutory appeal, which was denied on January 14, 2019. The Company then filed a Notice of Appeal in the Delaware Supreme Court, which was denied on January 30, 2019. On February 10, 2020, the parties agreed to a settlement of all of the derivative lawsuits, and the fairness hearing for final approval of the settlement has been scheduled for October 27, 2020.

Securities Litigation II. On November 1, 2018, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint alleges violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) arising out of alleged materially false and misleading statements about the Company’s guidance for the fourth quarter of 2016 and full fiscal year 2016 that was provided during the third and fourth quarters of 2016. On November 15, 2018, a second putative securities class action was filed in the same court alleging similar claims against the same defendants. On April 25, 2019, the two actions were consolidated, and a consolidated amended class action complaint was filed on June 24, 2019. The consolidated complaint also alleges violations of Sections 10(b) and 20 of the Exchange Act against the Company and certain officers relating to the Company’s 2016 guidance, on behalf of a putative class of stockholders who purchased Fitbit stock from August 2, 2016

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
through January 30, 2017. Plaintiffs seek class certification, unspecified compensatory damages, and reasonable costs and expenses including attorneys’ fees. On August 23, 2019, the Company filed a motion to dismiss. On March 23, 2020, the court granted the motion to dismiss with leave to amend. On April 28, 2020, the court entered judgment after plaintiffs indicated that they did not intend to file an amended complaint. Plaintiffs filed a notice of appeal of the judgment to the United States Court of Appeals for the Ninth Circuit on May 27, 2020.
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

On December 10, 2019, Philips North America and Koninklijke Philips filed a complaint for patent infringement in the International Trade Commission (“ITC”) naming Fitbit, Garmin International, Inc., Garmin USA, Inc., Garmin Ltd., d/b/a Garmin Switzerland GmbH, Ingram Micro Inc., Maintek Computer (Suzhou) Co., Ltd., and Inventec Appliances (Pudong) as proposed respondents. The complaint asserts that all proposed respondents infringe U.S. Patent Nos. 7,845,228, 9,820,698, and 9,717,464 (the “ITC Patents”), and requests that the ITC institute an investigation and thereafter issue a limited exclusion order and cease and desist orders. On January 10, 2020, the ITC instituted the investigation, titled “In the Matter of Certain Wearable Monitoring Devices, Systems, and Components Thereof.” An evidentiary hearing is scheduled for October 19 through October 23, the initial determination is due by February 4, 2021, and the target date for completion of the investigation is June 4, 2021.

On April 2, 2020, the Company filed a complaint for declaratory judgment against Koninklijke Philips in the U.S. District Court for the Northern District of California requesting that the court declare that Fitbit’s products do not infringe the ITC Patents. On July 9, 2020, the court ordered that the case be transferred to the U.S. District Court for the District of Massachusetts following a motion filed by Koninklijke Philips.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
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

7.    Stockholders’ Equity

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan upon the effectiveness of the 2015 Plan. However, any outstanding stock options and restricted stock units (“RSUs”) granted under the 2007 Plan remain subject to the terms of the 2007 Plan. As of July 4, 2020, 32.6 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
Stock Options

Stock option activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
Balance—December 31, 2019	12,871	$3.51
Granted	—	$—
Exercised	(857)	$1.17
Forfeited or canceled	(87)	$6.67
Balance—July 4, 2020	11,927	$3.65	$35,551

Stock options vested and expected to vest—July 4, 2020	11,927	$3.65	$35,551
Stock options exercisable—July 4, 2020	11,927	$3.65	$35,551

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of July 4, 2020 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $6.29 as of July 4, 2020.

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2019	18,932	$5.68
Granted	9,661	$6.41
Vested	(5,755)	$6.26
Forfeited or canceled	(601)	$5.81
Unvested balance—July 4, 2020	22,237	$5.85

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Cost of revenue	$2,033	$1,521	$4,212	$2,951
Research and development	11,442	11,892	22,561	23,880
Sales and marketing	2,899	3,175	5,674	6,313
General and administrative	3,396	3,959	7,050	7,947
Total stock-based compensation expense	$19,770	$20,547	$39,497	$41,091

As of July 4, 2020, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $115.8 million, which the Company expects to recognize over an estimated weighted average period of 2.0 years.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three and six months ended July 4, 2020, the Company recorded an expense for income taxes of $15.1 million and a benefit for income taxes of $129.5 million, respectively, for an effective tax rate of (17.0)% and 60.7%, respectively. The effective tax rate for the three and six months ended July 4, 2020 was different than the statutory federal tax rate primarily due to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which enables the Company to carry back current year, 2018 and 2019 net operating losses into prior taxable periods. As a result, the Company released valuation allowance on deferred tax assets related to those net operating losses that can be carried back and benefited in the prior years at the U.S. tax rate of 35%. The tax expense for the three months ended July 4, 2020 was primarily from a true-up to the tax benefit recorded in the first quarter of 2020 for the carryback of net operating losses due to additional guidance released by the Internal Revenue Service in the second quarter of 2020.

For the three and six months ended June 29, 2019, the Company recorded an expense for income taxes of $1.0 million and $2.3 million, respectively, for an effective tax rate of (1.4)% and (1.5)%, respectively. The effective tax rate for the three and six months ended June 29, 2019 was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. and certain of its foreign deferred tax assets, the mix of income/ losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

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

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items (“Ordinary” income), for the reporting period. The Company anticipates that some of the net operating losses generated in 2020 can be carried back to prior taxable years, and recognizes the benefit in its annual effective tax rate. The Company has also recorded the tax benefit of carrying back 2018 and 2019 net operating losses as a discrete tax benefit. The Company will continue to evaluate the potential impact of the CARES Act.

The U.S. Treasury Department has adopted regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding these regulations, which reversed the prior decision of the U.S. Tax Court. On November 12, 2019, the Ninth Circuit Court of Appeals denied the plaintiff’s request for an en banc rehearing. The plaintiff filed a petition for a writ of certiorari in the U.S. Supreme Court on February 10, 2020. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari in the Altera v. Commissioner case. The actions of the U.S. Supreme Court did not have a material impact on the Company’s consolidated financial statements.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes,” which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of July 4, 2020, the Company maintains a valuation allowance against all of its U.S. deferred tax assets and against certain of its foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

As of July 4, 2020, the total amount of gross unrecognized tax benefits was $78.8 million, of which $41.8 million would affect the effective tax rate if recognized. The Company did not have any tax positions as of July 4, 2020 which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
9.    Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Numerator:
Net loss	$(104,097)	$(68,518)	$(83,803)	$(147,983)

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	267,872	256,160	266,742	254,659
Effect of dilutive securities	—	—	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	267,872	256,160	266,742	254,659
Net loss per share:
Basic	$(0.39)	$(0.27)	$(0.31)	$(0.58)
Diluted	$(0.39)	$(0.27)	$(0.31)	$(0.58)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019

Stock options to purchase common stock	11,927	15,594	11,927	15,684
RSUs	22,237	20,712	22,237	22,357
Warrant	230	230	230	230
Diluted impact of Employee Stock Purchase Plan	—	1,354	—	1,321
Total	34,394	$37,890	34,394	39,592

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors that accounted for equal to or greater than 10% of total revenue for the three and six months ended July 4, 2020 and June 29, 2019 were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
C	13%	11%	12%	*
* Represents less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at July 4, 2020 and December 31, 2019 were as follows:

	July 4, 2020	December 31, 2019
C	17%	18%
D	*	11
E	*	10

        * Represents less than 10%.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
United States	$164,729	$180,862	$266,768	$315,953
Americas excluding United States	10,455	19,178	21,198	34,505
Europe, Middle East, and Africa	72,375	87,563	129,381	174,661
Asia Pacific	13,713	25,953	32,083	60,327
Total	$261,272	$313,556	$449,430	$585,446

As of July 4, 2020 and December 31, 2019, long-lived assets, which represent property and equipment, located outside the United States were $28.9 million and $27.9 million, respectively.

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

Overview

The Fitbit platform combines wearable devices with software and services to give our users tools to help them reach their health and fitness goals, augmented by general purpose features that add further utility and drive user engagements. Our wearable devices enable users to view data about their daily activity, exercise, and sleep in real time. Today, most of our revenue comes from the sale of wearable devices, including both trackers and smartwatches. Our products are available in over 100 countries worldwide through a variety of channels, including retail stores, retailer websites, and Fitbit.com, and through Fitbit Health Solutions.

On November 1, 2019, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Google LLC, or Google, pursuant to which Google has agreed to acquire us for $7.35 per share in cash, valuing us at a fully diluted equity value of approximately $2.1 billion. Under the terms of, and subject to the conditions specified in, the Merger Agreement, we will become a wholly owned subsidiary of Google (the “Merger”). The Merger was approved by our stockholders on January 3, 2020. The Merger is subject to customary closing conditions, including regulatory approvals. The duration of regulatory approvals cannot be foreseen with certainty. While the Merger is expected to close in 2020, the time frame may extend beyond that. The Merger Agreement may be terminated by mutual agreement of the parties or by either us or Google under specified conditions. We will be required to pay Google a termination fee of $80 million in certain circumstances, such as a material, uncured breach of our obligations under the Merger Agreement, and Google will be required to pay us a termination fee of $250 million in certain circumstances related to a failure to obtain regulatory approvals or the existence of a restraint arising under the antitrust laws.

Our business during the first half of 2020 was negatively affected by the outbreak of the novel coronavirus COVID-19. As discussed further below, we expect the COVID-19 pandemic and associated mitigation efforts to continue to negatively impact our results in 2020, although the nature and extent will depend on future developments that are evolving and highly uncertain. We remain committed to our mission to empower and inspire people to live healthier, more active lives, while prioritizing the health and safety of our workforce.

In the first half of 2020, we focused on adding additional offerings for users looking to manage their overall health. In the first quarter of 2020, we introduced Fitbit Charge 4, which innovates on our Charge family of trackers with built-in GPS. We also introduced Active Zone MinutesTM on Fitbit Charge 4, a new personalized metric based on a user’s resting heart rate and age, which tracks and measures the time users spend in each heart rate zone to help them work toward a weekly goal. Additionally, we added more content to Fitbit Premium, our paid subscription service offering personalized health insights, guidance, advanced sleep tools, customized programs, mindfulness content, and over 200 workouts from various brands. To help support our users during the COVID-19 pandemic, in the first quarter of 2020, we announced a 90-day free trial for new Fitbit Premium users.

Acquiring customers through the sale of our devices increases the size of our community of users and also increases the potential for future demand for devices and other monetization opportunities, such as software services or coaching revenue. While software revenue continued to be immaterial in the first half of 2020, we believe a growing community of active users provides an opportunity to introduce or further develop software services for our community in the future. We continue to focus on growing our Fitbit Health Solutions channel, which delivers health and wellness solutions for employers, health plans, and health systems and provides an opportunity to drive demand for our devices and software services. Revenue from the Fitbit Health Solutions channel was approximately 10% of total revenue in the first half of 2020.

For the full year 2020, we expect devices sold and revenue to decline compared to full year 2019 primarily as a result of the impact of the COVID-19 pandemic discussed further below, as well as due to the timing of our new product launches. We expect smartwatches to grow as a percentage of revenue compared to the prior year. We expect growth in our higher margin Fitbit Premium and Fitbit Health Solutions revenue streams in 2020 compared to 2019. We expect research and development expenses to increase for the full year 2020 over 2019 as we increase our investment into the expanding wearable device market, which we anticipate will be partially offset by a projected decrease in sales and marketing and general and administrative expenses, with the exception of higher costs related to the Merger Agreement with Google.

Impact of COVID-19

The recent outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, adversely impacted our business in the first half of 2020. The pandemic and associated containment measures have caused disruptions in the development, manufacture, shipment, and sales of our products. Such disruptions have been due primarily to temporary closures of our facilities, those of our customers and retailers who sell our products, and those of our contract manufacturers and other supply chain vendors; difficulties in transporting goods and materials; restrictions on travel; and quarantines, stay-at-home orders, and social distancing guidelines in effect in many of the regions in which we operate. In addition, the COVID-19 pandemic and related mitigation efforts have disrupted the economies of the United States and numerous other countries, which is impacting consumer sentiment and discretionary spending.

We have temporarily closed our headquarters in San Francisco, California and other facilities worldwide to protect the health of our employees. We have implemented a work-from-home policy for the majority of our global workforce and we are severely restricting business travel, in light of the recommendations or requirements of government authorities. The costs to implement our work-from-home policy during the first half of 2020 were not material. We will continue to monitor the situation to determine suitable actions, which may vary by location. For example, we may adapt or extend our work-from-home policy beyond what is required by government authorities as we believe to be appropriate for the health and safety of our workforce or in our best interests, although such actions could adversely impact the efficiency and effectiveness of our organization.

During the first half of 2020, our operating results were negatively impacted by decreased retail activity and retail store closures due to COVID-19, which was partially offset by increased revenue from our direct channel, Fitbit.com. Operating results were also impacted by additional reserves for product returns, rebates and promotions, and price protection on certain products, primarily as a result of declining demand due to COVID-19. Additionally, operating results were impacted by allowances for credit losses as a result of COVID-19 and its potential impact.

The current circumstances are dynamic and unprecedented, and the impacts of the COVID-19 pandemic on our business operations, including the duration and severity of the effect on overall consumer demand, are highly uncertain and cannot be predicted. However, these impacts have had, and we expect will continue to have, a significant adverse effect on our operations, revenue, liquidity, financial conditions, and financial results. The impact will depend largely on future developments, including the duration and severity of the pandemic; potential resurgence(s) of COVID-19 in the future; the effectiveness of actions taken by governments, businesses, and individuals in response to COVID-19; the stability of capital and financial markets; and how quickly and to what extent economic and operating conditions that pre-dated the pandemic can resume.

We are focused on preserving our liquidity and managing our cash flow through the financial challenges presented by COVID-19 by reducing our discretionary spending, closely managing inventory levels, and reducing marketing spend. While we have been significantly impacted by the current COVID-19 pandemic, we believe, based on our current forecasts, that we have sufficient liquidity to meet our working capital and capital expenditure needs through the anticipated closing of the Merger with Google. If the transaction were to be materially delayed or fail to close, or if revenues were to be materially below our forecasts, we would likely need to raise additional funds, which we may not be able to do on favorable terms or at all. We have received various tax benefits from the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) recently adopted in the United States, as described in Note 8 of the Notes to Condensed Consolidated Financial Statements and below in the section titled “Components of our Operating Results” under “Income Tax Expense (Benefit).” For further information regarding the impact of COVID-19 on our business, please see the below discussion under “Operating Results” and Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

Financial Highlights

The following are financial highlights for the three and six months ended July 4, 2020 and June 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Revenue	$261,272	$313,556	$449,430	$585,446
Net loss	$(104,097)	$(68,518)	$(83,803)	$(147,983)
Adjusted EBITDA	$(31,781)	$(30,830)	$(107,337)	$(74,016)
Devices sold	2,463	3,529	4,640	6,459

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

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement. A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device. In the three and six months ended July 4, 2020, 43.8% and 41.7%, respectively, of Activations came from Repeat Users, with Re-Activated Users representing 58.7% and 56.7%, respectively, of those Repeat Users. The number of Activations from Repeat Users and the number of Re-Activated Users for any period is measured promptly after the measurement period and is not updated.

We believe that the Activations metric is a potential indicator of repeat purchase behavior but not a guarantee of repeat purchase behavior. Actual repeat purchase behavior may depend on a number of factors, including but not limited to our ability to anticipate and satisfy consumer preferences.

Active Users

We grow our community of users through device sales and investment in software to drive engagement. We define an active user as a registered Fitbit user who, within the three months prior to the date of measurement, has (a) an active Fitbit Premium or Fitbit Coach subscription, (b) paired a wearable device or Aria scale with his or her Fitbit account, or (c) logged at least 100 steps with a wearable device or a weight measurement using an Aria scale. Active users can be new users who joined the community during the past 90 days, existing users who have remained active, or previously active users who were inactive for 90 days or greater, if they meet the preceding definition of an active user. The active user number includes users who have downloaded our mobile apps without purchasing any of our wearable devices for users who have downloaded free versions of Fitbit Premium but are not subscribers to its paid premium offerings.

Adjusted EBITDA

To supplement our condensed consolidated financial statements presented in accordance with U.S. GAAP, we monitor and consider adjusted EBITDA, which is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

We define adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, depreciation, intangible assets amortization, acquisition-related costs, the impact of restructuring, interest income, net, and income tax expense (benefit).

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

The following table presents a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net loss	(104,097)	(68,518)	(83,803)	(147,983)
Stock-based compensation expense	19,770	20,547	39,497	41,091
Acquisition-related costs	23,920	—	39,692	—
Restructuring	—	—	—	2,458
Depreciation and intangible assets amortization	13,502	18,792	28,120	34,225
Interest income, net	(13)	(2,622)	(1,306)	(6,088)
Income tax expense (benefit)	15,137	971	(129,537)	2,281
Adjusted EBITDA	$(31,781)	$(30,830)	$(107,337)	$(74,016)

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

The following table presents a reconciliation of net cash used in operating activities to non-GAAP free cash flow (in thousands):

	Six Months Ended
	July 4, 2020	June 29, 2019
Net cash used in operating activities	$(49,472)	$(144,076)
Purchase of property and equipment	(8,550)	(10,827)
Non-GAAP free cash flow	$(58,022)	$(154,903)
Net cash provided by investing activities	$71,080	$10,123
Net cash used in financing activities	$(12,611)	$(4,774)

Components of our Operating Results

Revenue

We have three sources of revenue: consumer device revenue, Fitbit Health Solutions revenue, and consumer non-device revenue. The vast majority of our total revenue comes from the sale of wearable devices through the retail, direct, and Fitbit Health Solutions channels. Within the Fitbit Health Solutions channel, revenue is composed of devices, services, and software, with most of our revenue driven by device sales. Consumer non-device revenue represents a small portion of total revenue, primarily from our subscription-based Fitbit Premium services.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs, write-downs of excess and obsolete inventory, platform fees associated with non-device revenue, amortization of developed technology intangible assets acquired, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

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

The U.S. Treasury Department has adopted regulations requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation in proportion to the economic activity of the related parties. On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner upholding these regulations, which reversed the prior decision of the U.S. Tax Court. On November 12, 2019, the Ninth Circuit Court of Appeals denied the plaintiff’s request for an en banc rehearing. The plaintiff filed a petition for a writ of certiorari in the U.S. Supreme Court on February 10, 2020. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari in the Altera v. Commissioner case. The actions of the U.S. Supreme Court did not have a material impact on our consolidated financial statements.

Operating Results

The following tables set forth the components of our condensed consolidated statements of operations for each of the periods presented and as a percentage of our revenue for those periods (in thousands, except percentages). The period-to-period comparison of operating results is not necessarily indicative of results for future periods.

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Consolidated Statements of Operations Data:
Revenue	$261,272	$313,556	$449,430	$585,446
Cost of revenue(1)	168,230	205,342	301,466	387,779
Gross profit	93,042	108,214	147,964	197,667
Operating expenses:
Research and development(1)	83,733	70,919	165,322	147,958
Sales and marketing(1)	65,470	83,060	122,431	151,676
General and administrative(1)	35,049	24,865	77,090	51,557
Total operating expenses	184,252	178,844	364,843	351,191
Operating loss	(91,210)	(70,630)	(216,879)	(153,524)
Interest income, net	13	2,622	1,306	6,088
Other income, net	2,237	461	2,233	1,734
Loss before income taxes	(88,960)	(67,547)	(213,340)	(145,702)
Income tax expense (benefit)	15,137	971	(129,537)	2,281
Net loss	$(104,097)	$(68,518)	$(83,803)	$(147,983)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Stock-Based Compensation Expense:
Cost of revenue	$2,033	$1,521	$4,212	$2,951
Research and development	11,442	11,892	22,561	23,880
Sales and marketing	2,899	3,175	5,674	6,313
General and administrative	3,396	3,959	7,050	7,947
Total stock-based compensation expense	$19,770	$20,547	$39,497	$41,091

	Three Months Ended		Six Months Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	64	65	67	66
Gross profit	36	35	33	34
Operating expenses:
Research and development	32	23	37	25
Sales and marketing	25	26	27	26
General and administrative	13	8	17	9
Total operating expenses	71	57	81	60
Operating loss	(35)	(23)	(48)	(26)
Interest income, net	—	1	—	1
Other income, net	1	—	—	—
Loss before income taxes	(34)	(22)	(47)	(25)
Income tax expense (benefit)	6	—	(29)	—
Net loss	(40)%	(22)%	(19)%	(25)%

Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 4, 2020	June 29, 2019	$	%	July 4, 2020	June 29, 2019	$	%
Revenue	$261,272	$313,556	$(52,284)	(17)%	$449,430	$585,446	$(136,016)	(23)%

Revenue decreased $52.3 million, or 17%, to $261.3 million for the three months ended July 4, 2020, from $313.6 million for the three months ended June 29, 2019, primarily as a result of decreased retail activity and retail store closures due to COVID-19. The decrease in retail revenue was partially offset by an increase in revenue from our direct channel, Fitbit.com, which increased 102% to $65.8 million, or 25% of revenue, in the three months ended July 4, 2020, compared to $32.5 million, or 10% of revenue, in the same period in 2019. As a result of the increased revenue from our direct channel, which experiences fewer discounts and returns, and fewer promotions compared to the prior year, average selling price increased by 16% to $100 for the second quarter of 2020, from $86 in the second quarter of 2019. As a result of fewer new product introductions, or NPIs, in 2020 compared to 2019, revenue from NPIs decreased to $184.8 million, or 71% of revenue, in the second quarter of 2020, from $213.1 million, or 68% of revenue, during the second quarter of 2019. Total devices sold decreased 30% year over year, to 2.5 million devices sold in the second quarter of 2020, from 3.5 million devices sold during the same period in 2019. Sales of our trackers decreased to 56% of revenue for the second quarter of 2020 from 60% of revenue for the same period in 2019, while demand for our smartwatches increased to 40% of revenue for the second quarter of 2020 from 39% of our revenue in the same period in 2019.

Revenue decreased $136.0 million or 23%, to $449.4 million for the six months ended July 4, 2020, from $585.4 million for the six months ended June 29, 2019, primarily as a result of decreased retail activity and retail store closures due to COVID-19. The decrease in retail revenue was partially offset by an increase in revenue from our direct channel, Fitbit.com, which increased 44% to $89.0 million, or 20% of revenue, in the six months ended July 4, 2020, compared to $61.6 million, or 11% of revenue, in the same period in 2019. As a result of the increased revenue from our direct channel, which experiences fewer discounts and returns, and fewer promotions compared to the prior year, average selling price increased by 3% to $91 for the first half of 2020, from $88 for the first half of 2019. The increase in average selling price was partially offset by additional reserves for COVID-19 and its potential impact. As a result of fewer product introductions, revenue from NPIs decreased to $297.7 million, or 66% of revenue, during the first half of 2020, from $395.1 million, or 67% of revenue, during the first half of 2019. Total devices sold decreased 28% year over year, to 4.6 million devices sold in the first half of 2020, from 6.5 million devices sold during the same period in 2019. Sales of our trackers decreased to 50% of revenue for the first half of 2020 from 59% of revenue for the same period in 2019, while demand for our smartwatches increased to 46% of revenue for the first half of 2020 from 40% of our revenue in the same period in 2019.

U.S. revenue, based on ship-to destinations, decreased $16.1 million, or 9%, to $164.7 million for the three months ended July 4, 2020, from $180.9 million for the three months ended June 29, 2019. International revenue, based on ship-to destinations, decreased $36.2 million, or 27%, to $96.5 million for the three months ended July 4, 2020, from $132.7 million for the three months ended June 29, 2019, primarily due to a decrease of 17% in the Europe, Middle East, and Africa region. The increase in revenue from our direct channel, Fitbit.com, was primarily in the United States for the three months ended July 4, 2020.

U.S. revenue decreased $49.2 million, or 16%, to $266.8 million for the six months ended July 4, 2020, from $316.0 million for the six months ended June 29, 2019. International revenue decreased $86.8 million, to $182.7 million for the six months ended July 4, 2020, from $269.5 million for the six months ended June 29, 2019, primarily due to a decrease of 26% in the Europe, Middle East, and Africa region. The increase in revenue from our direct channel, Fitbit.com, was primarily in the United States for the six months ended July 4, 2020.

Cost of Revenue

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 4, 2020	June 29, 2019	$	%	July 4, 2020	June 29, 2019	$	%
Cost of revenue	$168,230	$205,342	$(37,112)	(18)%	$301,466	$387,779	$(86,313)	(22)%
Gross profit	93,042	108,214	(15,172)	(14)%	147,964	197,667	(49,703)	(25)%
Gross margin	36%	35%			33%	34%

Cost of revenue decreased to $168.2 million for the three months ended July 4, 2020, from $205.3 million for the three months ended June 29, 2019. The decrease in cost of revenue was due to a $35.1 million reduction in product costs and a $1.3 million reduction in warranty expense, both associated with the decreases in devices sold compared to the same period in 2019, along with a $8.6 million decrease in excess and obsolete inventory write-downs compared to the prior period, partially offset by a $3.5 million increase in shipping and handling costs due to the increase in shipments in our direct channel, Fitbit.com, and a $2.3 million increase in platform fees due to an increase in non-device revenue.

Cost of revenue decreased to $301.5 million for the six months ended July 4, 2020, from $387.8 million for the six months ended June 29, 2019. In the first quarter of 2020, we were granted an exclusion from tariffs on our products manufactured in China, resulting in a $21.3 million benefit during the period for tariff costs incurred in 2019. The decrease in cost of revenue for the six months ended July 4, 2020 was also due to a $63.3 million reduction in product costs and a $6.1 million reduction in warranty expense, both associated with the decreases in devices sold compared to the same period in 2019, as well as a $4.1 million decrease in excess and obsolete inventory write-downs over the prior period, offset by a $2.9 million increase in shipping and handling costs due to the increase in shipments in our direct channel, Fitbit.com, and a $5.0 million increase in platform fees due to an increase in non-device revenue.

Gross margin increased to 36% for the three months ended July 4, 2020, from 35% for the three months ended June 29, 2019, primarily due to a decrease in discounts, rebates and promotions, and revenue mix shift from our retail channel to our direct channel, Fitbit.com.

Gross margin decreased to 33% for the six months ended July 4, 2020, from 34% for the six months ended June 29, 2019, primarily due to the product mix shift from trackers to smartwatches. The decrease in gross margin was partially offset by the benefit of the tariffs exclusion during the first half of 2020.

Research and Development

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 4, 2020	June 29, 2019	$	%	July 4, 2020	June 29, 2019	$	%
Research and development	$83,733	$70,919	$12,814	18%	$165,322	$147,958	$17,364	12%

Research and development expenses increased $12.8 million, or 18%, to $83.7 million for the three months ended July 4, 2020, from $70.9 million for the three months ended June 29, 2019. The increase was primarily due to a $13.7 million increase in personnel-related expenses, including bonuses connected with the Merger, driven by a 14% increase in headcount and a $2.0 million increase in tooling expenses, offset by a $1.8 million decrease in travel expenses.

Research and development expenses increased $17.4 million, or 12%, to $165.3 million for the six months ended July 4, 2020, from $148.0 million for the six months ended June 29, 2019. The increase was primarily due to a $17.6 million increase in personnel-related expenses, including bonuses connected with the Merger, driven by a 12% increase in headcount, offset by a $2.0 million decrease in travel expenses.

Sales and Marketing

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 4, 2020	June 29, 2019	$	%	July 4, 2020	June 29, 2019	$	%
Sales and marketing	$65,470	$83,060	$(17,590)	(21)%	$122,431	$151,676	$(29,245)	(19)%

Sales and marketing expenses decreased $17.6 million, or 21%, to $65.5 million for the three months ended July 4, 2020, from $83.1 million for the three months ended June 29, 2019. The decrease was primarily due to an $18.4 million reduction in marketing expenses due to the timing of our NPIs and less media spend, as well as a $3.0 million decrease in customer support costs due to improved product quality and reduced case volume of our products, offset by increases of $2.0 million in personnel-related expenses, including bonuses connected with the Merger, driven by a 5% increase in headcount, and $1.9 million in allocated overhead costs.

Sales and marketing expenses decreased $29.2 million, or 19%, to $122.4 million for the six months ended July 4, 2020, from $151.7 million for the six months ended June 29, 2019. The decrease was primarily due to a $28.7 million reduction in marketing expenses due to the timing of our NPIs and less media spend, a $6.4 million decrease in customer support costs due to improved product quality and reduced case volume of our products, a $1.1 million decrease in software expenses, and a $1.1 million decrease in travel expenses, offset by an increase of $3.1 million in personnel-related expenses, including bonuses connected with the Merger, driven by a 3% increase in headcount.

General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 4, 2020	June 29, 2019	$	%	July 4, 2020	June 29, 2019	$	%
General and administrative	$35,049	$24,865	$10,184	41%	$77,090	$51,557	$25,533	50%

General and administrative expenses increased $10.2 million, or 41%, to $35.0 million for the three months ended July 4, 2020, from $24.9 million for the three months ended June 29, 2019. The increase was primarily due to $6.3 million in consulting and legal fees related to the Merger Agreement with Google, a $3.3 million increase in personnel-related expenses, including bonuses connected with the Merger, and a $3.1 million increase in legal fees related to higher litigation costs over the prior period, offset by a $1.4 million decrease in allocated overhead costs.

General and administrative expenses increased $25.5 million, or 50%, to $77.1 million for the six months ended July 4, 2020, from $51.6 million for the six months ended June 29, 2019. The increase was primarily due to $12.6 million in consulting and legal fees related to the Merger Agreement with Google, $6.0 million in credit loss allowances as a result of COVID-19 and its potential impact, an $8.9 million increase in legal fees related to higher litigation costs over the prior period, and a $1.8 million increase in personnel-related expenses, including bonuses connected with the Merger, offset by a $3.0 million decrease in allocated overhead costs.

Interest and Other Income, Net

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 4, 2020	June 29, 2019	$	%	July 4, 2020	June 29, 2019	$	%
Interest income, net	$13	$2,622	$(2,609)	(100)%	$1,306	$6,088	$(4,782)	(79)%
Other income, net	2,237	461	1,776	385%	2,233	1,734	499	29%

Interest income, net decreased $2.6 million, to $13 thousand for the three months ended July 4, 2020, from $2.6 million for the three months ended June 29, 2019, primarily due to decreases in cash, cash equivalents, and marketable securities balances, as well as lower interest rates earned. Other income, net increased primarily due to an increase in foreign currency gains.

Interest income, net decreased $4.8 million, to $1.3 million for the six months ended July 4, 2020, from $6.1 million for the six months ended June 29, 2019, primarily due to decreases in cash, cash equivalents, and marketable securities balances, as well as lower interest rates earned. Other income, net increased primarily due to an increase in foreign currency gains.

Income Tax Expense (Benefit)

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	July 4, 2020	June 29, 2019	$	%	July 4, 2020	June 29, 2019	$	%
Income tax expense (benefit)	$15,137	$971	$14,166	1,459%	$(129,537)	$2,281	$(131,818)	(5,779)%
Effective tax rate	(17.0)%	(1.4)%			60.7%	(1.5)%

Income tax expense increased $14.2 million, to an income tax expense of $15.1 million for the three months ended July 4, 2020, from an income tax expense of $1.0 million for the three months ended June 29, 2019. Our effective tax rate was (17.0)% and (1.4)% for the three months ended July 4, 2020 and June 29, 2019, respectively. The change in our effective tax rate for the three months ended July 4, 2020 was primarily due to the impact of carrying back current year, 2018 and 2019 net operating losses into prior taxable periods under the provisions adopted under the CARES Act. The tax expense for the three months ended July 4, 2020 includes a true-up to the tax benefit recorded in the first quarter of 2020 for the carryback of net operating losses due to additional guidance released by the Internal Revenue Service in the second quarter of 2020.

Income tax expense decreased $131.8 million, to an income tax benefit of $129.5 million for the six months ended July 4, 2020, from an income tax expense of $2.3 million for the six months ended June 29, 2019. Our effective tax rate was 60.7% and (1.5)% for the six months ended July 4, 2020 and June 29, 2019, respectively. The change in our effective tax rate for the six months ended July 4, 2020 was primarily due to the impact of carrying back current year, 2018 and 2019 net operating losses into prior taxable periods under the provisions adopted under the CARES Act.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sale of our equity securities. As of July 4, 2020, we had cash and cash equivalents of $343.5 million and marketable securities of $104.8 million, approximately 81% of which are held by a U.S. legal entity in the United States.

Of our total cash, cash equivalents, and marketable securities, $87.1 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations, and based on our current plans, we do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

While we have been significantly impacted by the current COVID-19 pandemic, we believe, based on our current forecasts, that we have sufficient liquidity to meet our working capital and capital expenditure needs through the anticipated closing of the Merger with Google. If the transaction were to be materially delayed or fail to close, or if revenues were to be materially below our forecasts, we would likely need to raise additional funds, which we may not be able to do on favorable terms or at all. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of NPIs, market acceptance of our products, acquisitions, challenges presented by COVID-19, and overall economic conditions. We are focused on navigating the financial challenges presented by COVID-19 by preserving our liquidity and managing our cash flow, including through reducing our discretionary spending, closely managing inventory levels, and reducing marketing spend. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Letters of Credit

As of July 4, 2020, we had outstanding letters of credit of $24.6 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 4, 2020	June 29, 2019
Net cash provided by (used in):
Operating activities	$(49,472)	$(144,076)
Investing activities	71,080	10,123
Financing activities	(12,611)	(4,774)
Net change in cash and cash equivalents	$8,997	$(138,727)

Cash Flows from Operating Activities

Net cash used in operating activities of $49.5 million for the six months ended July 4, 2020 was primarily due to our net loss of $83.8 million and an increase in net operating assets and liabilities of $40.2 million, partially offset by total non-cash adjustments of $74.5 million. The increase in net operating assets and liabilities compared to the first half of 2019 included a decrease in accounts payable and accrued liabilities of $264.9 million, an increase in income tax receivables of $26.2 million, and an increase in prepaid expenses and other assets of $5.8 million, offset by a decrease in accounts receivable of $213.8 million, and a decrease in inventory of $56.5 million. The $74.5 million total non-cash adjustments for the first half of 2020 included stock-based compensation expense of $39.5 million, depreciation expense of $21.0 million, provision for inventory obsolescence of $13.3 million, intangible assets amortization of $7.1 million, and non-cash lease expense of $8.5 million.

Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, decreased from 74 days as of December 31, 2019, to 59 days as of July 4, 2020, due to faster collections and increased revenue from our direct channel, Fitbit.com, which is collected in a short period of time, during the second quarter of 2020 compared to the fourth quarter of 2019.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended July 4, 2020 of $71.1 million was due to maturities and sales of marketable securities of $139.4 million, offset by purchases of marketable securities of $59.7 million and purchases of property and equipment of $8.6 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended July 4, 2020 was due to $12.2 million in net cash used for payment of taxes on Class A common stock issued under our employee equity incentive plans and $1.4 million paid for financing leases, offset by $1.0 million in proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

Our future minimum lease payments under our operating leases as of July 4, 2020 was $83.1 million. We had no financing leases as of July 4, 2020.

The aggregate amount of open purchase orders as of July 4, 2020 was approximately $381.7 million. Of the aggregate amount, $161.9 million related to our migration to a third-party hosting provider, of which $13.4 million was accrued for as of July 4, 2020. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of July 4, 2020, $11.0 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $44.0 million as of July 4, 2020.

Off-Balance Sheet Arrangements

As of July 4, 2020, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of July 4, 2020, we had cash and cash equivalents of $343.5 million and marketable securities of $104.8 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had no outstanding contracts in cash flow hedges for forecasted revenue transactions as of July 4, 2020. We had no outstanding balance sheet hedges as of July 4, 2020. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 4, 2020. Based on the evaluation of our disclosure controls and procedures as of July 4, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Completion of the Merger with Google is subject to conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws, and similar competition approvals or consents that must be obtained from regulatory entities in the United States and certain foreign jurisdictions, including the European Union. On August 4, 2020, the European Commission, or the EC, announced it has initiated a Phase II review of the Merger. The duration of a Phase II review cannot be foreseen with certainty. The process to obtain regulatory approvals could substantially delay, or prevent, the consummation of the Merger, including beyond 2020. In addition, the extent to which the COVID-19 pandemic, discussed further below, may impact the timing of receipt of necessary regulatory approvals and consents for completion of the Merger is uncertain and cannot be predicted. If the Merger or a similar transaction is not completed, the share price of our Class A common stock may drop to the extent that the current market price of our Class A common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement provides that we will be required to pay Google a termination fee of $80 million in certain circumstances, such as a material, uncured breach of our obligations under the Merger Agreement. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community and may necessitate us having to obtain additional financing, which may be unavailable on terms favorable to us, or at all. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, users, partners, and suppliers, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. In addition, the negative impact of a failure to complete the Merger could be exacerbated by the significant business and financial risks associated with the COVID-19 pandemic, discussed further below.

The outbreak of COVID-19 has had, and we expect will continue to have, an adverse effect on our business, results of operations, and financial condition.

The emergence of the novel coronavirus (SARS-CoV-2), and the disease caused by it known as COVID-19, designated as a pandemic by the World Health Organization in March 2020, has led to a global public health crisis and significant business disruptions and volatility in financial markets. The spread of the pandemic and the implementation of preventative requirements and practices (including state and local governmental restrictions on non-essential businesses, as well as personal activities and travel) have resulted in unprecedented changes in and disruption to business and economic conditions, giving rise to declines in consumer confidence and discretionary spending and the prospect of a global recession. These conditions have caused, and may continue to cause, adverse impacts on our business, liquidity, results of operations, and stock price that we may not be able to fully mitigate, due to the occurrence of, among others, some or all of the following:

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
Given the evolving health, political, governmental, and economic conditions, the impact that COVID-19 could have on our future business is highly uncertain and difficult to predict. The impact will depend largely on future developments, including the duration and severity of the pandemic; potential resurgence(s) of COVID-19 in the future; the effectiveness of actions taken by governments, businesses, and individuals in response to the pandemic; the stability of capital and financial markets; and how quickly and to what extent economic and operating conditions that pre-dated the pandemic can resume. We similarly are unable to predict future impacts of COVID-19 on the financial circumstances of our customers, distributors, retailers, and other business partners, or on our user community’s demand for our products and services. In addition, the adverse effects of COVID-19 could exacerbate other risk factors discussed herein. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. If we fail to anticipate and adequately address adverse impacts associated with the COVID-19 pandemic in a timely manner, our business, results of operations, and financial condition may be adversely affected.

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

The wearable devices market has a multitude of participants, including large, broad-based consumer electronics companies that either compete in our market or adjacent markets or have announced plans to do so, such as Apple, Samsung, Google, and LG. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. For example, the Apple Watch includes electrocardiogram (ECG) functionality and fall detection capability, as well as a recently-announced sleep tracking feature. We also face competition from manufacturers of lower-cost devices, such as Xiaomi with its Mi Band devices, and Huawei. Market participants also include specialized consumer electronics companies such as Garmin, as well as traditional watch companies such as Fossil. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

We believe many of our competitors and potential competitors have significant advantages, including longer operating histories; ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services; larger and broader customer bases; more established relationships with a larger number of suppliers, contract manufacturers, and channel partners; greater brand recognition; ability to leverage app stores that they may operate; experience manufacturing particular wearable devices, such as smartwatches; and greater financial, research and development, marketing, distribution, and other resources than we do.

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

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs, the sale of inventory at discounted prices, and other actions, which have caused and may continue to cause our gross margin to decline and could impair the strength of our brand. For example, during 2019 and the first half of 2020, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, price protection on certain products, and rebates. Reserves and write-downs for rebates, promotions, and excess inventory and tooling and manufacturing capacity are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than forecast, which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

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

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, our annual revenue in each of 2017, 2018, and 2019 declined compared to the prior year, and our revenue in the first half of 2020 declined 23% compared to the first half of 2019. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect.

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $320.7 million in 2019 and a net loss of $83.8 million for the six months ended July 4, 2020.

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

Our success depends in part on our ability to manage our operating expenses effectively. Although the number of our employees increased only 8% on a year-over-year basis to 1,762 employees as of July 4, 2020, our employee headcount and the scope and complexity of our business have increased significantly in recent years. We incurred a net loss of $320.7 million in 2019 and a net loss of $83.8 million for the six months ended July 4, 2020.

In addition, we are investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $165.3 million for the six months ended July 4, 2020 and $300.4 million for 2019.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay area where our corporate headquarters are located, and we may incur significant costs to attract personnel. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment, and the significant decline in the price of our Class A common stock since our initial public offering may adversely affect our ability to attract or retain highly skilled employees. Fluctuations in the price of our Class A common stock may also make it more difficult or costly to use equity awards to motivate, incentivize and retain our employees. Furthermore, there can be no assurances that the number of shares reserved for issuance under our equity incentive plans will be sufficient to grant equity awards adequate to recruit new employees and to compensate existing employees. Additionally, new legislation, executive actions and regulatory changes affecting immigration may make it harder to access, attract and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We spend significant amounts on advertising and other marketing campaigns to acquire new users, which may not be successful or cost effective.

In order to increase awareness of our products and services and acquire new users, we have spent, and may continue to spend, significant amounts on advertising and other marketing campaigns in various media, such as television, print advertising, and social media. In 2019 and the six months ended July 4, 2020 advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $170.4 million and $44.5 million, respectively, representing approximately 12% and 10% of our revenue, respectively. Co-op advertising costs were $89.8 million and $25.8 million for 2019 and the six months ended July 4, 2020, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, our campaigns may be less effective than anticipated if we fail to identify advertising opportunities that satisfy our anticipated return on advertising spend or fail to accurately predict user acquisition, including the conditions and behaviors that drive user behavior. In addition, the timing of our advertising and promotional spend may impact the timing of expected sales of our products and services. Particularly during the holiday season, there is significant competition for consumer spending, and we may not realize our expected sales or recover our advertising and promotional spend if other promotions or products are more compelling. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for NPIs. If any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services. Further, promotional activity may adversely affect our gross margin.

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

We primarily sell our products through retailers and distributors and depend on these third parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend in part on retailers adequately displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. Our retailers also often offer products and services of our competitors. If our retailers and distributors are not successful in selling our products, overestimate demand for our products, or promote competing products and services more effectively than our products and services, our revenue would decrease and our gross margins could decline due to increased product returns or price protection claims. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com, and through our direct channel, Fitbit.com, as consumers increasingly make purchases online. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, our ability to sell our products and services could be adversely affected and our business may be harmed. Additionally, the businesses of our retailers and distributors have suffered, and may continue to suffer, as a result of the current COVID-19 pandemic which may impact their ability to sell and market our products and services to customers or cause delays in the delivery of our products due to the prioritization of the shipment of other goods.

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

Our products and services are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, and heart rate, as well as GPS-based information such as speed, distance, and exercise routes on certain of our devices. We anticipate new features and functionality in the future, as well. From time to time, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity and, in some cases, have required us to expend time and resources to defend litigation. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

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

In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often have changes in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR, which became effective in May 2018, includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those previously in place in the European Union. The GDPR includes significant penalties for non-compliance, including fines of up to €20 million or 4% of total worldwide revenue. Additionally, California has enacted the CCPA, which became effective in January 2020. The CCPA requires covered companies to provide California consumers with new disclosures and expands the rights afforded consumers regarding their data.

Additionally, we are subject to evolving laws and regulations regarding the transfer of personal data outside of the European Economic Area, or EEA. Recently, the Court of Justice of the European Union ruled that the EU-U.S. Privacy Shield is an invalid transfer mechanism, but upheld Standard Contractual Clauses as a valid transfer mechanism. The validity of data transfer mechanisms remains subject to legal, regulatory, and political developments in both Europe and the United States The invalidation of the EU-U.S. Privacy Shield and potential invalidation of other data transfer mechanisms could have a significant adverse impact on our ability to process and transfer personal data outside of the EEA.

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

We are regularly subject to claims, lawsuits, including potential class actions, government investigations, and other proceedings involving intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, and other matters. The number and significance of these disputes and inquiries have increased as we have grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity.

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

We have entered into many international markets in a relatively short time and may enter into additional markets in the future. Outside of the United States, we currently have operations in a number of countries in Asia and Europe, as well as in Australia. There are significant costs and risks inherent in conducting business in international markets, including:

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
•economic and political instability in some countries, particularly in China;
•the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad;
•tariffs and customs duties and the classification of our products by applicable governmental bodies; and
•other costs of doing business internationally.

Our products are manufactured overseas and imported into the United States, the European Union, and other countries and may be subject to duties, tariffs and anti-dumping penalties imposed by applicable customs authorities. Those duties and tariffs are based on the classification of each of our products and are routinely subject to review by the applicable customs authorities. We are unable to predict whether those authorities will agree with our classifications, and if those authorities do not agree with our classifications, additional duties, tariffs or other trade restrictions may be imposed on the importation of our products. Such actions could result in increases in the cost of our products generally and might adversely affect our sales and profitability.

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

The manufacturing, labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various U.S. state and federal and foreign agencies, including the U.S. Consumer Product Safety Commission, or CPSC, FTC, the U.S. Food and Drug Administration, or FDA, the Federal Communications Commission, and state attorneys general, as well as by various other federal, state, provincial, local, and international regulatory authorities in the countries in which our products and services are manufactured, distributed, marketed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.

 The global nature of our business operations also creates various domestic and foreign regulatory challenges and subjects us to laws and regulations such as the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, and our products are also subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. If we become liable under these laws or regulations, we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention on liability issues as a result of lawsuits, regulatory proceedings, and legislative proposals could harm our brand or otherwise impact the growth of our business. Any costs incurred as a result of compliance or other liabilities under these laws or regulations could harm our business and operating results.

Our Aria scales and Fitbit Flow emergency resuscitators are subject to FDA and corresponding regulations, and sales of these products or future regulated products could be adversely affected if we fail to comply with the applicable requirements.

Medical devices, including our Aria scales and Fitbit Flow emergency resuscitators, are regulated by the FDA and corresponding state regulatory agencies in the United States and separate governmental authorities outside of the United States, and we may have future software features or hardware products that are regulated as medical devices by the FDA. In the United States, the medical device industry is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Generally, before we can market or sell a new regulated product or make a significant modification to an existing medical device in the United States, we must comply with FDA Quality Management System regulations, and must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. In addition, certain future software functionality, whether standalone or embedded in existing or future devices, may be regulated as a medical device and require pre-market review and clearance or approval by the FDA. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval for any medical device products under development could prevent us from generating revenue from these products.

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

Additionally, in June 2020, we obtained Emergency Use Authorization (“EUA”) from the FDA of Fitbit Flow, an emergency resuscitator for use during the COVID-19 pandemic. The emergency use of Fitbit Flow must be consistent with the terms of the EUA. The EUA will be effective until the relevant emergency declaration is terminated or the EUA is revoked.

If we experience any product problems requiring reporting to the FDA or if we otherwise fail to comply with applicable FDA regulations or the regulations of corresponding state regulatory agencies, with respect to our Aria scales or future regulated products, or fail to comply with the terms of the EUA, with respect to Fitbit Flow, we could jeopardize our ability to sell our products and could be subject to enforcement actions such as fines, civil penalties, injunctions, recalls of products, delays in the introduction of products into the market, and refusal of the FDA or other regulators to grant future clearances or approvals, which could harm our reputation, business, operating results, and financial condition.

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

Government regulations outside the United States have, and may continue to, become increasingly stringent and common. In the European Union, for example, the European Union Medical Device Regulation was published in 2017 and, when it enters into full force in 2021, will include significant additional pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions, and criminal sanctions. Future laws and regulations may have an adverse effect on us.

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

We may use derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. In addition, our counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting counterparties to major financial institutions and by spreading the risk across several major financial institutions.

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

In addition, new legislation or regulations, or modifications to existing legislation or regulations, that could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments that could negatively impact our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as loss carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

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

We face product liability, product safety, and product compliance risks relating to the marketing, sale, use, and performance of our products. The products we sell must be designed and manufactured to be safe for their intended purposes and must comply with applicable certain federal and state laws and regulations. For example, all of our current products are subject to the Consumer Product Safety Act and the Consumer Product Safety Improvement Act, which empower the CPSC. The CPSC may take action against hazards presented by consumer products, up to and including product recalls. We are required to report certain incidents related to the safety and compliance of our products to the CPSC, and failure to do so could result in a civil penalty.

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

War, terrorism, geopolitical uncertainties, trade restrictions, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), protests and civil unrest, natural disasters and other catastrophic events may cause damage or disruption to the economy and commerce on a global, regional or country-specific basis, and could disrupt supply or delivery of, or demand for, our products.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $2.81 to $51.90 through July 4, 2020. The trading prices of the securities of technology companies in general have been highly volatile, and since the outbreak of the COVID-19 pandemic, the price of many technology and other companies’ shares has fallen significantly. The extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is uncertain.

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

As of July 4, 2020, there were 269.6 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act, and various vesting agreements, as well as our insider trading policy.

In addition, as of July 4, 2020, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.3 million shares of Class A common stock and 10.6 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had restricted stock units, or RSUs, outstanding as of July 4, 2020 that may be settled for 22.3 million shares of Class A common stock. As of July 4, 2020, all of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of July 4, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

None.

Item 6. Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certification of Chief Executive Officer.					X
32.2#	Section 1350 Certification of Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2020 is formatted in iXBRL.					X

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

FITBIT, INC.

Date:	August 6, 2020	/s/ Ronald W. Kisling
Ronald W. Kisling
Chief Financial Officer (Principal Financial and Accounting Officer)