Form 10-Q
period 2020-10-03
FITBIT, INC.
filed 2020-11-04
CIK 1447599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

(Mark one)	☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2020
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

As of October 28, 2020, there were 244,867,751 shares of the registrant’s Class A common stock outstanding and 27,600,601 shares of the registrant’s Class B common stock outstanding.

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
•the impact of the COVID-19 pandemic on our business and our response to it;
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
•our ability to develop and introduce new products and services, including recurring consumer services revenue offerings, and improve our existing products and services;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FITBIT, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 3, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$373,384	$334,479
Marketable securities	43,051	184,023
Accounts receivable, net	358,451	435,269
Inventories	98,996	136,752
Income tax receivable	40,252	573
Prepaid expenses and other current assets	35,013	28,656
Total current assets	949,147	1,119,752
Property and equipment, net	74,684	82,756
Operating lease right-of-use assets	62,144	70,225
Goodwill	64,812	64,812
Intangible assets, net	8,395	16,746
Deferred tax assets	15,330	4,111
Other assets	12,334	9,684
Total assets	$1,186,846	$1,368,086
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$174,603	$194,626
Accrued liabilities	431,215	513,530
Operating lease liabilities	22,390	23,511
Deferred revenue	49,317	32,307
Income taxes payable	2,439	636
Total current liabilities	679,964	764,610
Long-term deferred revenue	5,327	8,535
Long-term operating lease liabilities	56,703	67,902
Other liabilities	55,960	39,776
Total liabilities	797,954	880,823
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A and Class B common stock	27	26
Additional paid-in capital	1,166,720	1,126,827
Accumulated other comprehensive income	178	188
Accumulated deficit	(778,033)	(639,778)
Total stockholders’ equity	388,892	487,263
Total liabilities and stockholders’ equity	$1,186,846	$1,368,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Revenue	$363,932	$347,200	$813,362	$932,646
Cost of revenue	228,120	239,248	529,586	627,027
Gross profit	135,812	107,952	283,776	305,619
Operating expenses:
Research and development	90,771	65,693	256,093	213,651
Sales and marketing	60,726	71,296	183,157	222,972
General and administrative	35,493	23,083	112,583	74,640
Total operating expenses	186,990	160,072	551,833	511,263
Operating loss	(51,178)	(52,120)	(268,057)	(205,644)
Interest income (expense), net	(268)	2,388	1,038	8,476
Other income (expense), net	965	(492)	3,198	1,242
Loss before income taxes	(50,481)	(50,224)	(263,821)	(195,926)
Income tax expense (benefit)	3,971	1,669	(125,566)	3,950
Net loss	$(54,452)	$(51,893)	$(138,255)	$(199,876)
Net loss per share:
Basic	$(0.20)	$(0.20)	$(0.52)	$(0.78)
Diluted	$(0.20)	$(0.20)	$(0.52)	$(0.78)
Shares used to compute net loss per share:
Basic	270,443	258,753	267,958	256,046
Diluted	270,443	258,753	267,958	256,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net loss	(54,452)	(51,893)	$(138,255)	$(199,876)
Other comprehensive loss
Cash flow hedges:
Change in unrealized loss on cash flow hedges, net of $0 tax benefit	—	(66)	—	(66)
Net change, net of tax	—	(66)	—	(66)

Available-for-sale investments:
Change in unrealized gain (loss) on investments	(172)	35	(10)	364
Net change, net of tax	(172)	35	(10)	364

Comprehensive loss	$(54,624)	$(51,924)	$(138,265)	$(199,578)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three Months Ended October 3, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at July 4, 2020	269,584,380	$27	$1,153,520	$350	$(723,581)	$430,316
Issuance of common stock	2,646,154	—	1,988	—	—	1,988
Stock-based compensation expense	—	—	17,799	—	—	17,799
Taxes related to net share settlement of restricted stock units	—	—	(6,587)	—	—	(6,587)
Net loss	—	—	—	—	(54,452)	(54,452)
Other comprehensive income	—	—	—	(172)	—	(172)
Balance at October 3, 2020	272,230,534	$27	$1,166,720	$178	$(778,033)	$388,892

	Three Months Ended September 28, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at June 29, 2019	258,139,452	$25	$1,092,306	$263	$(467,050)	$625,544
Issuance of common stock	1,746,274	1	232	—	—	233
Stock-based compensation expense	—	—	17,971	—	—	17,971
Taxes related to net share settlement of restricted stock units	—	—	(2,850)	—	—	(2,850)
Net loss	—	—	—	—	(51,893)	(51,893)
Other comprehensive income	—	—	—	(31)	—	(31)
Balance at September 28, 2019	259,885,726	$26	$1,107,659	$232	$(518,943)	$588,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share amounts)
(unaudited)

	Nine Months Ended October 3, 2020
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2019	264,883,426	$26	$1,126,827	$188	$(639,778)	$487,263
Issuance of common stock	7,347,108	1	2,990	—	—	2,991
Stock-based compensation expense	—	—	55,719	—	—	55,719
Taxes related to net share settlement of restricted stock units	—	—	(18,816)	—	—	(18,816)
Net loss	—	—	—	—	(138,255)	(138,255)
Other comprehensive income	—	—	—	(10)	—	(10)
Balance at October 3, 2020	272,230,534	$27	$1,166,720	$178	$(778,033)	$388,892

	Nine Months Ended September 28, 2019
	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2018	252,362,841	$25	$1,055,046	$(66)	$(319,067)	$735,938
Issuance of common stock	7,522,885	1	7,044	—	—	7,045
Stock-based compensation expense	—	—	59,064	—	—	59,064
Taxes related to net share settlement of restricted stock units	—	—	(13,495)	—	—	(13,495)
Net loss	—	—	—	—	(199,876)	(199,876)
Other comprehensive income	—	—	—	298	—	298
Balance at September 28, 2019	259,885,726	$26	$1,107,659	$232	$(518,943)	$588,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	October 3, 2020	September 28, 2019

Cash Flows from Operating Activities
Net loss	$(138,255)	$(199,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	461	29
Provision for excess and obsolete inventory	14,189	5,163
Depreciation	33,332	43,215
Non-cash lease expense	11,082	17,961
Accelerated depreciation of property and equipment	726	169
Amortization of intangible assets	8,351	6,100
Stock-based compensation	57,877	59,175
Deferred income taxes	(11,289)	618
Other	585	(50)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	76,356	68,617
Inventories	21,410	(125,500)
Prepaid expenses and other assets	(9,136)	5,880
Income taxes receivable	(39,679)	5,992
Accounts payable	(23,028)	11,826
Accrued liabilities and other liabilities	(66,763)	(60,763)
Lease liabilities	(14,432)	(20,975)
Deferred revenue	13,802	(2,586)
Income taxes payable	1,803	(107)
Net cash used in operating activities	(62,608)	(185,112)
Cash Flows from Investing Activities
Purchase of property and equipment	(22,419)	(26,277)
Purchases of marketable securities	(59,735)	(287,969)
Sales of marketable securities	—	2,016
Maturities of marketable securities	200,877	322,132
Acquisition, net of cash acquired	—	(2,625)
Net cash provided by investing activities	118,723	7,277
Cash Flows from Financing Activities
Payment of financing lease liability	(1,384)	(2,239)
Proceeds from issuance of common stock	2,990	7,044
Taxes paid related to net share settlement of restricted stock units	(18,816)	(13,495)
Net cash used in financing activities	(17,210)	(8,690)
Net increase (decrease) in cash and cash equivalents	38,905	(186,525)
Cash and cash equivalents at beginning of period	334,479	473,956
Cash and cash equivalents at end of period	$373,384	$287,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Fitbit, Inc. (the “Company”) are unaudited. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements of the Company. The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended October 3, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

The Company’s fiscal year ends on December 31 of each year. The Company is on a 4-4-5 week quarterly calendar. There were 91 days in each of the three months ended October 3, 2020 and September 28, 2019.

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

Google Acquisition

On November 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google LLC, a Delaware limited liability company (“Google”), and Magnoliophyta Inc., a Delaware corporation and wholly owned subsidiary of Google (the “Merger Sub”). Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, the Merger Sub will merge with and into the Company, and the Company will become a wholly owned subsidiary of Google (the “Merger”). If the Merger is completed, Google will acquire all the shares of the Company’s Class A common stock and Class B common stock (together, the “Shares”) for $7.35 per share in cash, without interest (the “Merger Consideration”). All Shares underlying vested stock options and vested stock-based awards will be converted into the right to receive the Merger Consideration (or, in the case of stock options, the difference between the Merger Consideration and the applicable per share exercise price), less any applicable tax withholdings. Unvested stock options and stock-based awards will generally be converted into cash-based awards with an equivalent value based on the Merger Consideration and vesting schedule. Completion of the Merger is subject to customary closing conditions, including approval by the expiration or termination of any waiting periods or receipt of any requisite consents under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval under the antitrust laws of the European Union and other jurisdictions agreed by the parties, and satisfaction of other closing conditions. On August 4, 2020, the European Commission announced it had initiated a Phase II review of the transaction. On October 16, 2020, the European Commission extended the deadline for its Phase II investigation to January 8, 2021. The duration of a Phase II review cannot be foreseen with certainty. While the Company still expects to secure the necessary regulatory approvals and to close the transaction in 2020, the time frame may extend beyond that. The Merger was approved by the Company’s stockholders on January 3, 2020.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Risks and Uncertainties for COVID-19

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, adversely impacted the Company’s business in the first three quarters of 2020. The pandemic and associated containment measures have caused disruptions in the development, manufacture, shipment, and sales of the Company’s products. The Company’s operating results were negatively impacted by decreased retail activity and retail store closures due to COVID-19, primarily during the first half of 2020. Operating results were also impacted by additional reserves for product returns, rebates and promotions, and price protection on certain products, primarily as a result of declining demand due to COVID-19.

The current circumstances are dynamic and unprecedented, and the impacts of the COVID-19 pandemic on the Company’s business operations, including the duration and severity of the effect on overall consumer demand, are highly uncertain and cannot be predicted. However, these impacts have had, and the Company expects will continue to have, a significant adverse effect on the Company’s operations, revenue, liquidity, financial conditions, and financial results. For further information regarding the impact of COVID-19 on the Company, see Part I, Item 2, Management’s Discussion and Analysis, and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

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

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	October 3, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$189,887	$—	$—	$189,887
U.S. government agencies	—	36,337	—	36,337
Corporate debt securities	—	61,980	—	61,980
Total	$189,887	$98,317	$—	$288,204
Liabilities:
Contingent consideration	$—	$—	$1,523	$1,523
Total	$—	$—	$1,523	$1,523

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$107,708	$—	$—	$107,708
U.S. government agencies	—	77,364	—	77,364
Corporate debt securities	—	207,137	—	207,137
Total	$107,708	$284,501	$—	$392,209
Liabilities:
Contingent consideration	$—	$—	$1,889	$1,889
Derivative liabilities	—	748	—	748
Total	$—	$748	$1,889	$2,637

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

There were no Level 3 assets as of October 3, 2020 and December 31, 2019. The Company's Level 3 liabilities measured and recorded on a recurring basis as of October 3, 2020 and December 31, 2019 consist of contingent consideration related to an acquisition. Subsequent changes in the fair value of this obligation will be recorded within the Company’s consolidated statements of operations. The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. As the fair value measure is based on significant inputs that are not

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

observable in the market, they are categorized as Level 3. There were no transfers between fair value measurement levels during the three and nine months ended October 3, 2020 and September 28, 2019.

3.    Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Because the Company views marketable securities as available to support current operations as needed, it has classified all available-for-sale securities as current assets. Realized gains on available-for-sale securities are reported in other income (expense), net, as incurred.

For debt securities in an unrealized loss position, the Company determines whether a credit loss exists. The estimate of credit loss is determined by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded as a charge to other income (expense), net, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income (loss). During the three and nine months ended October 3, 2020, no allowance for credit losses on marketable securities was recorded.

The following table sets forth cash, cash equivalents, and marketable securities as of October 3, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$128,230	$—	$—	$128,230	$128,230	$—
Money market funds	189,887	—	—	189,887	189,887	—
U.S. government agencies	36,320	17	—	36,337	27,312	9,025
Corporate debt securities	61,885	96	—	61,981	27,955	34,026
Total	$416,322	$113	$—	$416,435	$373,384	$43,051

The following table sets forth cash, cash equivalents and marketable securities as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities

Cash	$126,293	$—	$—	$126,293	$126,293	$—
Money market funds	107,708	—	—	107,708	107,708	—
U.S. government agencies	77,316	48	—	77,364	30,375	46,989
Corporate debt securities	207,063	85	(11)	207,137	70,103	137,034
Total	$518,380	$133	$(11)	$518,502	$334,479	$184,023

The gross unrealized gains or losses on marketable securities as of October 3, 2020 and December 31, 2019 were not material. There were no available-for-sale investments as of October 3, 2020 and December 31, 2019 that have been in a continuous unrealized loss position for greater than 12 months on a material basis.

The following table classifies marketable securities by contractual maturities (in thousands):

	October 3, 2020	December 31, 2019

Due in one year	$43,051	$173,827
Due in one to two years	—	10,196
Total	$43,051	$184,023

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

The Company had no outstanding balance sheet hedges as of October 3, 2020, and outstanding balance sheet hedges with a total notional amount of $83.4 million as of December 31, 2019.

Fair Value of Foreign Currency Derivatives

The foreign currency derivative contracts that were not settled at the end of the period are recorded at fair value, on a gross basis, in the condensed consolidated balance sheets. The following table presents the fair value of the Company’s foreign currency derivative contracts as of the periods presented (in thousands):

		October 3, 2020		December 31, 2019
	Balance Sheet Location	Fair Value Derivative Assets	Fair Value Derivative Liabilities	Fair Value Derivative Assets	Fair Value Derivative Liabilities

Hedges not designated	Accrued liabilities	—	—	—	748
Total fair value of derivative instruments		$—	$—	$—	$748

Financial Statement Effect of Foreign Currency Derivative Contracts

The following table presents the pre-tax impact of the Company’s foreign currency derivative contracts on the condensed consolidated statements of operations for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
	Income Statement Location	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019

Foreign exchange balance sheet hedges:
Gain (loss) recognized in income	Other income, net	$—	$2,041	$3,077	$1,567

As of October 3, 2020, there were no net derivative gains related to the Company’s cash flow hedges to be reclassified from other comprehensive income (“OCI”) into revenue within the next 12 months.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following tables set forth the available offsetting of net derivative assets under the master netting arrangements as of December 31, 2019 (in thousands):

	December 31, 2019
	Gross Amounts Offset in the Condensed Consolidated Balance Sheets			Gross Amounts Not Offset in Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral Received	Net Amount

Foreign exchange contracts liabilities	748	—	748	—	—	748

There were no net derivative assets as of October 3, 2020.

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

Changes in the total short-term and long-term deferred revenue balances were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	October 3, 2020	October 3, 2020

Beginning balances	$37,215	$40,842
Deferral of revenue	37,708	61,972
Recognition of deferred revenue	(20,279)	(48,170)
Ending balances	$54,644	$54,644

Revenue Returns Reserve

Revenue returns reserve activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019

Beginning balances	$81,851	$75,044	$101,326	$104,001
Increases (1)	37,422	41,945	103,127	119,070
Returns taken	(25,976)	(42,845)	(111,156)	(148,927)
Ending balances	$93,297	$74,144	$93,297	$74,144

(1)Increases in the revenue returns reserve include provisions for open box returns and stock rotations.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Inventories

Inventories consisted of the following (in thousands)

	October 3, 2020	December 31, 2019

Components	$471	$5,397
Finished goods	98,525	131,355
Total inventories	$98,996	$136,752

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 3, 2020	December 31, 2019

Prepaid expenses	$18,910	$11,219
Prepaid marketing	2,937	3,347
Tariff receivable	2,730	—
Other	10,436	14,090
Total prepaid expenses and other current assets	$35,013	$28,656

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	October 3, 2020	December 31, 2019

Tooling and manufacturing equipment	$120,895	$103,177
Furniture and office equipment	20,511	19,922
Purchased and internally-developed software	30,528	27,424
Leasehold improvements	60,941	59,926
Total property and equipment	232,875	210,449
Less: Accumulated depreciation and amortization	(158,191)	(127,693)
Property and equipment, net	$74,684	$82,756

Total depreciation expense related to property and equipment, net was $12.3 million and $13.1 million for the three months ended October 3, 2020 and September 28, 2019, respectively, and $33.3 million and $43.2 million for the nine months ended October 3, 2020 and September 28, 2019, respectively.

Goodwill and Intangible Assets, Net

The carrying amount of goodwill was $64.8 million as of October 3, 2020 and December 31, 2019.

The carrying amounts of the intangible assets as of October 3, 2020 and December 31, 2019 were as follows (in thousands):

	October 3, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	$37,813	$(29,418)	$8,395	$37,813	$(23,910)	$13,903
Customer relationships	3,918	(3,918)	—	3,790	(991)	2,799
Trademarks and other	1,150	(1,150)	—	1,278	(1,234)	44
Total intangible assets, net	$42,881	$(34,486)	$8,395	$42,881	$(26,135)	$16,746

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Total amortization expense related to intangible assets was $1.3 million and $2.0 million for the three months ended October 3, 2020 and September 28, 2019, respectively, and $8.4 million and $6.1 million for the nine months ended October 3, 2020 and September 28, 2019, respectively.

The estimated future amortization expense of acquired finite-lived intangible assets to be charged to cost of revenue and operating expenses after October 3, 2020 is as follows (in thousands):

	Cost of Revenue	Operating Expenses	Total

Remaining 2020	$1,259	$14	$1,273
2021	5,037	206	5,243
2022	1,488	131	1,619
2023	—	56	56
2024	—	56	56
Thereafter	—	148	148
Total finite-lived intangible assets, net	$7,784	$611	$8,395

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	October 3, 2020	December 31, 2019

Sales returns reserve	$93,297	$101,326
Accrued sales incentives	82,740	156,839
Employee-related liabilities	73,272	37,355
Product warranty	39,023	52,403
Inventory received but not billed	30,940	1,669
Accrued manufacturing expense and freight	23,313	35,112
Accrued co-op advertising and marketing development funds	22,888	40,689
Accrued research and development	20,832	19,232
Accrued sales and marketing	14,186	26,781
Sales taxes and VAT payable	10,364	19,603
Accrued legal settlements and fees	8,725	8,854
Finance lease liabilities	2,338	1,384
Derivative liabilities	—	748
Other accrued liabilities	9,297	11,535
Accrued liabilities	$431,215	$513,530

Product warranty reserve activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019

Beginning balances	$44,934	$45,260	$52,403	$45,605
Charged to cost of revenue	10,521	11,019	24,851	28,247
Changes related to pre-existing warranties	(4,801)	2,201	(5,555)	4,874
Settlement of claims	(11,631)	(13,576)	(32,676)	(33,822)
Ending balances	$39,023	$44,904	$39,023	$44,904

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

5.    Leases

The Company leases its principal facilities located in San Francisco, California. The Company also leases office space in various locations. Both the Company’s principal facilities and leases in various locations have expiration dates between 2020 and 2024. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company’s leases are primarily accounted for as operating leases. Operating lease ROU assets and short-term and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities. The Company has no leases that have not yet commenced as of October 3, 2020.

Total lease cost consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019

Finance lease costs:
Amortization of ROU assets	$390	$989	$668	$2,640
Interest on lease liabilities	—	—	—	—
Operating lease costs(1)	6,031	5,850	19,179	16,834
Variable lease costs	3,110	1,463	5,766	4,108
Sublease income	(146)	(479)	(1,113)	(4,110)
Total lease costs	$9,385	$7,823	$24,500	$19,472
(1) includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$1,302	$1,384	$2,239
Operating cash flows from finance leases	—	—	—	—
Operating cash flows from operating leases	6,168	6,737	19,097	20,775

ROU assets obtained in exchange for lease obligations:
Finance lease liabilities	$2,338	$—	$3,722	$—
Operating lease liabilities	—	—	4,497	288

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Supplemental balance sheet information related to leases was as follows (in thousands):

	October 3, 2020	December 31, 2019

Finance leases:
Other assets	$1,948	$1,384

Accrued liabilities	$2,338	$1,384

Operating leases:
Operating lease ROU assets	$62,144	$70,225

Operating lease liabilities	$22,390	$23,511
Long-term operating lease liabilities	56,703	67,902
Total operating lease liabilities	$79,093	$91,413

Weighted-average lease terms and discount rates are as follows:

	October 3, 2020	December 31, 2019

Weighted-average remaining lease terms (in years):
Finance leases	1.3	0.5
Operating leases	3.6	4.2

Weighted-average discount rates:
Finance leases	—%	—%
Operating leases	5.5%	5.5%

Maturities of lease liabilities as of October 3, 2020 were as follow (in thousands):

	Finance Leases	Operating Leases
Remaining 2020	$2,338	$24,956
2021	—	25,106
2022	—	23,385
2023	—	17,970
2024	—	405
Thereafter	—	—
Total minimum lease payments	$2,338	$91,822
Less: amount representing interest	—	(12,729)
Total lease liabilities	$2,338	$79,093

6.    Commitments and Contingencies

Purchase Commitments
The aggregate amount of open purchase orders as of October 3, 2020 was approximately $430.5 million. Of the aggregate amount, $156.9 million related to the Company’s migration to a third-party hosting provider, of which $17.3 million was accrued for as of October 3, 2020. The Company cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current needs and are fulfilled by its suppliers, contract manufacturers, and logistics providers within short periods of time.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

During the normal course of business, the Company and its contract manufacturers procure components based upon a forecasted production plan. If the Company cancels all or part of the orders, or materially reduces forecasted orders, it may be liable to its suppliers and contract manufacturers for the cost of the excess components purchased by its contract manufacturers. As of October 3, 2020, $7.9 million was accrued for such liabilities to contract manufacturers.

Letters of Credit

As of October 3, 2020 and December 31, 2019, the Company had outstanding letters of credit of $24.8 million and $24.6 million, respectively, issued to cover the security deposit on the lease of its office headquarters in San Francisco, California, and other facility leases.

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

On March 20, 2020, the court ruled on plaintiffs’ request for attorneys’ fees and costs and awarded $6.9 million in attorneys’ fees and $0.2 million in costs. On April 20, 2020, the Company filed a notice of appeal. On August 14, 2020, the parties agreed to settle the attorneys’ fees issue for $5.6 million and on August 24, 2020, the appeal was dismissed.

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

During 2016 and 2017, seven derivative lawsuits were filed in various federal courts and in the Delaware Court of Chancery naming the Company as nominal plaintiff and certain of the Company’s officers and directors as defendants. The federal cases are all stayed. The three cases filed in the Delaware Court of Chancery were consolidated and a second amended

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

complaint was filed in which plaintiffs allege breach of fiduciary duty and insider trading against certain defendants who sold shares in the Company’s initial public offering and/or a secondary offering. On April 26, 2017, the Company filed a motion to dismiss the Delaware cases for failure to state a claim. On December 14, 2018, the court denied the motion to dismiss. The Company filed a motion for interlocutory appeal, which was denied on January 14, 2019. The Company then filed a Notice of Appeal in the Delaware Supreme Court, which was denied on January 30, 2019. On February 10, 2020, the parties agreed to a settlement of all of the derivative lawsuits, and final court approval of the settlement was received on October 27, 2020.

Securities Litigation II. On November 1, 2018, a putative securities class action was filed in the U.S. District Court for the Northern District of California naming the Company and certain of its officers as defendants. The complaint alleges violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) arising out of alleged materially false and misleading statements about the Company’s guidance for the fourth quarter of 2016 and full fiscal year 2016 that was provided during the third and fourth quarters of 2016. On November 15, 2018, a second putative securities class action was filed in the same court alleging similar claims against the same defendants. On April 25, 2019, the two actions were consolidated, and a consolidated amended class action complaint was filed on June 24, 2019. The consolidated complaint also alleges violations of Sections 10(b) and 20 of the Exchange Act against the Company and certain officers relating to the Company’s 2016 guidance, on behalf of a putative class of stockholders who purchased Fitbit stock from August 2, 2016 through January 30, 2017. Plaintiffs seek class certification, unspecified compensatory damages, and reasonable costs and expenses including attorneys’ fees. On August 23, 2019, the Company filed a motion to dismiss. On March 23, 2020, the court granted the motion to dismiss with leave to amend. On April 28, 2020, the court entered judgment after plaintiffs indicated that they did not intend to file an amended complaint. Plaintiffs filed a notice of appeal of the judgment to the United States Court of Appeals for the Ninth Circuit on May 27, 2020. Plaintiffs filed their opening brief on September 25, 2020, and the Company’s opposition brief is due on November 25, 2020.
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
On May 30, 2018, Koninklijke Philips filed a second patent infringement suit in the Regional Court of Mannheim alleging infringement by certain of Fitbit’s products of the German part of EP 1 076 806 B1 (“EP806”). In October 2018, the case was stayed pending the decision in a parallel nullity proceeding challenging the validity of EP806. A hearing in the nullity proceeding is scheduled for November 11, 2020.
On July 22, 2019, Philips North America LLC filed a patent infringement suit in U.S. District Court for the District of Massachusetts alleging infringement of U.S. Patent Nos. 6,013,007, 7,088,233, 8,277,377, and 6,976,958 by certain of Fitbit’s products. On November 13, 2019, the Company filed a motion to dismiss. On November 27, 2019, Philips filed an amended complaint. On December 10, 2019, the Company filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss was held on August 20, 2020, but the Court has not yet issued an order. In addition, the Court held a claim construction hearing on August 5, 2020, but has not yet issued an order. On September 3, 2020, Philips filed an amended complaint, withdrawing all allegations of infringement of U.S. Patent No. 6,976,958.
On December 10, 2019, Philips North America and Koninklijke Philips filed a complaint for patent infringement in the International Trade Commission (“ITC”) naming Fitbit, Garmin International, Inc., Garmin USA, Inc., Garmin Ltd., d/b/a Garmin Switzerland GmbH, Ingram Micro Inc., Maintek Computer (Suzhou) Co., Ltd., and Inventec Appliances (Pudong) as proposed respondents. The complaint asserts that all proposed respondents’ accused products infringe U.S. Patent Nos. 7,845,228 (the “’228 patent”), 9,820,698 (the “’698 Patent”), and 9,717,464 (the “’464 patent”) (collectively, the “ITC Patents”), and requests that the ITC institute an investigation and thereafter issue a limited exclusion order and cease and desist orders. On January 10, 2020, the ITC instituted the investigation, titled “In the Matter of Certain Wearable Monitoring Devices, Systems, and Components Thereof.” On October 1, 2020, the ITC Administrative Law Judge (“ALJ”) granted summary determination that Fitbit’s accused products do not infringe the ’464 and ’698 Patents. The ALJ also denied the parties’ respective motions for summary determination of non-infringement and infringement of the ’228 Patent, and determined that Philips satisfied the economic prong of the domestic industry requirement for the ’228 patent. The ITC held an evidentiary hearing regarding the ’228 patent (and the ’464 patent with respect to certain remaining allegations against Garmin) on October 21, 2020 through October 23, 2020. The initial determination is due by February 4, 2021, and the target date for completion of the investigation is June 4, 2021.

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

On April 2, 2020, the Company filed a complaint for declaratory judgment against Koninklijke Philips in the U.S. District Court for the Northern District of California requesting that the court declare that Fitbit’s products do not infringe the ITC Patents. On July 9, 2020, the court ordered that the case be transferred to the U.S. District Court for the District of Massachusetts following a motion filed by Koninklijke Philips. On October 15, 2020, the court stayed the action pending the ITC investigation between the parties.
On April 8, 2020, the Company filed a lawsuit against Philips North America and Koninklijke Philips in the U.S. District Court for the Northern District of California alleging infringement of U.S. Patent Nos. 7,145,462 and 8,868,377 by certain of Philips’ products. On August 26, 2020, the court ordered that the case be transferred to the U.S. District Court for the District of Massachusetts following a motion filed by Philips. On September 11, 2020, Philips filed a motion to dismiss certain of the claims in the Company’s complaint.
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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company also currently has directors’ and officers’ insurance.

7.    Stockholders’ Equity

Equity Incentive Plans

In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan became effective on June 16, 2015 and serves as the successor to the Amended and Restated 2007 Stock Plan (the “2007 Plan”). The Company ceased granting awards under the 2007 Plan upon the effectiveness of the 2015 Plan. However, any outstanding stock options and restricted stock units (“RSUs”) granted under the 2007 Plan remain subject to the terms of the 2007 Plan. As of October 3, 2020, 33.7 million shares of Class A common stock were reserved and available for future issuance under the 2015 Plan.

Stock Options

Stock option activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	Stock Options Outstanding
	Number of Shares Subject to Stock Options	Weighted– Average Exercise Price	Aggregate Intrinsic Value (1)
Balance—December 31, 2019	12,871	$3.51
Granted	—
Exercised	(1,469)	$2.04
Forfeited or canceled	(147)	$6.96
Balance—October 3, 2020	11,255	$3.66	$40,248

Stock options vested and expected to vest—October 3, 2020	11,255	$3.66	$40,248
Stock options exercisable—October 3, 2020	11,255	$3.66	$40,248

(1) The aggregate intrinsic values of stock options outstanding, exercisable, vested and expected to vest as of October 3, 2020 were calculated as the difference between the exercise price of the stock options and the fair value of the Class A common stock of $6.92 as of October 3, 2020.

 Restricted Stock Units

RSU activity under the equity incentive plans was as follows (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2019	18,932	$5.68
Granted	9,904	$6.41
Vested	(8,808)	$6.16
Forfeited or canceled	(944)	$5.90
Unvested balance—October 3, 2020	19,084	$5.83

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Cost of revenue	$1,846	$1,446	$6,059	$4,397
Research and development	10,633	10,557	33,194	34,437
Sales and marketing	2,701	2,587	8,376	8,900
General and administrative	3,197	3,494	10,248	11,441
Total stock-based compensation expense	$18,377	$18,084	$57,877	$59,175

As of October 3, 2020, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $97.4 million, which the Company expects to recognize over an estimated weighted average period of 1.8 years.

8.     Income Taxes

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax.

For the three and nine months ended October 3, 2020, the Company recorded an expense for income taxes of $4.0 million and a benefit for income taxes of $125.6 million, respectively, for an effective tax rate of (7.9)% and 47.6%, respectively. The effective tax rate for the three and nine months ended October 3, 2020 was different than the statutory federal tax rate primarily due to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which enables the Company to carry back current year, 2018 and 2019 net operating losses into prior taxable periods. As a result, the Company released valuation allowance on deferred tax assets related to those net operating losses that can be carried back and benefited in the prior years at the U.S. tax rate of 35%. The tax expense for the three months ended October 3, 2020 was primarily from a true-up to the tax benefit recorded through the second quarter of 2020 due to changes in the mix of income/losses between the Company’s jurisdictions in the third quarter of 2020.

For the three and nine months ended September 28, 2019, the Company recorded an expense for income taxes of $1.7 million and $4.0 million, respectively, for an effective tax rate of (3.3)% and (2.0)%, respectively. The effective tax rate for the three and nine months ended September 28, 2019 was different than the statutory federal tax rate primarily due to the impact of a full valuation allowance on the Company’s U.S. and certain of its foreign deferred tax assets, the mix of income/ losses between the Company’s foreign jurisdictions, and pretax losses in jurisdictions for which no tax benefit will be recognized.

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

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

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

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes,” which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of October 3, 2020, the Company maintains a valuation allowance against all of its U.S. deferred tax assets and against certain of its foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in each of the applicable jurisdictions going forward.

As of October 3, 2020, the total amount of gross unrecognized tax benefits was $83.1 million, of which $46.3 million would affect the effective tax rate if recognized. The Company did not have any tax positions as of October 3, 2020 which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the following 12 months.

The material jurisdictions in which the Company is subject to potential examination include the United States and Ireland. The Company believes that adequate amounts have been reserved for these jurisdictions. For the United States, the Company is currently under examination by the Internal Revenue Service ("IRS") for fiscal 2015 to 2019. For state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2014.

9.    Net Loss per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Numerator:
Net loss	$(54,452)	$(51,893)	$(138,255)	$(199,876)

Denominator:
Weighted-average shares of common stock—basic for Class A and Class B	270,443	258,753	267,958	256,046
Effect of dilutive securities	—	—	—	—
Weighted-average shares of common stock—diluted for Class A and Class B	270,443	258,753	267,958	256,046
Net loss per share:
Basic	$(0.20)	$(0.20)	$(0.52)	$(0.78)
Diluted	$(0.20)	$(0.20)	$(0.52)	$(0.78)

FITBIT, INC.
Notes to Condensed Consolidated Financial Statements (Continued)

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019

Stock options to purchase common stock	11,255	15,384	11,255	15,584
RSUs	19,084	18,279	19,084	20,998
Warrant	230	230	230	230
Diluted impact of Employee Stock Purchase Plan	—	1,412	—	1,351
Total	30,569	$35,305	30,569	38,163

10.    Significant Customer Information and Other Information

Retailer and Distributor Concentration

Retailers and distributors that accounted for equal to or greater than 10% of total revenue for the three and nine months ended October 3, 2020 and September 28, 2019 were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
C	11%	*	12%	*
G	—%	12%	—	*
D	—%	11%	—	*
* Represents less than 10%.

Retailers and distributors that accounted for equal to or greater than 10% of accounts receivable at October 3, 2020 and December 31, 2019 were as follows:

	October 3, 2020	December 31, 2019
C	13%	18%
D	—	11
E	—	10

    * Represents less than 10%.

Geographic and Other Information

Revenue by geographic region, based on ship-to destinations, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
United States	$195,001	$206,654	$461,769	$522,607
Americas excluding United States	25,960	16,722	47,158	51,227
Europe, Middle East, and Africa	102,401	82,951	231,782	257,612
Asia Pacific	40,570	40,873	72,653	101,200
Total	$363,932	$347,200	$813,362	$932,646

As of October 3, 2020 and December 31, 2019, long-lived assets, which represent property and equipment, located outside the United States were $27.5 million and $27.9 million, respectively.

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

Our business during the first three quarters of 2020 was negatively affected by the outbreak of the novel coronavirus COVID-19. As discussed further below, we expect the COVID-19 pandemic and associated mitigation efforts to continue to negatively impact our results in 2020, although the nature and extent will depend on future developments that are evolving and highly uncertain. We remain committed to our mission to empower and inspire people to live healthier, more active lives, while prioritizing the health and safety of our workforce.

In the first three quarters of 2020, we focused on adding offerings for users looking to manage their overall health. In the third quarter of 2020, we introduced three new devices: Fitbit Sense, the world’s first smartwatch with an electrodermal activity (EDA) sensor to help manage stress; Fitbit Versa 3, adding on-device GPS and a speaker to our most popular smartwatch family; and Fitbit Inspire 2, an enhanced version of our most affordable heart rate tracking device. With the purchase of Fitbit Sense and Fitbit Inspire 2, we offer a six-month and one-year free trial to Fitbit Premium, respectively, while certain other Fitbit devices offer a three-month free trial to Fitbit Premium. In the first quarter of 2020, we introduced Fitbit Charge 4, which innovates on our Charge family of trackers with built-in GPS. Additionally, we added more content to Fitbit Premium, our paid subscription service offering personalized health insights, guidance, advanced sleep tools, customized programs, mindfulness content, and over 200 workouts from various brands. To help support our users during the COVID-19 pandemic, in the first quarter of 2020, we announced a 90-day free trial for new Fitbit Premium users and, in the third quarter of 2020, Fitbit Premium reached over 500,000 paid subscribers during its first year since launch. During the third quarter of 2020, we also launched Fitbit Premium + Health Coaching, a virtual one-on-one coaching service matching users to a dedicated certified health professional to create personalized plans using their Fitbit data.

Acquiring customers through the sale of our devices increases the size of our community of users and also increases the potential for future demand for devices and other monetization opportunities, such as software services or coaching revenue. While software revenue continued to be immaterial in the first three quarters of 2020, we believe a growing community of active users provides an opportunity to introduce or further develop software services for our community in the future. We continue to focus on growing our Fitbit Health Solutions channel, which delivers health and wellness solutions for employers, health plans, and health systems and provides an opportunity to drive demand for our devices and software services. Revenue from the Fitbit Health Solutions channel was approximately 8% of total revenue in the first three quarters of 2020.

For the full year 2020, we expect devices sold and revenue to decline compared to full year 2019 primarily as a result of the impact of the COVID-19 pandemic discussed further below, as well as due to the timing of our new product launches. We expect smartwatches to grow as a percentage of revenue compared to the prior year. We expect growth in our higher margin Fitbit Premium and Fitbit Health Solutions revenue streams in 2020 compared to 2019. We expect research and development expenses to increase for the full year 2020 over 2019 as we increase our investment into the expanding wearable device market, which we anticipate will be partially offset by a projected decrease in sales and marketing and general and administrative expenses, with the exception of higher costs related to the Merger Agreement.

Impact of COVID-19

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, adversely impacted our business in the first three quarters of 2020. The pandemic and associated containment measures have caused disruptions in the development, manufacture, shipment, and sales of our products. Such disruptions have been due primarily to temporary closures of our facilities, those of our customers and retailers who sell our products, and those of our contract manufacturers and other supply chain vendors; difficulties in transporting goods and materials; restrictions on travel; and quarantines, stay-at-home orders, and social distancing guidelines in effect in many of the regions in which we operate. In addition, the COVID-19 pandemic and related mitigation efforts have disrupted the economies of the United States and numerous other countries, which is impacting consumer sentiment and discretionary spending.

We have temporarily closed our headquarters in San Francisco, California and other facilities worldwide to protect the health of our employees. We have implemented a work-from-home policy for the majority of our global workforce and we are severely restricting business travel, in light of the recommendations or requirements of government authorities. The costs to implement our work-from-home policy during the first three quarters of 2020 were not material. We will continue to monitor the situation to determine suitable actions, which may vary by location. For example, we may adapt or extend our work-from-home policy beyond what is required by government authorities as we believe to be appropriate for the health and safety of our workforce or in our best interests, although such actions could adversely impact the efficiency and effectiveness of our organization.

During the first three quarters of 2020, our operating results were negatively impacted by decreased retail activity and retail store closures due to COVID-19, which was partially offset by increased revenue from our direct channel, Fitbit.com. Operating results were also impacted by additional reserves for product returns, rebates and promotions, and price protection on certain products, primarily as a result of declining demand due to COVID-19.

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

We are focused on preserving our liquidity and managing our cash flow through the financial challenges presented by COVID-19 by reducing our discretionary spending, closely managing inventory levels, and reducing marketing spend. While we have been significantly impacted by the COVID-19 pandemic, we believe, based on our current forecasts, that we have sufficient liquidity to meet our working capital and capital expenditure needs through the anticipated closing of the Merger with Google. If the transaction were to be materially delayed or fail to close, or if revenues were to be materially below our forecasts, we would likely need to raise additional funds, which we may not be able to do on favorable terms or at all. We have received various tax benefits from the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), as described in Note 8 of the Notes to Condensed Consolidated Financial Statements and below in the section titled “Components of our Operating Results” under “Income Tax Expense (Benefit).” For further information regarding the impact of COVID-19 on our business, please see the below discussion under “Operating Results” and Item 1A, Risk Factors in this Quarterly Report on Form 10-Q.

Financial Highlights

The following are financial highlights for the three and nine months ended October 3, 2020 and September 28, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Revenue	$363,932	$347,200	$813,362	$932,646
Net loss	$(54,452)	$(51,893)	$(138,255)	$(199,876)
Adjusted EBITDA	$(34)	$(19,439)	$(108,133)	$(93,455)
Devices sold	3,303	3,540	7,943	9,999

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

Devices Sold

Devices sold represents the number of wearable devices that are sold during a period, net of expected returns. Devices sold does not include sales of accessories. Growth rates between devices sold and revenue are not necessarily correlated because our revenue is affected by other variables, such as the types of products sold during the period, the introduction of new product offerings with differing U.S. manufacturer’s suggested retail prices, the effect of rebates and promotions, and sales of accessories and premium services.

Activations - Repeat and Re-Activated Users

We define an “Activation” as the first instance of a Fitbit device (excluding Aria, Aria 2, Flyer and other accessories) pairing to a user account during the three months prior to the date of measurement. A “Repeat User” is defined as a Fitbit user who activated a Fitbit device to his or her account during the measurement period and activated a different Fitbit device to his or her account during a prior period. A “Re-Activated User” is defined as Repeat User who has not synced his or her prior device and taken at least 100 steps for 90 days or more prior to the measurement period with such device. In the three and nine months ended October 3, 2020, 53.9% and 45.1%, respectively, of Activations came from Repeat Users, with Re-Activated Users representing 53.1% and 55.5%, respectively, of those Repeat Users. The number of Activations from Repeat Users and the number of Re-Activated Users for any period is measured promptly after the measurement period and is not updated.

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

We define adjusted EBITDA as net loss adjusted to exclude stock-based compensation expense, acquisition-related costs, the impact of restructuring, depreciation and intangible assets amortization, interest income (expense), net, and income tax expense (benefit).

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

The following table presents a reconciliation of net loss to adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Net loss	(54,452)	(51,893)	(138,255)	(199,876)
Stock-based compensation expense	18,377	18,084	57,877	59,175
Acquisition-related costs	18,239	—	57,166	—
Restructuring	—	—	—	2,458
Depreciation and intangible assets amortization	13,563	15,089	41,683	49,314
Interest expense (income), net	268	(2,388)	(1,038)	(8,476)
Income tax expense (benefit)	3,971	1,669	(125,566)	3,950
Adjusted EBITDA	$(34)	$(19,439)	$(108,133)	$(93,455)

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

The following table presents a reconciliation of net cash used in operating activities to non-GAAP free cash flow (in thousands):

	Nine Months Ended
	October 3, 2020	September 28, 2019
Net cash used in operating activities	$(62,608)	$(185,112)
Purchase of property and equipment	(22,419)	(26,277)
Non-GAAP free cash flow	$(85,027)	$(211,389)
Net cash provided by investing activities	$118,723	$7,277
Net cash used in financing activities	$(17,210)	$(8,690)

Components of our Operating Results

Revenue

We have three sources of revenue: consumer device revenue, Fitbit Health Solutions revenue, and consumer services revenue. The vast majority of our total revenue comes from the sale of wearable devices through the retail, direct, and Fitbit Health Solutions channels. Within the Fitbit Health Solutions channel, revenue is composed of devices, services, and software, with most of our revenue driven by device sales. Consumer services revenue includes revenue from our Premium subscription and extended warranty offerings.

Cost of Revenue

Cost of revenue consists of product costs, including costs of contract manufacturers for production, shipping and handling costs, warranty replacement costs, packaging, fulfillment costs, manufacturing and tooling equipment depreciation, warehousing costs, hosting costs, write-downs of excess and obsolete inventory, platform fees associated with consumer services revenue, amortization of developed technology intangible assets acquired, and certain allocated costs related to management, facilities, and personnel-related expenses and other expenses associated with supply chain logistics. Personnel-related expenses include salaries, bonuses, benefits, and stock-based compensation.

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

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Consolidated Statements of Operations Data:
Revenue	$363,932	$347,200	$813,362	$932,646
Cost of revenue(1)	228,120	239,248	529,586	627,027
Gross profit	135,812	107,952	283,776	305,619
Operating expenses:
Research and development(1)	90,771	65,693	256,093	213,651
Sales and marketing(1)	60,726	71,296	183,157	222,972
General and administrative(1)	35,493	23,083	112,583	74,640
Total operating expenses	186,990	160,072	551,833	511,263
Operating loss	(51,178)	(52,120)	(268,057)	(205,644)
Interest income (expense), net	(268)	2,388	1,038	8,476
Other income (expense), net	965	(492)	3,198	1,242
Loss before income taxes	(50,481)	(50,224)	(263,821)	(195,926)
Income tax expense (benefit)	3,971	1,669	(125,566)	3,950
Net loss	$(54,452)	$(51,893)	$(138,255)	$(199,876)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Stock-Based Compensation Expense:
Cost of revenue	$1,846	$1,446	$6,059	$4,397
Research and development	10,633	10,557	33,194	34,437
Sales and marketing	2,701	2,587	8,376	8,900
General and administrative	3,197	3,494	10,248	11,441
Total stock-based compensation expense	$18,377	$18,084	$57,877	$59,175

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	63	69	65	67
Gross profit	37	31	35	33
Operating expenses:
Research and development	24	19	30	23
Sales and marketing	17	21	23	24
General and administrative	10	7	14	8
Total operating expenses	51	46	67	55
Operating loss	(14)	(15)	(32)	(22)
Interest income (expense), net	—	1	—	1
Other income (expense), net	—	—	—	—
Loss before income taxes	(14)	(14)	(32)	(21)
Income tax expense (benefit)	1	—	(15)	—
Net loss	(15)%	(15)%	(17)%	(21)%

Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 3, 2020	September 28, 2019	$	%	October 3, 2020	September 28, 2019	$	%
Revenue	$363,932	$347,200	$16,732	5%	$813,362	$932,646	$(119,284)	(13)%

Revenue increased $16.7 million, or 5%, to $363.9 million for the three months ended October 3, 2020, from $347.2 million for the three months ended September 28, 2019, primarily as a result of a higher smartwatch mix due to the introduction of our two new smartwatches in the third quarter of 2020, as well as an increase in average selling price. Sales of smartwatches increased to 60% of revenue for the third quarter of 2020 from 59% of revenue for the same period in 2019, while demand for trackers decreased to 36% of revenue from 40% of revenue in the same period in 2019. As a result of new product launches in the third quarter of 2020 with innovative features at higher price points, average selling price increased by 8% to $104 for the third quarter of 2020, from $96 in the third quarter of 2019. As a result of fewer new product introductions, or NPIs, of smartwatches and trackers in 2020 compared to 2019, revenue from NPIs decreased to $187.9 million, or 52% of revenue, in the third quarter of 2020, from $211.7 million, or 61% of revenue, during the third quarter of 2019. Total devices sold decreased 7% year over year, to 3.3 million devices sold in the third quarter of 2020, from 3.5 million devices sold during the same period in 2019. Revenue from our direct channel, Fitbit.com, increased 54% to $42.0 million, or 12% of revenue, in the three months ended October 3, 2020, compared to $27.2 million, or 8% of revenue, in the same period in 2019.

Revenue decreased $119.3 million or 13%, to $813.4 million for the nine months ended October 3, 2020, from $932.6 million for the nine months ended September 28, 2019, primarily as a result of decreased retail activity and retail store closures due to COVID-19 during the first half of 2020. The decrease in retail revenue was partially offset by an increase in revenue from our direct channel, Fitbit.com, which increased 47% to $131.0 million, or 16% of revenue, in the nine months ended October 3, 2020, compared to $88.8 million, or 10% of revenue, in the same period in 2019. As a result of the increased revenue from our direct channel, which experiences fewer discounts and returns, our recent new product launches with innovative features at higher price points, and fewer promotions compared to the prior year, average selling price increased by 5% to $96 for the first three quarters of 2020, from $91 for the first three quarters of 2019. As a result of fewer product introductions of smartwatches and trackers in 2020 compared to 2019, revenue from NPIs decreased to $482.9 million, or 59% of revenue, during the first three quarters of 2020, from $606.8 million, or 65% of revenue, during the first three quarters of 2019. Total devices sold decreased 21% year over year, to 7.9 million devices sold in the first three quarters of 2020, from 10.0 million devices sold during the same period in 2019. Sales of our smartwatches increased to 53% of revenue for the first three quarters of 2020 from 47% of revenue for the same period in 2019, while demand for our trackers decreased to 43% of revenue for the first three quarters of 2020, from 52% of our revenue in the same period in 2019.

U.S. revenue, based on ship-to destinations, decreased $11.7 million, or 6%, to $195.0 million for the three months ended October 3, 2020, from $206.7 million for the three months ended September 28, 2019. International revenue, based on ship-to destinations, increased $28.4 million, or 20%, to $168.9 million for the three months ended October 3, 2020, from $140.5 million for the three months ended September 28, 2019, primarily due to an increase of 23% in the Europe, Middle East, and Africa region.

U.S. revenue decreased $60.8 million, or 12%, to $461.8 million for the nine months ended October 3, 2020, from $522.6 million for the nine months ended September 28, 2019. International revenue decreased $58.4 million, or 14%, to $351.6 million for the nine months ended October 3, 2020, from $410.0 million for the nine months ended September 28, 2019, primarily due to a decrease of 28% in the Asia Pacific region. The increase in revenue from our direct channel, Fitbit.com, was primarily in the United States for the nine months ended October 3, 2020.

Cost of Revenue

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 3, 2020	September 28, 2019	$	%	October 3, 2020	September 28, 2019	$	%
Cost of revenue	$228,120	$239,248	$(11,128)	(5)%	$529,586	$627,027	$(97,441)	(16)%
Gross profit	135,812	107,952	27,860	26%	283,776	305,619	(21,843)	(7)%
Gross margin	37%	31%			35%	33%

Cost of revenue decreased to $228.1 million for the three months ended October 3, 2020, from $239.2 million for the three months ended September 28, 2019. The decrease in cost of revenue was due to a $13.5 million reduction in product costs and a $7.6 million reduction in warranty expense, both associated with the decreases in devices sold compared to the same period in 2019, as well as a $4.5 million decrease in excess and obsolete inventory write-downs compared to the prior period. The reduction in warranty expense was also associated with lower customer support contact rates due to the improved quality of our products. The decrease in cost of revenue was partially offset by a $6.1 million increase in platform fees associated with an increase in consumer services revenue.

Cost of revenue decreased to $529.6 million for the nine months ended October 3, 2020, from $627.0 million for the nine months ended September 28, 2019. In the first quarter of 2020, we were granted an exclusion from tariffs on our products manufactured in China, resulting in a $21.3 million benefit during the period for tariff costs incurred in 2019. The decrease in cost of revenue for the nine months ended October 3, 2020 was also due to a $76.8 million reduction in product costs and a $13.7 million reduction in warranty expense, both associated with the decreases in devices sold compared to the same period in 2019, as well as an $8.6 million decrease in excess and obsolete inventory write-downs compared to the prior period. The reduction in warranty expense was also associated with lower customer support contact rates due to the improved quality of our products. The decrease in cost of revenue was partially offset by a $11.1 million increase in platform fees associated with an increase in consumer services revenue and a $4.0 million increase in shipping and handling costs due to the increase in shipments in our direct channel, Fitbit.com.

Gross margin increased to 37% for the three months ended October 3, 2020, from 31% for the three months ended September 28, 2019, primarily due to a decrease in discounts, rebates and promotions, an increase in consumer services revenue, and an increase in revenue from our direct channel, Fitbit.com.

Gross margin increased to 35% for the nine months ended October 3, 2020, from 33% for the nine months ended September 28, 2019, primarily due to a decrease in discounts, rebates and promotions, lower warranty costs, an increase in consumer services revenue, and an increase in revenue from our direct channel, Fitbit.com. The increase in gross margin was also driven by the benefit of the tariffs exclusion during the first three quarters of 2020.

Research and Development

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 3, 2020	September 28, 2019	$	%	October 3, 2020	September 28, 2019	$	%
Research and development	$90,771	$65,693	$25,078	38%	$256,093	$213,651	$42,442	20%

Research and development expenses increased $25.1 million, or 38%, to $90.8 million for the three months ended October 3, 2020, from $65.7 million for the three months ended September 28, 2019. The increase was primarily due to a $21.4 million increase in personnel-related expenses, including bonuses connected with the Merger, and a $3.3 million increase in tooling expenses, offset by a $1.7 million decrease in travel expenses. Headcount increased 13% for the three months ended October 3, 2020 compared to the prior year period.

Research and development expenses increased $42.4 million, or 20%, to $256.1 million for the nine months ended October 3, 2020, from $213.7 million for the nine months ended September 28, 2019. The increase was primarily due to a $39.0 million increase in personnel-related expenses, including bonuses connected with the Merger, and a $3.9 million increase in tooling expenses, offset by a $3.8 million decrease in travel expenses. Headcount increased 4% for the nine months ended October 3, 2020 compared to the prior year period.

Sales and Marketing

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 3, 2020	September 28, 2019	$	%	October 3, 2020	September 28, 2019	$	%
Sales and marketing	$60,726	$71,296	$(10,570)	(15)%	$183,157	$222,972	$(39,815)	(18)%

Sales and marketing expenses decreased $10.6 million, or 15%, to $60.7 million for the three months ended October 3, 2020, from $71.3 million for the three months ended September 28, 2019. The decrease was primarily due to a $15.2 million reduction in marketing expenses due to timing of media spend to support product launches and a $1.7 million decrease in customer support costs due to the improved quality and reduced case volume of our products, offset by an increase of $5.2 million in personnel-related expenses, including bonuses connected with the Merger. Headcount decreased 1% for the three months ended October 3, 2020 compared to the prior year period.

Sales and marketing expenses decreased $39.8 million, or 18%, to $183.2 million for the nine months ended October 3, 2020, from $223.0 million for the nine months ended September 28, 2019. The decrease was primarily due to a $43.9 million reduction in marketing expenses due to timing of media spend to support product launches, an $8.1 million decrease in customer support costs due to the improved quality and reduced case volume of our products, and a $2.0 million decrease in travel expenses, offset by an increase of $8.3 million in personnel-related expenses, including bonuses connected with the Merger. Headcount increased 1% for the nine months ended October 3, 2020 compared to the prior year period.

General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 3, 2020	September 28, 2019	$	%	October 3, 2020	September 28, 2019	$	%
General and administrative	$35,493	$23,083	$12,410	54%	$112,583	$74,640	$37,943	51%

General and administrative expenses increased $12.4 million, or 54%, to $35.5 million for the three months ended October 3, 2020, from $23.1 million for the three months ended September 28, 2019. The increase was primarily due to an $8.9 million increase in personnel-related expenses, including bonuses connected with the Merger, a $7.2 million increase in legal fees primarily related to litigation, and a $4.3 million increase in consulting and legal fees related to the Merger Agreement with

Google, offset by a $5.6 million decrease in credit loss allowances. Headcount decreased 3% for the three months ended October 3, 2020 compared to the prior year period.

General and administrative expenses increased $37.9 million, or 51%, to $112.6 million for the nine months ended October 3, 2020, from $74.6 million for the nine months ended September 28, 2019. The increase was primarily due to $16.9 million in consulting and legal fees related to the Merger Agreement with Google, a $16.1 million increase in legal fees primarily related to litigation, and a $10.7 million increase in personnel-related expenses, including bonuses connected with the Merger, offset by a $4.0 million decrease in allocated overhead. Headcount decreased 1% for the nine months ended October 3, 2020 compared to the prior year period.

Interest and Other Income (Expense), Net

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 3, 2020	September 28, 2019	$	%	October 3, 2020	September 28, 2019	$	%
Interest income (expense), net	$(268)	$2,388	$(2,656)	(111)%	$1,038	$8,476	$(7,438)	(88)%
Other income (expense), net	965	(492)	1,457	(296)%	3,198	1,242	1,956	157%

Interest income (expense), net decreased $2.7 million, to an expense of $0.3 million for the three months ended October 3, 2020, from income of $2.4 million for the three months ended September 28, 2019, primarily due to decreases in cash, cash equivalents, and marketable securities balances, as well as lower interest rates earned. Other income (expense), net increased primarily due to an increase in foreign currency gains.

Interest income (expense), net decreased $7.4 million, to $1.0 million for the nine months ended October 3, 2020, from $8.5 million for the nine months ended September 28, 2019, primarily due to decreases in cash, cash equivalents, and marketable securities balances, as well as lower interest rates earned. Other income (expense), net increased primarily due to an increase in foreign currency gains.

Income Tax Expense (Benefit)

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	October 3, 2020	September 28, 2019	$	%	October 3, 2020	September 28, 2019	$	%
Income tax expense (benefit)	$3,971	$1,669	$2,302	138%	$(125,566)	$3,950	$(129,516)	(3,279)%
Effective tax rate	(7.9)%	(3.3)%			47.6%	(2.0)%

Income tax expense increased $2.3 million, to an income tax expense of $4.0 million for the three months ended October 3, 2020, from an income tax expense of $1.7 million for the three months ended September 28, 2019. Our effective tax rate was (7.9)% and (3.3)% for the three months ended October 3, 2020 and September 28, 2019, respectively. The change in our effective tax rate for the three months ended October 3, 2020 was primarily due to the impact of carrying back current year, 2018 and 2019 net operating losses into prior taxable periods under the provisions adopted under the CARES Act. The tax expense for the three months ended October 3, 2020 includes a true-up to the tax benefit recorded through the second quarter of 2020 for the carryback of net operating losses due to changes in the mix of income/losses between our jurisdictions in the third quarter of 2020.

Income tax expense decreased $129.5 million, to an income tax benefit of $125.6 million for the nine months ended October 3, 2020, from an income tax expense of $4.0 million for the nine months ended September 28, 2019. Our effective tax rate was 47.6% and (2.0)% for the nine months ended October 3, 2020 and September 28, 2019, respectively. The change in our effective tax rate for the nine months ended October 3, 2020 was primarily due to the impact of carrying back current year, 2018 and 2019 net operating losses into prior taxable periods under the provisions adopted under the CARES Act.

Liquidity and Capital Resources

Our operations have been financed primarily through cash flow from operating activities and net proceeds from the sale of our equity securities. As of October 3, 2020, we had cash and cash equivalents of $373.4 million and marketable securities of $43.1 million, approximately 72% of which are held by a U.S. legal entity in the United States.

Of our total cash, cash equivalents, and marketable securities, $117.2 million is held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations, and based on our current plans, we do not anticipate that we will require funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States in the future, we may be required to accrue and pay additional taxes on repatriated funds at that time.

While we have been significantly impacted by the COVID-19 pandemic, we believe, based on our current forecasts, that we have sufficient liquidity to meet our working capital and capital expenditure needs through the anticipated closing of the Merger with Google. If the transaction were to be materially delayed or fail to close, or if revenues were to be materially below our forecasts, we would likely need to raise additional funds, which we may not be able to do on favorable terms or at all. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our levels of revenue, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of NPIs, market acceptance of our products, acquisitions, challenges presented by COVID-19, and overall economic conditions. We are focused on navigating the financial challenges presented by COVID-19 by preserving our liquidity and managing our cash flow, including through reducing our discretionary spending, closely managing inventory levels, and reducing marketing spend. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Letters of Credit

As of October 3, 2020, we had outstanding letters of credit of $24.8 million issued to cover various security deposits on our facility leases.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	October 3, 2020	September 28, 2019
Net cash provided by (used in):
Operating activities	$(62,608)	$(185,112)
Investing activities	118,723	7,277
Financing activities	(17,210)	(8,690)
Net change in cash and cash equivalents	$38,905	$(186,525)

Cash Flows from Operating Activities

Net cash used in operating activities of $62.6 million for the nine months ended October 3, 2020 was primarily due to our net loss of $138.3 million, partially offset by total non-cash adjustments of $115.3 million and a decrease in net operating assets and liabilities of $39.7 million. The decrease in net operating assets and liabilities compared to the first three quarters of 2019 included a decrease in accounts receivable of $76.4 million and a decrease in inventory of $21.4 million, offset by a decrease in accounts payable and accrued liabilities of $89.8 million, and an increase in prepaid expenses and other assets of $9.1 million. The $115.3 million total non-cash adjustments for the first three quarters of 2020 included stock-based compensation expense of $57.9 million, depreciation expense of $33.3 million, provision for inventory obsolescence of $14.2 million, non-cash lease expense of $11.1 million, and intangible assets amortization of $8.4 million.

Our days sales outstanding in accounts receivable, calculated as the number of days represented by the accounts receivable balance as of period end, increased from 74 days as of December 31, 2019, to 78 days as of October 3, 2020, due to slower collections during the third quarter of 2020 compared to the fourth quarter of 2019.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended October 3, 2020 of $118.7 million was due to maturities and sales of marketable securities of $200.9 million, offset by purchases of marketable securities of $59.7 million and purchases of property and equipment of $22.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended October 3, 2020 was due to $18.8 million in net cash used for payment of taxes on Class A common stock issued under our employee equity incentive plans and $1.4 million paid for financing leases, offset by $3.0 million in proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

Our future minimum lease payments under our operating leases as of October 3, 2020 was $79.1 million. We had no financing leases as of October 3, 2020.

The aggregate amount of open purchase orders as of October 3, 2020 was approximately $430.5 million. Of the aggregate amount, $156.9 million related to our migration to a third-party hosting provider, of which $17.3 million was accrued for as of October 3, 2020. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time. We subcontract with other companies to manufacture our products.

During the normal course of business, we and our contract manufacturers procure components based upon a forecasted production plan. If we cancel all or part of the orders, or materially reduce forecasted orders, in certain circumstances we may be liable to our suppliers and contract manufacturers for the cost of the excess components purchased by our contract manufactures. As of October 3, 2020, $7.9 million was accrued for such liabilities to contract manufacturers.

We have recorded a liability for uncertain tax positions of $48.6 million as of October 3, 2020.

Off-Balance Sheet Arrangements

As of October 3, 2020, we did not have any off-balance sheet arrangements or holdings in variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. As of October 3, 2020, we had cash and cash equivalents of $373.4 million and marketable securities of $43.1 million, which consisted primarily of bank deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate notes and bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment.

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

We had no outstanding contracts in cash flow hedges for forecasted revenue transactions as of October 3, 2020. We had no outstanding balance sheet hedges as of October 3, 2020. We assessed our exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. A hypothetical change of 10% in exchange rates would not have materially affected our operating results.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2020. Based on the evaluation of our disclosure controls and procedures as of October 3, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Completion of the Merger with Google is subject to conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws, and similar competition approvals or consents that must be obtained from regulatory entities in the United States and certain foreign jurisdictions, including the European Union. On August 4, 2020, the European Commission, or the EC, announced it had initiated a Phase II review of the Merger. On October 16, 2020, the European Commission extended the deadline for its Phase II investigation to January 8, 2021. The duration of a Phase II review cannot be foreseen with certainty. The process to obtain regulatory approvals could substantially delay, or prevent, the consummation of the Merger, including beyond 2020. In addition, the extent to which the COVID-19 pandemic, discussed further below, may impact the timing of receipt of necessary regulatory approvals and consents for completion of the Merger is uncertain and cannot be predicted. If the Merger or a similar transaction is not completed, the share price of our Class A common stock may drop to the extent that the current market price of our Class A common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement provides that we will be required to pay Google a termination fee of $80 million in certain circumstances, such as a material, uncured breach of our obligations under the Merger Agreement. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community and may necessitate us having to obtain additional financing, which may be unavailable on terms favorable to us, or at all. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, users, partners, and suppliers, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. In addition, the negative impact of a failure to complete the Merger could be exacerbated by the significant business and financial risks associated with the COVID-19 pandemic, discussed further below.

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
•interruptions in, or higher costs for, the sourcing of components and the manufacture, distribution, shipment, marketing, and sale of our products, which may cause supply constraints and affect our ability to meet consumer demand, leading to lost sales opportunities;
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

The wearable devices market has a multitude of participants, including large, broad-based consumer electronics companies that either compete in our market or adjacent markets or have announced plans to do so, such as Apple, Samsung, Google, LG, and Amazon. For example, Apple sells the Apple Watch, which is a smartwatch with broad-based functionalities including some health and fitness tracking capabilities, and Apple has sold a significant volume of its smartwatches since introduction. Moreover, smartwatches with health and fitness functionalities may displace the market for traditional tracker devices. For example, the Apple Watch includes electrocardiogram (ECG) functionality, fall detection capability, and a sleep tracking feature. We also face competition from manufacturers of lower-cost devices, such as Xiaomi with its Mi Band devices, and Huawei. Market participants also include specialized consumer electronics companies such as Garmin, as well as traditional watch companies such as Fossil. In addition, we compete with a wide range of stand-alone health and fitness-related mobile apps that can be purchased or downloaded through mobile app stores.

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

In addition, although we intend to build out our recurring consumer services revenue offerings, it is possible that consumers or enterprise customers may not be receptive to these new services or that revenue from these offerings may continue to be immaterial. For example, in the third quarter of 2019, we launched Fitbit Premium, a paid subscription service that delivers a personalized experience with guidance and coaching. In the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers. To date, revenue from consumer services offerings has been an immaterial portion of our overall revenue. In addition, we have limited experience operating services outside of our core device business. Our ability to forecast revenue and other financial and operating results for any new service, such as Fitbit Premium and Fitbit Care, is inherently uncertain, and our actual results may vary significantly from what we desire or predict or from the estimates of analysts.

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

We must continually develop and introduce new products and services and improve and enhance our existing products and services to maintain or increase our sales. We believe that our future growth depends on continuing to engage and expand our user base by introducing new form factors, software services, and other offerings. For example, in the third quarter of 2020, we launched Fitbit Sense, our most advanced health smartwatch, Fitbit Versa 3, and Fitbit Inspire 2, and in the first quarter of 2020, we launched Charge 4, the latest evolution of our Charge family of trackers. In the third quarter of 2019, we launched Fitbit Premium, a paid subscription service, and in the third quarter of 2018, we introduced Fitbit Care, a connected health platform for health plans and employers. We typically have several products and services in development at the same time. The success of new or enhanced products and services depends on a number of factors including, among other things, anticipating and effectively addressing consumer preferences and demand; timely and successful research and development; appropriate pricing and go-to-market strategies; the success of our sales and marketing efforts; effective forecasting and management of product demand, purchase commitments, and inventory levels; effective management of manufacturing and supply costs; and the quality of or any defects in our products.

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

Inventory levels in excess of consumer demand may result in inventory write-downs or write-offs, the sale of inventory at discounted prices, and other actions, which have caused and may continue to cause our gross margin to decline and could impair the strength of our brand. For example, during 2019 and the first three quarters of 2020, we recorded write-downs for excess and obsolete inventory, accelerated depreciation of manufacturing and tooling equipment, price protection on certain products, and rebates. Reserves and write-downs for rebates, promotions, and excess inventory and tooling and manufacturing capacity are recorded based on our forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future, or actual demand could be stronger than forecast, which may result in a reduction to previously recorded reserves and write-downs in the future and increase the volatility of our operating results.

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

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for discretionary items include general economic conditions, consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, and tax rates. Many of these factors have been adversely impacted by the COVID-19 pandemic. Volatility in global economic conditions or a global economic downturn may make it more difficult to predict demand for our products and services and may cause consumers to decline to make, delay, or reduce purchases. Our sensitivity to economic cycles and any related fluctuation in consumer demand for our products and services may have an adverse effect on our operating results and financial condition.

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
•the global macroeconomic impact of the COVID-19 pandemic;
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
•changes in the legislative or regulatory environment, such as with respect to privacy, information security, health and wellness devices, medical devices, consumer product safety, advertising, and taxes;
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

Our historical revenue growth in certain periods should not be considered indicative of our future performance. Our revenue has declined in recent periods, and we expect our revenue growth to be slower than in the past or to decline in future periods due to a number of factors, which may include slowing demand for our products and services, increasing competition, a decrease in the growth of our overall market, our failure for any reason to capitalize on growth opportunities, the maturation of our business, and the impact of the COVID-19 pandemic on our business and the global economy.

From 2014 to 2016, our annual revenue grew rapidly from $745.4 million to $2.2 billion. However, our annual revenue in each of 2017, 2018, and 2019 declined compared to the prior year, and our revenue in the first three quarters of 2020 declined 13% compared to the first three quarters 2019. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect.

In addition, we have not consistently achieved profitability on a quarterly or annual basis. For example, we recorded a net loss of $320.7 million in 2019 and a net loss of $138.3 million for the nine months ended October 3, 2020.

Because we have a limited history operating our business at its current scale, it is difficult to plan for and model future growth, particularly in light of the rapidly evolving nature of the market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, and we may not be able to achieve revenue growth or profitability in the future. Failure to manage our future growth effectively could have an adverse effect on our business, which, in turn, could have an adverse impact on our operating results and financial condition.

If we fail to manage our operating expenses effectively, our financial performance may be negatively impacted.

Our success depends in part on our ability to manage our operating expenses effectively. Although the number of our employees increased only 6% on a year-over-year basis to 1,764 employees as of October 3, 2020, our employee headcount and the scope and complexity of our business have increased significantly in recent years. We incurred a net loss of $320.7 million in 2019 and a net loss of $138.3 million for the nine months ended October 3, 2020.

In addition, we are investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. The development of our products and services is complex and costly, and we typically have several products and services in development at the same time. Our research and development efforts may require us to incur substantial expenses to support the development of our next generation devices and other new products and services. Our research and development expenses were $256.1 million for the nine months ended October 3, 2020 and $300.4 million for 2019.

We could also be required to continue to expand our sales and marketing, product development, and distribution functions; upgrade our business information technology systems and other processes and technology; and obtain more space for our workforce. These efforts could increase the strain on our resources, and we could experience serious operating difficulties, including difficulties in hiring, training, and managing employees.

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

We rely on a limited number of suppliers, contract manufacturers, and logistics providers. In particular, we use contract manufacturers located in Asia, and each of our products is manufactured by a single contract manufacturer. Our reliance on a limited number of suppliers and a sole contract manufacturer for each of our products presents various risks. These include the risk that in the event of an interruption from any part of our supply chain for any reason, such as a natural catastrophe, labor dispute, global disease outbreaks such as the COVID-19 pandemic, system interruption, or actions taken in regard to increased tariffs on goods produced in certain countries such as China, we may not be able to develop an alternate source without incurring material additional costs and substantial delays. In particular, the COVID-19 pandemic has caused, and will likely continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our products, which could adversely impact our revenue, gross margins, and operating results. Such interruptions may be due to, among other things, temporary closures of our facilities or those of our customers, contract manufacturers, and other vendors in our supply chain; governmental restrictions on non-essential business and travel; and quarantines.

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

In order to increase awareness of our products and services and acquire new users, we have spent, and may continue to spend, significant amounts on advertising and other marketing campaigns in various media, such as television, print advertising, and social media. In 2019 and the nine months ended October 3, 2020 advertising expenses, excluding co-op advertising and rebates which are recorded as contra-revenue, were $170.4 million and $64.5 million, respectively, representing approximately 12% and 8% of our revenue, respectively. Co-op advertising costs were $89.8 million and $47.3 million for 2019 and the nine months ended October 3, 2020, respectively. A significant portion of our advertising and marketing spend is typically incurred in the fourth quarter as part of our holiday promotions, as well as when new products are released. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to buy our products and services, our campaigns may be less effective than anticipated if we fail to identify advertising opportunities that satisfy our anticipated return on advertising spend or fail to accurately predict user acquisition, including the conditions and behaviors that drive user behavior. In addition, the timing of our advertising and promotional spend may impact the timing of expected sales of our products and services. Particularly during the holiday season, there is significant competition for consumer spending, and we may not realize our expected sales or recover our advertising and promotional spend if other promotions or products are more compelling. If new products do not meet customer expectations, we may not recover our advertising and promotional spend for NPIs. If any of our advertising campaigns prove less successful than anticipated in attracting new users, we may not be able to recover our advertising spend, and our rate of user acquisition may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products and services. Further, promotional activity may adversely affect our gross margin.

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

We primarily sell our products through retailers and distributors and depend on these third parties to sell and market our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. Our sales depend in part on retailers adequately displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. Our retailers also often offer products and services of our competitors. If our retailers and distributors are not successful in selling our products, overestimate demand for our products, or promote competing products and services more effectively than our products and services, our revenue would decrease and our gross margins could decline due to increased product returns or price protection claims. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new retailers and distributors. We also sell and will need to continue to expand our sales through online retailers, such as Amazon.com, and through our direct channel, Fitbit.com, as consumers increasingly make purchases online. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, our ability to sell our products and services could be adversely affected and our business may be harmed. Additionally, the businesses of our retailers and distributors have suffered, and may continue to suffer, as a result of the COVID-19 pandemic which may impact their ability to sell and market our products and services to customers or cause delays in the delivery of our products due to the prioritization of the shipment of other goods.

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

To date, substantially all of our revenue has been derived from sales of our wearable devices, and we expect to continue to derive the substantial majority of our revenue from sales of these devices for the foreseeable future. In 2019, 2018 and 2017, we derived less than 5% of our revenue from sales of our subscription-based premium services to consumers. However, in the future we plan to increase sales of subscriptions to these services. For example, in the third quarter of 2019, we launched Fitbit Premium, a paid subscription service that delivers a personalized experience with guidance and coaching. In the third quarter of 2020, we added content to that service, including analytics for our stress management score and a health metrics dashboard, in addition to launching Fitbit Premium + Health Coaching, a one-on-one health coaching service. In the third quarter of 2020, we began offering free trials of Fitbit Premium with the purchase of certain devices, ranging from three months to one year. If consumer reception is unfavorable or we are unable to successfully further develop, market and sell our premium services, we may be deprived of a potentially significant source of revenue in the future and our growth and financial performance may be adversely affected.

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

We began exploring possibilities to mitigate the impact of tariffs in 2018, in response to the Trump Administration's concerns regarding China and the ongoing tariff threat. We have made changes to our supply chain and manufacturing operations to significantly reduce our exposure to tariffs on Chinese-origin products. We were also granted an exclusion from the existing Section 301 tariffs on our Chinese-origin products, effective through December 31, 2020. However, if additional tariffs are imposed, related countermeasures are taken by China, or we experience setbacks in our supply chain transformation efforts, our revenue, gross margins, and operating results may be adversely affected.

We have been, and may in the future be, subject to claims and lawsuits alleging that our products fail to provide accurate measurements and data to our users.

Our products and services are used to track and display various information about users’ activities, such as daily steps taken, calories burned, distance traveled, floors climbed, active minutes, sleep duration and quality, heart rate and heart rhythm, skin temperature, blood oxygen saturation, and electrodermal activity, as well as GPS-based information such as speed, distance, and exercise routes on certain of our devices. We anticipate new features and functionality in the future, as well. From time to time, there have been reports and claims made against us alleging that our products do not provide accurate measurements and data to users, including claims asserting that certain features of our products do not operate as advertised. Such reports and claims have resulted in negative publicity and, in some cases, have required us to expend time and resources to defend litigation. If our products fail to provide accurate measurements and data to users, or if there are reports or claims of inaccurate measurements, claims of false advertisement, or claims of inaccuracy regarding the overall health benefits of our products and services in the future, we may become the subject of negative publicity, litigation, including class action litigation, regulatory proceedings, and warranty claims, and our brand, operating results, and business could be harmed.

Our gross margins have declined, and may continue to decline, and we have experienced operating losses as a result of decreased revenues and increased product costs and operating expenses.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, NPIs, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from users to reduce the prices we charge for our products and services, warranty claims, changes in consumer demand, and impacts of the COVID-19 pandemic. Costs for our manufactured products and the components used to make our products are affected by, among other things, energy prices, consumer demand, fluctuations in commodity prices and currency, tariffs, and other factors that are generally unpredictable and beyond our control. Any change to pricing and costs could have an adverse effect on, among other things, our average selling price, the cost of our products, gross margins, operating results, financial condition, and cash flows. Moreover, if we are unable to offset any decreases in our average selling price by increasing our sales volumes or by adjusting our product mix, or if our sales volume declines and we are not able to reduce our costs, our operating results and financial condition may be harmed.

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

We collect, store, process, and use personal information and other user data, and we rely on third parties that are not directly under our control to do so. Data may also be shared as described in our privacy policy. Our users’ exercise and activity-related data and other personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, and information such as heart rates and heart rhythm, sleeping patterns, GPS-based location, skin temperature, blood oxygen saturation, electrodermal activity, and activity patterns.

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

We are regularly subject to claims, lawsuits, including potential class actions, government investigations, and other proceedings involving intellectual property, privacy, consumer protection, product liability, accessibility claims, securities, tax, labor and employment, commercial disputes, and other matters. The number and significance of these disputes and inquiries have increased as we have grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity.

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
•economic and political instability in some countries, particularly in China and Belarus;
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

We are or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations regarding consumer protection, advertising, privacy, intellectual property, manufacturing, medical devices, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions.

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

Our Fitbit ECG App, Aria scales, and Fitbit Flow emergency resuscitators are subject to FDA and corresponding international regulations, and sales of these products or future regulated products could be adversely affected if we fail to comply with the applicable requirements.

Medical devices, including our Fitbit ECG App, Aria scales, and Fitbit Flow emergency resuscitators, are regulated by the FDA and corresponding state regulatory agencies in the United States and separate governmental authorities outside of the United States, and we may have future software features or hardware products that are regulated as medical devices. In the United States, the medical device industry is regulated by governmental authorities, principally the FDA and corresponding state regulatory agencies. Generally, before we can market or sell a new regulated product or make a significant modification to an existing medical device in the United States, we must comply with FDA Quality Management System regulations, and must obtain regulatory clearance or approval from the FDA, unless an exemption from pre-market review applies. In the European Economic Area, medical devices must be developed and manufactured according to applicable medical device standards and specifications, undergo a conformity assessment, and obtain a Declaration of Conformity – Conformité Européenne, or CE marking, before they can be placed on the market. An audit of the quality management system may also be required depending on the medical device’s classification. In addition, certain future software functionality, whether standalone or embedded in existing or future devices, may be regulated as a medical device and require pre-market review and clearance or approval and CE marking. The process of obtaining regulatory clearances or approvals and CE markings to market a medical device can be costly and time consuming, and we may not be able to obtain these on a timely basis, or at all, for future products. Any delay in, or failure to receive or maintain, clearance or approval and CE marking for any medical device products under development could prevent us from generating revenue from these products.

Medical devices are also subject to numerous ongoing compliance requirements under the regulations of the FDA and corresponding state regulatory agencies, as well as by separate governmental authorities outside of the United States, which can be costly and time consuming. For example, under FDA regulations medical device manufacturers are required to, among other things, (i) establish a quality management system to help ensure that their products consistently meet applicable requirements and specifications, (ii) establish and maintain procedures for receiving, reviewing, and evaluating complaints, (iii) establish and maintain a corrective and preventive action procedure, (iv) report certain device-related adverse events and product problems to the FDA, and (v) report to the FDA the removal or correction of a distributed product.

Additionally, in June 2020, we obtained Emergency Use Authorization, or EUA, from the FDA of Fitbit Flow, an emergency resuscitator for use during the COVID-19 pandemic. The emergency use of Fitbit Flow must be consistent with the terms of the EUA. The EUA will be effective until the relevant emergency declaration is terminated or the EUA is revoked.

If we experience any product problems requiring reporting to the FDA or if we otherwise fail to comply with applicable FDA regulations or the regulations of corresponding state regulatory agencies, or the regulations of governmental authorities outside of the United States, with respect to our Fitbit ECG App, Aria scales or future regulated products, or fail to comply with the terms of the EUA, with respect to Fitbit Flow, we could jeopardize our ability to sell our products and could be subject to enforcement actions such as fines, civil penalties, injunctions, recalls of products, delays in the introduction of products into the market, and refusal of the FDA or other regulators to grant future clearances or approvals or CE markings, which could harm our reputation, business, operating results, and financial condition.

In addition, in the United States, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, and/or other potential penalties from, and/or agreements with, the federal government. Similar prohibitions and consequences for non-compliance apply in the European Economic Area.

Government regulations outside the United States have, and may continue to, become increasingly stringent and common. In the European Economic Area, for example, the European Union Medical Device Regulation was published in 2017 and, when it enters into full force in 2021, will include additional significant pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions, and criminal sanctions. Future laws and regulations may have an adverse effect on us.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in June 2015 at a price of $20.00 per share, our stock price has ranged from $2.81 to $51.90 through October 3, 2020. The trading prices of the securities of technology companies in general have been highly volatile, and since the outbreak of the COVID-19 pandemic, the price of many technology and other companies’ shares has fallen significantly. The extent to which, and for how long, the COVID-19 pandemic may impact the market price of our Class A common stock is uncertain.

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

As of October 3, 2020, there were 272.2 million shares of Class A and Class B common stock outstanding. All shares of our common stock are available for sale in the public market, subject in certain cases to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or Securities Act, and various vesting agreements, as well as our insider trading policy.

In addition, as of October 3, 2020, we had stock options outstanding that, if fully exercised, would result in the issuance of 1.3 million shares of Class A common stock and 9.9 million shares of Class B common stock (which shares of Class B common stock generally convert to Class A common stock upon their sale or transfer). We also had restricted stock units, or RSUs, outstanding as of October 3, 2020 that may be settled for 19.1 million shares of Class A common stock. As of October 3, 2020, all of the shares issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance subject to applicable vesting requirements.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of October 3, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, our co-founders, who currently serve as our chief executive officer and chief technology officer, control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earlier of June 17, 2027 or the date the holders of a majority of our Class B common stock choose to convert their shares. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

None.

Item 6. Exhibit Index

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					X
32.1#	Section 1350 Certification of Chief Executive Officer.					X
32.2#	Section 1350 Certification of Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2020 is formatted in iXBRL.					X

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

FITBIT, INC.

Date:	November 4, 2020	/s/ Ronald W. Kisling
Ronald W. Kisling
Chief Financial Officer (Principal Financial and Accounting Officer)